Form 10KSB
period 1995-03-31
MOUNTAIN STATES RESOURCES CORP
filed 1996-11-25
CIK 68619

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       MARCH 31, 1995
                                     --------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-8146
                                            ------
              MOUNTAIN STATES RESOURCES CORPORATION
              -------------------------------------
        (Exact name of registrant as specified in charter)

           UTAH                                  87-0280886
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1935 East Vine Street, Suite 400 Salt Lake City, Utah      84121
-----------------------------------------------------    ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  278-9944
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
------------------        -----------------------------------------
      None                                   N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class       Name of each exchange on which registered
-------------------       -----------------------------------------
Common Stock, Par                           None
Value $0.10

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  State issuer's revenues for its most recent fiscal year:  $ -0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at November 20, 1996, of $1.00 per share, the market value of shares held by nonaffiliates would be $474,733.

  As of November 20, 1996, the Registrant had 954,733 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

MOUNTAIN STATES RESOURCES CORPORATION (THE "COMPANY") HAS BEEN DELINQUENT IN FILING ITS PERIODIC REPORTS SINCE SEPTEMBER 31, 1989. THIS REPORT IS ONE OF SEVERAL REPORTS BEING FILED ESSENTIALLY SIMULTANEOUSLY IN ORDER TO BRING THE COMPANY CURRENT IN ITS REPORTING OBLIGATIONS. THE REPORTS PROVIDES INFORMATION FOR THE PERIOD DESCRIBED IN THE COVER PAGE HEREOF TO WHICH IT RELATES. SUCH INFORMATION SHOULD BE CONSIDERED IN LIGHT OF ALL OTHER REPORTS FILED BY THE COMPANY, PARTICULARLY REPORTS BEING FILED FOR SUBSEQUENT PERIODS.

HISTORY AND ORGANIZATION

     The Company was incorporated under the laws of the state of Utah on April 15, 1969, to acquire, conduct limited exploration on, and hold interest in mineral prospects and properties for possible further exploration, development, or sale. The Company discontinued its operations in 1993 and is now considered a development stage company.

     In July, 1996, the former officers and directors of the Company resigned and new officers and directors were appointed in their place. These officers and directors have to a large extent negotiated settlement of much of the Company's outstanding obligations and liabilities in an effort to reestablish business operations. In August 1996, the outstanding preferred stock of the Company, 39,473 shares, were canceled, along with 2,000,000 shares of the Company's issued and outstanding common stock in exchange for 2,000,000 shares of newly issued common stock of the Company. During September 1996, the Company issued 1,160,000 shares of common stock to certain note holders in settlement of outstanding promissory notes issued during 1994.

     On September 20, 1996, the board of directors of the Company authorized a 100-for-1 reverse split of the outstanding common stock of the Company. Immediately prior to adoption of the recapitalization, there was 47,400,934 shares of the Company's common stock issued and outstanding. On the record date, after giving effect to the reverse split there was approximately 474,733 shares of common stock issued and outstanding. The record date for the reverse split was September 27, 1996.

     In the course of settling the Company's outstanding debts and obligations, an officer and director advanced the Company funds of approximately $31,000 for the purpose of making cash settlements with certain creditors and has agreed to advance up to an additional $17,000 for the purpose of making payments for the benefit of the Company to the Company's accountants and legal counsel so that the Company may complete appropriate periodic reports for filing with the Securities and Exchange Commission. The amounts owed by the Company to the officer and director were converted into 480,000 shares of common stock of the Company at a conversion price valued at approximately $0.10 per share.

     The Company is currently seeking potential business acquisition or
opportunities to enter in an effort to commence business operations.   The
Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.


                ITEM 2. DESCRIPTION OF PROPERTIES


     The Company's administrative offices are located at 1935 East Vine Street, Suite 400, Salt lake City, Utah, which are the offices of Kip Eardley, the president of the Company. Mr. Eardley has allowed the Company to use this office without charge.


                    ITEM 3. LEGAL PROCEEDINGS

None.


  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended March 31, 1995.

                             PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "MSRS." Set forth below are the high and low bid prices for the Company's Common Stock for the periods indicated. Although the Company's Common Stock is quoted on the Electronic Bulletin Board it has traded sporadically with no real volume. Consequently, the information provided below may not be indicative of the Company's Common Stock price under different conditions.

Quarter Ended             High Bid        Low Bid
-------------             --------        -------
June 30, 1993                $0.02          $0.02
September 30, 1993           $0.02          $0.02
December 31, 1993            $0.02          $0.02
March 31, 1994               $0.02          $0.02

June 30, 1994                $0.02          $0.02
September 30, 1994           $0.02          $0.02
December 31, 1994            $0.02          $0.02
March 31, 1995               $0.02          $0.02

June 30, 1995                $0.02          $0.02
September 30, 1995           $0.02          $0.02
December 31, 1995            $0.02          $0.02
March 31, 1996               $0.02          $0.02

June 30, 1996                $0.02          $0.02
September 30, 1996           $1.00          $1.00


     At November 20, 1996, the bid price for the Company's Common Stock was $1.00. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At November 20, 1996, the Company had approximately 5,600 shareholders.

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                        PLAN OF OPERATION

OVERVIEW

     Since discontinuing operations in 1993, the Company has had no operations. The Company was organized for the purpose of mining and mineral extraction and oil and gas exploration, development and production activities, however, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reach for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1995, the Company had current assets consisting of cash of $22 and current liabilities of $899,322, for a working capital deficit of $899,300. For the twelve months ended March 31, 1995, the Company's loss from discontinued operations was $113,611. From inception (April 15, 1969) through March 31, 1995, the Company has an accumulated loss of $5,820,594. Since discontinuing operations the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

     The Company has had no employees since discontinuing its operations and does not intend to employ anyone in the future. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. Unless otherwise agreed, the Company intends to reimburse its officers and directors for out of pocket cost.

RESULTS OF OPERATIONS

     The Company has not had any operations during the fiscal year ended March 31, 1996, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations to date have involved the negotiation of settlements of the Company's outstanding liabilities.


                        ITEM 7.  FINANCIAL STATEMENTS


     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.


                             PART III


    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of November 20, 1996, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name              Age   Position                 Director and/or Officer Since
----              ---   --------                 --------------------------
Kip Eardley        37   President and Director           July 1996
Scott Cardwell     48   Director                         July 1996
Howard Oveson      63   Secretary and Director           July 1996

     Set forth below is certain biographical information regarding the Company's executive officer and director.

     Kip Eardley, has been an officer and director of the Company since July 1996. Mr Eardley has for the past five years worked as a private consultant to several corporations. From May 1992 to October 1995, he was the President of Intellichip Holdings Corp., a Delaware public shell corporation.

     Scott Cardwell, has been a director of the Company since July 1996. Mr. Cardwell has been employed for the past 12 years by Salt Lake City Corporation as the chief engineer for that city's water department.

     Howard Oveson, has been the secretary and a director of the Corporation since July 1996. Mr. Oveson is director and secretary/treasurer of Apex Minerals Corporation, Salt Lake City, Utah, since July 1995. Mr. Oveson has been self-employed as a business consultant to private and public companies since 1980.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the
Company:

      (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

      (2)was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

      (3)was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

      (i)acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

      (ii)engaging in any type of business practice; or

     (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

      (4)was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

      (5)was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

      (6)was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth as of November 7, 1996, the name and position of each person that failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act.
                                                    Report to
Name of Person              Position                be Filed (1)
--------------              --------                ------------
Kip Eardley                 President and Director  Form 3
Scott Cardwell              Director                Form 3
Howard Oveson               Secretary, Director
                            and 10% beneficial
                            owner                   Form 3


                 ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 1995, the end of the Company's fiscal year for which this report relates):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Margaret Bullock    1995   $-0-     -0-     $ 8,750       -0-      -0-     -0-       -0-
President and CEO   1994    -0-     -0-     $12,400       -0-      -0-     -0-       -0-
                    1993    -0-     -0-       -0-         -0-      -0-     -0-       -0-

CASH COMPENSATION

     Except as otherwise disclosed in the Summary Compensation Table above, and $500.00 paid to Ray Albrechtsen during the fiscal year ended March 31, 1994, there was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 1995, 1994, and 1993.


BONUSES AND DEFERRED COMPENSATION

     None.


COMPENSATION PURSUANT TO PLANS

     None.


PENSION TABLE

     None.


OTHER COMPENSATION

     None.


COMPENSATION OF DIRECTORS

     None.


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 20, 1996, the name and the number of shares of the Company's Common Stock, par value $0.10 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 954,733 issued and outstanding shares of the Company's Common Stock, and the name and share ownership of each director and of all officers and directors as a group.

Title
 of          Name of            Amount and Nature of     Percentage
Class    Beneficial Owner       Beneficial Ownership(1)   of Class
-----    ----------------       --------------------     ----------
Common   Howard Oveson              480,000  (D)            50.28
         1935 East Vine St
         Suite 400
         Salt Lake City,  UT 84121

OFFICERS, DIRECTORS AND NOMINEES:
Common   Howard Oveson, Secretary
         and Director               ----------See Above----------

         All Officers                480,000  (D)           50.28
         and Directors
         as a Group (3 persons)

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     In the course of settling the Company's outstanding debts and obligations, Howard Oveson, an officer and director, advanced the Company funds of approximately $31,000 for the purpose of making cash settlements with certain creditors. In addition, Mr. Oveson has agreed to advance up to an additional $17,000 for the purpose of making payments for the benefit of the Company to the Company's accountants and legal counsel so that the Company may complete appropriate periodic reports for filing with the Securities and Exchange Commission. The amounts owed by the Company to Mr. Oveson were converted into 480,000 shares of common stock of the Company at a conversion price valued at approximately $0.10 per share.

     To the best of Management's knowledge, during the fiscal year ended March 31, 1995, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

     Unless otherwise disclosed herein or in the financial statements, during the fiscal year ended March 31, 1995, there were no material transactions between the Company and its management of principal shareholders.

INDEBTEDNESS OF MANAGEMENT

     Unless otherwise disclosed herein or in the financial statements, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

     The Company was organized more than five years ago; hence transactions between the Company and its promoters or founders are not deemed to be material.


            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                       Page
-----------------                                                       ----
Report of Jones, Jensen & Company, Certified Public Accountants.......   14
Balance Sheets as of March  31, 1995..................................   15
Statements of Operations for the fiscal years ended March 31, 1995 and
 1994 and from inception on April 15, 1969 through March 31, 1995.....   16
Statements of Stockholders' Equity from inception on April 15, 1969
 to March 31, 1995....................................................   17
Statements of Cash Flows for the fiscal years ended March 31, 1995 and
 1994 and from inception on April 15, 1969 through March 31, 1995.....   18
Notes to Financial Statements.........................................   19


 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

              SEC
Exhibit     Reference
Number       Number     Title of Document             Location
-------     ---------   -----------------             -------------
Item 3      Articles of Incorporation and Bylaws
------      ------------------------------------

 3.01           3       Articles of Amendment to
                        the Articles of Incorporated  Incorporation
                                                      by reference*

 3.02           3       Articles of Incorporation     Incorporated
                                                      by reference*

 3.03           3       Bylaws                        Incorporated
                                                      by reference*

Item 4      Instruments Defining the Rights of Security Holders
-------     ---------------------------------------------------
 4.01           4       Specimen Stock Certificate    Incorporated
                                                      by reference*

Item 27     Financial Data Schedule
-------     -----------------------
   27          27       Financial Data Schedule       This filing

* Incorporated by reference from the Company's registration statement on form S-1 filed with the Commission, SEC file no.2-67104


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                     Mountain States Resources Corporation

Date:  November 20, 1996             By /S/Kip Eardley
                                    ------------------------------------------
                                    President and Director (Principal
                                    Executive and Financial Officer)

Date:  November 20, 1996             By /S/Kip Eardley
                                    -----------------------------------------
                              Director

Date:  November 20, 1996             By /S/ Scott Cardwell
                                    -----------------------------------------
                                    Director

Date:  November 20, 1996             By/ /S/ Howard Oveson
                                    -----------------------------------------
                                    Director

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Mountain States Resources Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Mountain States Resources Corporation (a development stage company), as of March 31, 1995 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1995 and 1994 and from inception of the development stage on April 15, 1969 through March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Resources Corporation (a development stage company) as of March 31, 1995 and the results of its operations and its cash flows and for the years ended March 31, 1995 and 1994, and from inception of the development stage on April 15, 1969 through March 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the company is a development stage company with no significant operating results to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
September 20, 1996

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                           Balance Sheet


                              ASSETS
                                                                March 31,
                                                                   1995
                                                                ---------
CURRENT ASSETS

  Cash......................................................    $      22
                                                                ---------
     Total Current Assets..................................            22
                                                                ---------

     TOTAL  ASSETS..........................................    $      22
                                                                =========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable..........................................    $  34,850
  Related party payable (Note 5)............................        2,820
  Accrued expenses..........................................      303,850
  Interest payable (Note 3).................................      147,183
  Current portion long-term liabilities (Note 2)............      410,619
                                                                ---------

     Total Current Liabilities..............................      899,322
                                                                ---------

LONG-TERM LIABILITIES (Note 2)                                       -
                                                                ---------

       Total Liabilities.....................................     899,322
                                                                ---------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock; authorized 10,000,000 shares at
   $2 par value; 39,473 shares issued and outstanding .......      78,946
  Common stock; authorized 50,000,000 common shares
   at $0.10 par value; 42,240,934 shares issued and
   outstanding ..............................................   4,224,093
  Additional paid-in capital.................................     619,255
  Accumulated deficit........................................  (5,820,594)
  Cost of 10,000 shares of common stock held by the Company..      (1,000)
                                                               ----------
     Total Stockholders' Equity (Deficit)....................    (899,300)
                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).........  $       22
                                                               ==========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                                From Inception
                                                                 On April 15,
                                        For the Years            1969 Through
                                       Ended March 31,             March 31,
                                  1995               1994            1995
                                  ----               ----            ----
REVENUES                      $    -         $        -        $      -

EXPENSES                            -                  -               -

LOSS FROM DISCONTINUED
 OPERATIONS                      113,611            603,210       5,820,594
                              ----------      -------------     -----------

NET LOSS                      $ (113,611)     $    (603,210)    $(5,820,594)
                              ==========      =============     ===========

NET LOSS PER SHARE            $    (0.00)     $       (0.02)
                              ==========      =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        42,232,295         39,543,719
                              ==========      =============

/TABLE

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

                                                                   Capital
                       Preferred Stock         Common Stock       In Excess of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par Value        Deficit        Stock
                     ------      ------     ------     ------     -----------    -----------    ---------
Balance,
 April 15, 1969           -     $   -           -     $      -    $       -      $       -      $    -

Issuance/Cancellation
 of outstanding stock     -         -     39,001,257   3,900,126      663,652            -        (1,000)

Preferred stock issued
 for cash at $2.00 per
 share                 39,473    78,946         -            -            -              -           -

Net (loss) from
 inception on April 15,
 1964 through
 March 31, 1992           -         -           -            -            -       (5,020,488)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1992        39,473    78,946  39,001,257    3,900,126      663,652     (5,020,488)     (1,000)

Common stock issued
 for services rendered
 at approximately $0.01
 per share                -         -       500,000       50,000      (44,397)           -           -

Net loss for the
 year ended
 March 31, 1993           -         -           -            -            -          (83,285)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1993        39,473    78,946  39,501,257    3,950,126      619,255     (5,103,773)     (1,000)

Common stock issued
 for debt at $0.10 per
 share                    -         -     2,214,111      221,411         -               -           -

Net loss for the
 year ended
 March 31, 1994           -         -           -            -           -          (603,210)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1994        39,473    78,946  41,715,368    4,171,537      619,255     (5,706,983)     (1,000)
                      -------   -------  ----------    ---------  -----------     ----------    --------
Common stock
 issued for debt at
 $0.10 per share          -         -       525,566       52,556          -              -           -

Net loss for the
 year ended
 March 31, 1995           -         -           -            -            -         (113,611)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1995        39,473   $78,946  42,240,934   $4,224,093  $   619,255    $(5,820,594)   $ (1,000)
                      =======   =======  ==========    =========  ===========     ==========    ========

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                                                        From Inception
                                                                                         on April 15,
                                                          For the Years                  1969 Through
                                                         Ended March 31,                   March 31,
                                                    1995                 1994               1995
                                                    ----                 ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                                      $   (113,611)        $   (603,210)      $(5,820,594)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Depreciation                                             -                    -                 515
 Increase (decrease) in accounts payable                  810              (21,521)           34,850
 Increase (decrease) in related party payable           2,156                  665             2,821
 Increase (decrease) in interest payable               29,568               62,111           147,184
 Increase (decrease) in accrued expenses               56,250               52,600           303,850
 Increase (decrease) in taxes payable                     -                 (2,162)              -
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by Operating
    Activities                                        (24,827)            (511,517)       (5,331,374)
                                                 ------------          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of leases and equipment                         -                    -            (212,573)
 Disposal of leases and equipment                         -                212,058           212,058
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Investing Activities                                  -                212,058              (515)
                                                 ------------          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Common stock for cash                                    -                    -           4,842,346
 New borrowings                                        10,000              314,093           410,619
 Preferred stock for cash                                 -                    -              78,946
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Financing Activities                               10,000              314,093         5,331,911
                                                 ------------          -----------       -----------
NET INCREASE (DECREASE) IN CASH                       (14,827)              14,634                22

CASH AT BEGINNING OF YEAR                              14,849                  215                 -
                                                 ------------          -----------       -----------

CASH AT END OF YEAR                              $         22          $    14,849       $        22
                                                 ============          ===========       ===========
Cash paid during the year for:
  Interest                                       $        -            $       -         $       -
  Income Taxes                                   $        -            $       -         $       -

/TABLE

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Mountain States Resources Corporation (the "Company"). The Company was incorporated in the state of Utah on April 15, 1969. The Company was incorporated for the purpose of mining and mineral extraction and oil and gas exploration, development and production activities, believed to hold a potential for profit. The Company discontinued its operations in 1993 and is considered a development stage company per Statement of Financial Accounting Standards #7.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has selected a March 31 year end.

c. Loss Per Common Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d. Provision for Taxes

No provision for taxes has been made due to operating losses at March 31, 1995 and 1994. As of March 31, 1995, the Company has approximately $5,800,000 of net operating loss carryover. This net operating loss will start expiring in 1997 and will continue until 2011.

e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1995

NOTE 2 - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (long-term liabilities are stated at the original note amount, the accrued interest is summarized in
Note 3:

                                                             March 31,
                                                               1995
                                                             ---------
Note payable to Margaret Bullick, unsecured, dated
 October 26, 1989 at 15% for 120 days after which
 interest is 17% (see Note 7)                                  1,700

Note payable to Margaret Bullick, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                                 36,251

Note payable to Kruse, Landa and Maycock, unsecured,
 dated September 1, 1989 at 8% for 120 days after
 which interest is 10%                                        47,171

Note payable to Ray Albrechtsen, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                                 38,716

Note payable to Jackie Long, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                                  5,000

Note payable to Robert Pruitt, Jr., unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10%                                              17,188

Default judgement payable to Copely Real Estate
 Advisors, dated November 4, 1991 at 12% interest             42,893

Convertible debentures                                       111,700

Notes payable to various parties, secured by a lien
 on the Indian Queen Marble Project, dated September
 29, 1993 at interest of 50% of the First Project Proceeds
 as defined in these promissory notes, due March 1995, to
 be converted to common shares (Note 7)                      110,000
                                                            --------
                                                             410,619
    Less current portion                                  (410,619)
                                                            --------
    Long-Term Liabilities                                 $    -
                                                            ========

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1995

NOTE 3 - INTEREST PAYABLE

Interest payable is based on the balance of the note payable at the end of each year. The respective interest payable on each note payable found in Note 2 is summarized below.
                                                             March 31,
                                                               1995
                                                             ---------
Note payable to Margaret Bullick of $1,700, at
 17% interest                                                $   2,277

Note payable to Margaret Bullick of $36,251, at 10%
 interest                                                       25,213

Note payable to Kruse, Landa and Maycock of $47,171,
 at 10% interest                                                32,744

Note payable to Ray Albrechtsen of $38,716, at 10%
 interest                                                       26,632

Note payable to Jackie Long of $5,000, at 10% interest           3,471

Note payable to Robert Pruitt, Jr. of $17,188,
 at 10% interest                                                11,931

Convertible debentures of $111,700 at 15% interest,
 expired, to be converted to common stock                       24,533

Default judgement payable to Copely Real  Estate
 Advisors of $42,893, at 12% interest                           20,382
                                                              --------
    Total Interest Payable                                  $147,183
                                                              ========
NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The former president and other officers of the Company have paid certain expenses of the Company, incurred during its dormant state. On September 1, 1989 and October 26, 1989 these expenses were converted to notes payable (see
Note 2). The amounts due to these related parties were subsequently settled with these parties (See Note 7).

NOTE 6 - DISCONTINUED OPERATIONS

During 1993 the Company discontinued its operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations. The liabilities and assets of the Company have been adjusted to their net realizable values.

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1995

NOTE 7 - SUBSEQUENT EVENTS

    The Company settled on much of its outstanding debt in the month of September, 1996. The Company issued an additional 51,660,000 shares of its common stock as settlement of these debts. On August 27, 1996 the outstanding preferred stock of the Company, 39,473 shares, was canceled in conjunction with a Settlement and Release. The preferred shares and a release of debt were transferred to the Company in exchange for 2,000,000 common shares of the Company.