Form 10QSB
period 1995-06-30
MOUNTAIN STATES RESOURCES CORP
filed 1996-11-25
CIK 68619

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                           FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1995

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                  Commission File Number: 0-8146

              MOUNTAIN STATES RESOURCES CORPORATION
          (Name of Small Business Issuer in its charter)

          Utah                                           87-0280886
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

        1935 East Vine Street, Salt Lake City, Utah  84121
      (Address of principal executive offices and Zip Code)

                          (801) 278-9944
       (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X] (2) Yes[ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.10                              954,733
-----------------------------                             -----------
      Title of Class                           Number of Shares Outstanding
                                                as of November 20, 1996


NOTE: MOUNTAIN STATES RESOURCES CORPORATION (THE "COMPANY") HAS BEEN DELINQUENT IN FILING ITS PERIODIC REPORTS SINCE SEPTEMBER 31, 1989. THIS REPORT IS ONE OF SEVERAL REPORTS BEING FILED ESSENTIALLY SIMULTANEOUSLY IN ORDER TO BRING THE COMPANY CURRENT IN ITS REPORTING OBLIGATIONS. THE REPORT PROVIDES INFORMATION FOR THE PERIOD DESCRIBED IN THE COVER PAGE HEREOF TO WHICH IT RELATES. SUCH INFORMATION SHOULD BE CONSIDERED IN LIGHT OF ALL OTHER REPORTS FILED BY THE COMPANY, PARTICULARLY REPORTS BEING FILED FOR SUBSEQUENT PERIODS.

                   PART I FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

              MOUNTAIN STATES RESOURCES CORPORATION
                       FINANCIAL STATEMENTS
                           (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                                          June 30,
                                            1995             March 31,
                                        (Unaudited)            1995
                                        -----------         -----------
CURRENT ASSETS:
  Cash                                  $       440         $        22
                                        -----------         -----------
     Total current assets                       440                  22
                                        -----------         -----------
     TOTAL ASSETS                       $       440         $        22
                                        ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                          June 30,
                                            1995             March 31,
                                        (Unaudited)            1995
                                        -----------         -----------
CURRENT LIABILITIES:
  Accounts payable                      $    34,850         $  34,850
  Related party payable (Note 5)              7,706             2,820
  Accrued expenses                          320,100           303,850
  Interest payable (Note 3)                 161,169           147,183
  Current portion long-term liabilities     410,619           410,619
                                        -----------         ---------
     Total Current Liabilities              934,444           899,322
                                        -----------         ---------
LONG-TERM LIABILITIES (Note 2)                 -                 -
                                        -----------         ---------
       Total Liabilities                    934,444           899,322
                                        -----------         ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; authorized 10,000,000
   shares at $2 par value; 39,473 shares
   issued and outstanding                    78,946            78,946
  Common stock; authorized 50,000,000
   common shares at $0.10 par value;
   42,240,934 shares issued and
   outstanding                            4,224,093         4,224,093
  Additional paid-in capital                619,255           619,255
  Accumulated deficit                    (5,855,298)       (5,820,594)
  Cost of 10,000 shares of common stock
   held by the Company                       (1,000)           (1,000)
                                        -----------        ----------
     Total Stockholders' Equity
      (Deficit)                            (934,004)         (899,300)
                                        -----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $       440        $       22
                                        ===========        ==========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                From Inception
                                                                 On April 15,
                                        For the Three            1969 Through
                                   Months ended June 30,           June 30,
                                  1995               1994            1995
                                  ----               ----            ----
REVENUES                      $    -         $        -        $      -
                              ----------      -------------     -----------
EXPENSES                            -                  -               -
                              ----------      -------------     -----------
OPERATING LOSS                      -                  -               -
                              ----------      -------------     -----------
OTHER INCOME AND (EXPENSES)
 Loss on discontinued
  Operations                     (34,704)           (38,742)     (5,855,298)
                              ----------      -------------     -----------
NET LOSS                      $  (34,704)     $     (38,742)    $(5,855,298)
                              ==========      =============     ===========

NET LOSS PER SHARE            $    (0.00)     $       (0.02)
                              ==========      =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        42,240,934         42,240,934
                              ==========      =============


              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                            Capital
                       Preferred Stock         Common Stock       In Excess of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par Value        Deficit        Stock
                     ------      ------     ------     ------     -----------    -----------    ---------
Balance,
 April 15, 1969           -     $   -           -     $      -    $       -      $       -      $    -

Issuance/Cancellation
 of outstanding stock     -         -     39,001,257   3,900,126      663,652            -        (1,000)

Preferred stock issued
 for cash at $2.00 per
 share                 39,473    78,946         -            -            -              -           -

Net (loss) from
 inception on April 15,
 1964 through
 March 31, 1992           -         -           -            -            -       (5,020,488)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1992        39,473    78,946  39,001,257    3,900,126      663,652     (5,020,488)     (1,000)

Common stock issued
 for services rendered
 at approximately $0.01
 per share                -         -       500,000       50,000      (44,397)           -           -

Net loss for the
 year ended
 March 31, 1993           -         -           -            -            -          (83,285)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1993        39,473    78,946  39,501,257    3,950,126      619,255     (5,103,773)     (1,000)

Common stock issued
 for debt at $0.10 per
 share                    -         -     2,214,111      221,411         -               -           -

Net loss for the
 year ended
 March 31, 1994           -         -           -            -           -          (603,210)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1994        39,473    78,946  41,715,368    4,171,537      619,255     (5,706,983)     (1,000)
                      -------   -------  ----------    ---------  -----------     ----------    --------
Common stock
 issued for debt at
 $0.10 per share          -         -       525,566       52,556          -              -           -

Net loss for the
 year ended
 March 31, 1995           -         -           -            -            -         (113,611)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1995        39,473    78,946  42,240,934    4,224,093      619,255     (5,820,594)     (1,000)

Net loss for the
 three months ended
 June 30, 1995            -         -           -            -            -          (34,704)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 June 30, 1995         39,473   $78,946  42,240,934   $4,224,093  $   619,255    $(5,855,298)   $ (1,000)
                      =======   =======  ==========   ========== ============    ===========    ========


                 MOUNTAIN STATES RESOURCES CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows

                                                                                        From Inception
                                                                                         on April 15,
                                                      For the Three Months               1969 Through
                                                         Ended June 30,                    June 30,
                                                    1995                 1994               1995
                                                    ----                 ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                                      $    (34,704)        $    (38,742)      $(5,855,298)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Depreciation                                             -                    -                 515
 Increase (decrease) in accounts payable                  -                    810            34,850
 Increase (decrease) in related party payable           4,886                  -               7,707
 Increase (decrease) in interest payable               13,986                7,392           161,170
 Increase (decrease) in accrued expenses               16,250               10,900           320,100
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by Operating
    Activities                                            418              (19,640)       (5,330,956)
                                                 ------------          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of leases and equipment                         -                    -            (212,573)
 Disposal of leases and equipment                         -                212,058           212,058
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Investing Activities                                  -                212,058              (515)
                                                 ------------          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Common stock for cash                                    -                    -           4,842,346
 New borrowings                                           -                 10,000           410,619
 Preferred stock for cash                                 -                    -              78,946
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Financing Activities                                  -                 10,000         5,331,911
                                                 ------------          -----------       -----------
NET INCREASE (DECREASE) IN CASH                           418               (9,640)              440

CASH AT BEGINNING OF YEAR                                  22               14,849                 -
                                                 ------------          -----------       -----------

CASH AT END OF YEAR                              $        440          $     5,209       $       440
                                                 ============          ===========       ===========
Cash paid during the year for:
  Interest                                       $        -            $       -         $       -
  Income Taxes                                   $        -            $       -         $       -


              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1995 and March 31, 1995
                           (Unaudited)

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

d. Provision for Taxes

No provision for taxes has been made due to operating losses at June 30, 1995. As of June 30, 1995, the Company has approximately $5,800,000 of net operating loss carryover. This net operating loss will start expiring in 1997 and will continue until 2011.

e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1995 and March 31, 1995
                           (Unaudited)

NOTE 2 -  LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (long-term liabilities are stated at the original note amount, the accrued interest is summarized in Note 3:

                                                       June 30,      March 31,
                                                        1995           1995
                                                      ---------       --------

Note payable to Margaret Bullick, unsecured, dated
 October 26, 1989 at 15% for 120 days after which
 interest is 17% (see Note 7)                         $   1,700     $   1,700

Note payable to Margaret Bullick, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                            36,251        36,251

Note payable to Kruse, Landa and Maycock, unsecured,
 dated September 1, 1989 at 8% for 120 days after
 which interest is 10%                                   47,171        47,171

Note payable to Ray Albrechtsen, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                            38,716        38,716

Note payable to Jackie Long, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                             5,000         5,000

Note payable to Robert Pruitt, Jr., unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10%                                         17,188        17,188

Default judgement payable to Copely Real Estate
 Advisors, dated November 4, 1991 at 12% interest        42,893        42,893

Convertible debentures                                  111,700       111,700

Notes payable to various parties, secured by a lien
 on the Indian Queen Marble Project, dated September
 29, 1993 at interest of 50% of the First Project
 Proceeds as defined in these promissory notes, due
 March 1995, to be converted to common shares (Note 7)  110,000       110,000
                                                       --------      --------
                                                        410,619       410,619
     Less current portion                             (410,619)     (410,619)
                                                       --------      --------
     Long-Term Liabilities                            $    -        $    -
                                                       ========      ========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1995 and March 31, 1995
                           (Unaudited)

NOTE 3 -  INTEREST PAYABLE

Interest payable is based on the balance of the note payable at the end of each year. The respective interest payable on each note payable found in Note 2 is summarized below.
                                                       June 30,    March 31,
                                                        1995         1995
                                                      ---------    ---------
Note payable to Margaret Bullick of $1,700, at
 17% interest                                         $   2,446    $   2,277

Note payable to Margaret Bullick of $36,251, at 10%
 interest                                                26,750       25,213

Note payable to Kruse, Landa and Maycock of $47,171,
 at 10% interest                                         40,553       32,744

Note payable to Ray Albrechtsen of $38,716, at 10%
 interest                                                28,266       26,632

Note payable to Jackie Long of $5,000, at 10% interest    3,683        3,471

Note payable to Robert Pruitt, Jr. of $17,188,
 at 10% interest                                         12,658       11,931

Convertible debentures of $111,700 at 15% interest,
 expired, to be converted to common stock                24,533       24,533

Default judgement payable to Copely Real  Estate
 Advisors of $42,893, at 12% interest                    22,280       20,382
                                                      ---------     --------
     Total Interest Payable                          $ 161,169     $147,183
                                                      =========     ========
NOTE 4 -  GOING CONCERN

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





 .

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1995 and March 31, 1995
                           (Unaudited)

NOTE 6 -  DISCONTINUED OPERATIONS

During 1993 the Company discontinued its operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations. The liabilities and assets of the Company have been adjusted to their net realizable values

NOTE 7 -  SUBSEQUENT EVENTS

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
-------
OVERVIEW

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995, the Company had current assets consisting of cash of $440 and current liabilities of $934,444, for a working capital deficit of $934,004. For the three months ended June 30, 1995, the Company's loss from discontinued operations was $34,704. From inception (April 15, 1969) through June 30, 1995, the Company has an accumulated loss of $5,855,298. Since discontinuing operations the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost.

     The Company has had no employees since discontinuing operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and directors for out of pocket cost.

RESULTS OF OPERATIONS

     The Company has not had any operations during the quarter ended June 30, 1995, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations to date have involved the negotiation of settlements of the Company's outstanding liabilities.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements.

     If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.


                   PART II - OTHER INFORMATION

                    ITEM 1.  LEGAL PROCEEDINGS

     None.


                  ITEM 2.  CHANGES IN SECURITIES

     None.


             ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                    ITEM 5.  OTHER INFORMATION

     None.

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.
        ---------

        Exhibit 27, Financial Data Schedule

No exhibits are included as they are either not required or not applicable.

(b)     Reports on Form 8-K.
        --------------------

  None.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      MOUNTAIN STATES RESOURCES CORPORATION
                                      [Registrant]

Dated: November 20, 1996              By/S/Kip Eardley, President and
                                      Principal Financial Officer