Form 10QSB
period 1995-09-30
MOUNTAIN STATES RESOURCES CORP
filed 1996-11-25
CIK 68619

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                           FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1995

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

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                                       September 30,
                                           1995              March 31,
                                        (Unaudited)            1995
                                        -----------         -----------
CURRENT ASSETS:
  Cash                                  $      -            $        22
                                        -----------         -----------
     Total current assets                      -                     22
                                        -----------         -----------
     TOTAL ASSETS                       $      -            $        22
                                        ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       September 30,
                                           1995              March 31,
                                        (Unaudited)            1995
                                        -----------         -----------
CURRENT LIABILITIES:
  Cash overdraft                        $       301         $      -
  Accounts payable                           34,850              34,850
  Related party payable (Note 5)              9,724               2,820
  Accrued expenses                          336,350             303,850
  Interest payable (Note 3)                 175,155             147,183
  Current portion long-term liabilities     410,619             410,619
                                        -----------           ---------
     Total Current Liabilities              966,999             899,322
                                        -----------           ---------
LONG-TERM LIABILITIES (Note 2)                 -                   -
                                        -----------           ---------
       Total Liabilities                    966,999             899,322
                                        -----------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; authorized 10,000,000
   shares at $2 par value; 39,473 shares
   issued and outstanding                    78,946              78,946
  Common stock; authorized 50,000,000
   common shares at $0.10 par value;
   42,240,934 shares issued and
   outstanding                            4,224,093           4,224,093
  Additional paid-in capital                619,255             619,255
  Accumulated deficit                    (5,888,293)         (5,820,594)
  Cost of 10,000 shares of common stock
   held by the Company                       (1,000)             (1,000)
                                        -----------          ----------
     Total Stockholders' Equity
      (Deficit)                            (966,999)           (899,300)
                                        -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $      -             $       22
                                        ===========          ==========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                               From Inception
                         For the Three                  For the Six             on April 15,
                         Months Ended                   Months Ended            1969 through
                         September 30,                  September 30,           September 30,
                       ------------------          --------------------      --------------------
                       1995          1994            1995            1994               1995
                    ----------    ----------      ----------      ----------         ----------

REVENUE              $     -       $     -         $     -         $     -            $     -
                     ---------     ---------       ---------       ---------          ---------

OPERATING EXPENSES         -             -               -               -                  -
                     ---------     ---------       ---------       ---------          ---------

OPERATING LOSS
                     ---------     ---------       ---------       ---------          ---------

OTHER INCOME
 AND (EXPENSES)

 Loss on discontinued
 operations            (32,995)      (25,375)        (67,699)        (64,117)        (5,888,293)
                     ---------     ---------       ---------       ---------         ----------

NET LOSS             $ (32,995)    $ (25,375)      $ (67,699)      $ (64,117)        (5,888,295)
                     =========     =========       =========       =========         ==========

LOSS PER SHARE       $   (0.00)    $   (0.00)      $   (0.00)      $   (0.00)
                     =========     =========       =========       =========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING         42,240,934    42,240,934      42,240,934      42,223,609
                     ==========    ==========      ==========      ==========



              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                            Capital
                       Preferred Stock         Common Stock       In Excess of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par Value        Deficit        Stock
                     ------      ------     ------     ------     -----------    -----------    ---------
Balance,
 April 15, 1969           -     $   -           -     $      -    $       -      $       -      $    -

Issuance/Cancellation
 of outstanding stock     -         -     39,001,257   3,900,126      663,652            -        (1,000)

Preferred stock issued
 for cash at $2.00 per
 share                 39,473    78,946         -            -            -              -           -

Net (loss) from
 inception on April 15,
 1964 through
 March 31, 1992           -         -           -            -            -       (5,020,488)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1992        39,473    78,946  39,001,257    3,900,126      663,652     (5,020,488)     (1,000)

Common stock issued
 for services rendered
 at approximately $0.01
 per share                -         -       500,000       50,000      (44,397)           -           -

Net loss for the
 year ended
 March 31, 1993           -         -           -            -            -          (83,285)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1993        39,473    78,946  39,501,257    3,950,126      619,255     (5,103,773)     (1,000)

Common stock issued
 for debt at $0.10 per
 share                    -         -     2,214,111      221,411         -               -           -

Net loss for the
 year ended
 March 31, 1994           -         -           -            -           -          (603,210)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1994        39,473    78,946  41,715,368    4,171,537      619,255     (5,706,983)     (1,000)
                      -------   -------  ----------    ---------  -----------     ----------    --------
Common stock
 issued for debt at
 $0.10 per share          -         -       525,566       52,556          -              -           -

Net loss for the
 year ended
 March 31, 1995           -         -           -            -            -         (113,611)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1995        39,473    78,946  42,240,934    4,224,093      619,255     (5,820,594)     (1,000)

Net loss for the
 six months ended
 September 30, 1995       -         -           -            -            -          (67,699)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 September 30, 1995    39,473    $8,946  42,240,934   $4,224,093  $   619,255    $(5,888,293)   $ (1,000)
                      =======   ======= ===========   ========== ============    ===========    ========


                 MOUNTAIN STATES RESOURCES CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows

                                                                               From Inception
                             For the Three                 For the Six          On April 15,
                             Months Ended                  Months Ended         1969 Through
                             September 30,                 September 30,        September 30,
                           ------------------          --------------------  --------------------
                             1995         1994          1995          1994          1995
                          ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net loss                  $ (32,995)   $ (25,375)    $ (67,669)    $ (64,117)    $ (5,888,293)
 Adjustment to reconcile
  net income to net cash
  provided (used) by
  operating activities:
  Depreciation                   -            -             -             -                515
 Increase (decrease) in
 accounts payable                -            -             -              810          34,850
 Increase (decrease) in
 related party payables        2,018          -           6,904           -              9,725
 Increase (decrease) in
 interest payable             13,986        7,392        27,972         14,784         175,156
 Increase (decrease) in
 accrued expenses             16,250       12,950        32,500         23,850         336,350
 Increase (decrease) in
 judgment payable                -            -             -              -               -
                          ----------   ----------    ----------     ----------       ---------
   Net cash provided
    (used) by operating
    activities                 (741)       (5,033)         (323)       (24,673)     (5,331,697)
                          ----------   ----------    ----------     ----------       ---------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Purchase of lease and
 equipment                      -             -             -              -          (212,573)
 Disposal of leases and
 equipment                      -             -             -              -           212,058
                          ----------   ----------    ----------     ----------       ---------

     Net cash provided
      (used) by investing
      activities                -             -             -              -              (515)
                          ----------   ----------    ----------     ----------       ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES

 Common stock for cash          -             -             -              -         4,842,346
 New borrowings                 -             -             -            10,000        410,619
 Preferred stock for cash       -             -             -              -            78,946
                          ----------   ----------    ----------     -----------      ---------
     Net cash provided
      financing activities      -             -             -            10,000      5,331,911
                          ----------   ----------    ----------     -----------      ---------
NET INCREASE (DECREASE)
 IN CASH                        (741)      (5,033)         (323)        (14,673)          (301)

CASH AT BEGINNING OF
 PERIOD                          440        5,209            22          14,849            -
                          ----------   ----------    ----------     -----------      ---------

CASH AT END OF PERIOD     $     (301)  $      176    $     (301)    $       176      $    (301)
                          ==========   ==========    ==========     ===========      =========

Cash paid during the
 period for:
 Interest                 $      -     $      -      $      -       $       -        $     -
 Income taxes             $      -     $      -      $      -       $       -        $     -


              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1995 and March 31, 1995
                           (Unaudited)

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

d. Provision for Taxes

No provision for taxes has been made due to operating losses at September 30, 1995. As of September 30, 1995, the Company has approximately $5,800,000 of net operating loss carryover. This net operating loss will start expiring in 1997 and will continue until 2011.

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

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1995 and March 31, 1995
                           (Unaudited)

NOTE 2 -  LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (long-term liabilities are stated at the original note amount, the accrued interest is summarized in Note 3:
                                                    September 30,    March 31,
                                                        1995           1995
                                                      ---------     ---------
Note payable to Margaret Bullick, unsecured, dated
 October 26, 1989 at 15% for 120 days after which
 interest is 17% (see Note 7)                         $   1,700     $   1,700

Note payable to Margaret Bullick, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                            36,251        36,251

Note payable to Kruse, Landa and Maycock, unsecured,
 dated September 1, 1989 at 8% for 120 days after
 which interest is 10%                                   47,171        47,171

Note payable to Ray Albrechtsen, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                            38,716        38,716

Note payable to Jackie Long, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                             5,000         5,000

Note payable to Robert Pruitt, Jr., unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10%                                         17,188        17,188

Default judgement payable to Copely Real Estate
 Advisors, dated November 4, 1991 at 12% interest        42,893        42,893

Convertible debentures                                  111,700       111,700

Notes payable to various parties, secured by a lien
 on the Indian Queen Marble Project, dated September
 29, 1993 at interest of 50% of the First Project
 Proceeds as defined in these promissory notes, due
 March 1995, to be converted to common shares (Note 7)  110,000       110,000
                                                       --------      --------
                                                        410,619       410,619
     Less current portion                             (410,619)     (410,619)
                                                       --------      --------
     Long-Term Liabilities                            $    -        $    -
                                                       ========      ========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1995 and March 31, 1995
                           (Unaudited)

NOTE 3 -  INTEREST PAYABLE

Interest payable is based on the balance of the note payable at the end of each year. The respective interest payable on each note payable found in Note 2 is summarized below.
                                                   September 30,    March 31,
                                                        1995          1995
                                                      ---------    ---------
Note payable to Margaret Bullick of $1,700, at
 17% interest                                         $   2,615    $   2,277

Note payable to Margaret Bullick of $36,251, at 10%
 interest                                                28,287       25,213

Note payable to Kruse, Landa and Maycock of $47,171,
 at 10% interest                                         48,362       32,744

Note payable to Ray Albrechtsen of $38,716, at 10%
 interest                                                29,900       26,632

Note payable to Jackie Long of $5,000, at 10% interest    3,895        3,471

Note payable to Robert Pruitt, Jr. of $17,188,
 at 10% interest                                         13,385       11,931

Convertible debentures of $111,700 at 15% interest,
 expired, to be converted to common stock                24,533       24,533

Default judgement payable to Copely Real  Estate
 Advisors of $42,893, at 12% interest                    24,178       20,382
                                                      ---------     --------
     Total Interest Payable                          $ 175,155     $147,183
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





 .

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1995 and March 31, 1995
                           (Unaudited)

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1995, the Company had no assets and current liabilities of $966,999, for a working capital deficit of $966,999. For the six months ended September 30, 1995, the Company's loss from discontinued operations was $67,699. From inception (April 15, 1969) through September 30, 1995, the Company has an accumulated loss of $5,888,293. Since discontinuing operations the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost.

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

RESULTS OF OPERATIONS

     The Company has not had any operations during the quarter ended September 30, 1995, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations to date have involved the negotiation of settlements of the Company's outstanding liabilities.

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