Form 10KSB
period 1996-03-31
MOUNTAIN STATES RESOURCES CORP
filed 1996-11-25
CIK 68619

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       MARCH 31, 1996
                                     --------------
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

            Commission File Number          0-8146
                                            ------
              MOUNTAIN STATES RESOURCES CORPORATION
              -------------------------------------
        (Exact name of registrant as specified in charter)

           UTAH                                  87-0280886
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

1935 East Vine Street, Suite 400 Salt Lake City, Utah      84121
-----------------------------------------------------    ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (801)  278-9944
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
------------------        -----------------------------------------
      None                                   N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class       Name of each exchange on which registered
-------------------       -----------------------------------------
Common Stock, Par                           None
Value $0.010

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

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had current assets consisting of cash of $11 and current liabilities of $892,675, for a working capital deficit of $892,664. For the twelve months ended March 31, 1996, the Company had a small gain from discontinued operations of $6,636. From inception (April 15, 1969) through March 31, 1996, the Company has an accumulated loss of $5,813,958. Since discontinuing operations the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

     The Company has had no employees discontinuing its operations and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. Unless otherwise agree to by the Company, the Company does intend to reimburse its officers and directors for out of pocket cost.

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


                             PART III


    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of October 20, 1996, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth as of November 20, 1996, the name and position of each person that failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act.
                                                    Report to
Name of Person              Position                be Filed (1)
--------------              --------                ------------
Kip Eardley                 President and Director  Form 3
Scott Cardwell              Director                Form 3
Howard Oveson               Secretary, Director
                            and 10% beneficial
                            owner                   Form 3


                 ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 1996, the end of the Company's fiscal year for which this report relates):

                                                  Long Term Compensation
                                                  ----------------------
                     Annual Compensation              Awards         Payouts
                                            Other      Restricted
Name and                                   Annual      Stock     Options LTIP     All other
Principal Position Year  Salary  Bonus($) Compensation Awards   /SARs   Payout  Compensation
------------------ ----  ------  -------- ------------ ------   ------- ------  ------------
Margaret Bullick    1996   $-0-     -0-     $ 2,610       -0-      -0-     -0-       -0-
President and CEO   1995    -0-     -0-     $ 8,750       -0-      -0-     -0-       -0-
                    1993    -0-     -0-     $12,400       -0-      -0-     -0-       -0-

CASH COMPENSATION

     Except as otherwise disclosed in the Summary Compensation Table above, and $500.00 and $151.00 paid to Ray Albrechtsen during the fiscal years ended March 31, 1994 and 1996 respectively, there was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended March 31, 1996, 1995, and 1994.


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

     To the best of Management's knowledge, during the fiscal year ended March 31, 1996, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS

     Unless otherwise disclosed herein or in the financial statements, during the fiscal year ended March 31, 1996, there were no material transactions between the Company and its management of principal shareholders.

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


            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                       Page
-----------------                                                       ----
Report of Jones, Jensen & Company, Certified Public Accountants.......   14
Balance Sheets as of March  31, 1996..................................   15
Statements of Operations for the fiscal years ended March 31, 1996 and
 1995 and from inception on April 15, 1969 through March 31, 1996.....   16
Statements of Stockholders' Equity from inception on April 15, 1969
 to March 31, 1996....................................................   17
Statements of Cash Flows for the fiscal years ended March 31, 1996 and
 1995 and from inception on April 15, 1969 through March 31, 1996.....   18
Notes to Financial Statements.........................................   19


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

Date:  November 20, 1996             By /S/ Scott Cardwell
                                    -----------------------------------------
                                    Director

Date:  November 20, 1996             By/ /S/ Howard Oveson
                                    -----------------------------------------
                                    Director

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Mountain States Resources Corporation
Salt Lake City, Utah

We have audited the accompanying balance sheet of Mountain States Resources Corporation (a development stage company), as of March 31, 1996 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1996 and 1995 and from inception of the development stage on April 15, 1969 through March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain States Resources Corporation (a development stage company) as of March 31, 1996 and the results of its operations and its cash flows and for the years ended March 31, 1996 and 1995, and from inception of the development stage on April 15, 1969 through March 31, 1996 in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
September 20, 1996

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                           Balance Sheet


                              ASSETS
                                                                March 31,
                                                                   1996
                                                                ---------
CURRENT ASSETS

  Cash......................................................    $      11
                                                                ---------
     Total Current Assets..................................            11
                                                                ---------

     TOTAL  ASSETS..........................................    $      11
                                                                =========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable..........................................    $  34,850
  Related party payable (Note 5)............................       11,461
  Accrued expenses..........................................      368,850
  Interest payable (Note 3).................................      178,595
  Current portion long-term liabilities (Note 2)............      298,919
                                                                ---------

     Total Current Liabilities..............................      892,675
                                                                ---------

LONG-TERM LIABILITIES (Note 2)                                       -
                                                                ---------

       Total Liabilities.....................................     892,675
                                                                ---------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock; authorized 10,000,000 shares at
   $2 par value; 39,473 shares issued and outstanding .......      78,946
  Common stock; authorized 50,000,000 common shares
   at $0.10 par value; 42,240,934 shares issued and
   outstanding ..............................................   4,224,093
  Additional paid-in capital.................................     619,255
  Accumulated deficit........................................  (5,813,958)
  Cost of 10,000 shares of common stock held by the Company..      (1,000)
                                                               ----------
     Total Stockholders' Equity (Deficit)....................    (892,664)
                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).........  $       11
                                                               ==========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations

                                                                From Inception
                                                                 On April 15,
                                        For the Years            1969 Through
                                       Ended March 31,             March 31,
                                  1996               1995            1996
                                  ----               ----            ----
REVENUES                      $    -         $        -        $      -

EXPENSES                            -                  -               -

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS           6,636           (113,611)      5,813,958
                              ----------      -------------     -----------

NET LOSS                      $    6,636      $    (113,611)    $(5,813,958)
                              ==========      =============     ===========

NET LOSS PER SHARE            $     0.00      $       (0.00)
                              ==========      =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        42,240,934         42,232,295
                              ==========      =============

/TABLE

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)

                                                                   Capital
                       Preferred Stock         Common Stock       In Excess of    Accumulated
Treasury
                     Shares      Amount     Shares     Amount     Par Value        Deficit        Stock
                     ------      ------     ------     ------     -----------    -----------    ---------
Balance,
 April 15, 1969           -     $   -           -     $      -    $       -      $       -      $    -

Issuance/Cancellation
 of outstanding stock     -         -     39,001,257   3,900,126      663,652            -        (1,000)

Preferred stock issued
 for cash at $2.00 per
 share                 39,473    78,946         -            -            -              -           -

Net (loss) from
 inception on April 15,
 1964 through
 March 31, 1992           -         -           -            -            -       (5,020,488)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1992        39,473    78,946  39,001,257    3,900,126      663,652     (5,020,488)     (1,000)

Common stock issued
 for services rendered
 at approximately $0.01
 per share                -         -       500,000       50,000      (44,397)           -           -

Net loss for the
 year ended
 March 31, 1993           -         -           -            -            -          (83,285)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1993        39,473    78,946  39,501,257    3,950,126      619,255     (5,103,773)     (1,000)

Common stock issued
 for debt at $0.10 per
 share                    -         -     2,214,111      221,411         -               -           -

Net loss for the
 year ended
 March 31, 1994           -         -           -            -           -          (603,210)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1994        39,473    78,946  41,715,368    4,171,537      619,255     (5,706,983)     (1,000)
                      -------   -------  ----------    ---------  -----------     ----------    --------
Common stock
 issued for debt at
 $0.10 per share          -         -       525,566       52,556          -              -           -

Net loss for the
 year ended
 March 31, 1995           -         -           -            -            -         (113,611)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1995        39,473    78,946  42,240,934    4,224,093      619,255     (5,820,594)     (1,000)

Net loss for the
 year ended
 March 31, 1996           -         -           -            -            -            6,636         -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1996        39,473   $78,946  42,240,934   $4,224,093  $   619,255    $(5,813,958)   $ (1,000)
                      =======   =======  ==========    =========  ===========     ==========    ========

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                                                        From Inception
                                                                                         on April 15,
                                                          For the Years                  1969 Through
                                                         Ended March 31,                   March 31,
                                                    1996                 1995               1996
                                                    ----                 ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                               $      6,636         $   (113,611)      $(5,813,958)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Depreciation                                             -                    -                 515
Expiration of convertible debentures                 (111,700)                 -            (111,700)
 Increase (decrease) in accounts payable                  -                    810            34,850
 Increase (decrease) in related party payable           8,642                2,156            11,463
 Increase (decrease) in interest payable               31,411               29,568           178,595
 Increase (decrease) in accrued expenses               65,000               56,250           368,850
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by Operating
    Activities                                            (11)             (24,827)       (5,331,385)
                                                 ------------          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of leases and equipment                         -                    -            (212,573)
 Disposal of leases and equipment                         -                    -             212,058
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Investing Activities                                  -                    -                (515)
                                                 ------------          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Common stock for cash                                    -                    -           4,842,346
 New borrowings                                           -                 10,000           410,619
 Preferred stock for cash                                 -                    -              78,946
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Financing Activities                                  -                 10,000         5,331,911
                                                 ------------          -----------       -----------
NET INCREASE (DECREASE) IN CASH                           (11)             (14,827)               11

CASH AT BEGINNING OF YEAR                                  22               14,849                 -
                                                 ------------          -----------       -----------

CASH AT END OF YEAR                              $         11          $        22       $        11
                                                 ============          ===========       ===========
Cash paid during the year for:
  Interest                                       $        -            $       -         $       -
  Income Taxes                                   $        -            $       -         $       -

/TABLE

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1996

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

d. Provision for Taxes

No provision for taxes has been made due to operating losses at March 31, 1996. As of March 31, 1996, the Company has approximately $5,800,000 of net operating loss carryover. This net operating loss will start expiring in 1997 and will continue until 2011.

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

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1996

NOTE 2 - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (long-term liabilities are stated at the original note amount, the accrued interest is summarized in Note 3:

                                                             March 31,
                                                               1996
                                                             ---------
Note payable to Margaret Bullick, unsecured, dated
 October 26, 1989 at 15% for 120 days after which
 interest is 17% (see Note 7)                                  1,700

Note payable to Margaret Bullick, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                                 36,251

Note payable to Kruse, Landa and Maycock, unsecured,
 dated September 1, 1989 at 8% for 120 days after
 which interest is 10%                                        47,171

Note payable to Ray Albrechtsen, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                                 38,716

Note payable to Jackie Long, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                                  5,000

Note payable to Robert Pruitt, Jr., unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10%                                              17,188

Default judgement payable to Copely Real Estate
 Advisors, dated November 4, 1991 at 12% interest             42,893

Notes payable to various parties, secured by a lien
 on the Indian Queen Marble Project, dated September
 29, 1993 at interest of 50% of the First Project Proceeds
 as defined in these promissory notes, due March 1995, to
 be converted to common shares (Note 7)                      110,000
                                                            --------
                                                             298,919
    Less current portion                                  (298,919)
                                                            --------
    Long-Term Liabilities                                 $    -
                                                            ========

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1996

NOTE 3 - INTEREST PAYABLE

Interest payable is based on the balance of the note payable at the end of each year. The respective interest payable on each note payable found in Note 2 is summarized below.
                                                             March 31,
                                                               1996
                                                             ---------
Note payable to Margaret Bullick of $1,700, at
 17% interest                                                $   2,953

Note payable to Margaret Bullick of $36,251, at 10%
 interest                                                       31,360

Note payable to Kruse, Landa and Maycock of $47,171,
 at 10% interest                                                63,979

Note payable to Ray Albrechtsen of $38,716, at 10%
 interest                                                       33,167

Note payable to Jackie Long of $5,000, at 10% interest           4,318

Note payable to Robert Pruitt, Jr. of $17,188,
 at 10% interest                                                14,843

Convertible debentures of $111,700 at 15% interest,
 expired, to be converted to common stock                       27,975

Default judgement payable to Copely Real  Estate
 Advisors of $42,893, at 12% interest                           20,382
                                                              --------
      Total Interest Payable                                  $178,595
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

                MOUNTAIN STATES RESOURCES CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1996

NOTE 7 - CONVERTIBLE DEBENTURES

The Company had number of convertible debentures outstanding at March 31, 1995. No contact has been made with these parties, although a search was conducted. The statute of limitations expired on these debentures during the year ended March 31, 1996. The convertible debentures are accordingly written off during the current year ended March 31, 1996.

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