Form 10QSB
period 1996-06-30
MOUNTAIN STATES RESOURCES CORP
filed 1996-11-25
CIK 68619

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                           FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1996

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

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                                          June 30,
                                            19965             March 31,
                                        (Unaudited)            19965
                                        -----------         -----------
CURRENT ASSETS:
  Cash                                  $      -            $        11
                                        -----------         -----------
     Total current assets                      -                     11
                                        -----------         -----------
     TOTAL ASSETS                       $      -            $        11
                                        ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                          June 30,
                                            1996             March 31,
                                        (Unaudited)            1996
                                        -----------         -----------
CURRENT LIABILITIES:
  Cash overdraft                        $        20         $      -
  Accounts payable                           34,850              34,850
  Related party payable (Note 5)             12,797              11,461
  Accrued expenses                          385,100             368,850
  Interest payable                          188,218             178,595
  Current portion long-term
   liabilities (Note 2)                     298,919             298,919
                                        -----------           ---------
     Total Current Liabilities              919,904             892,675
                                        -----------           ---------
LONG-TERM LIABILITIES (Note 2)                 -                   -
                                        -----------           ---------
       Total Liabilities                    919,904             892,675
                                        -----------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; authorized 10,000,000
   shares at $2 par value; 39,473 shares
   issued and outstanding                    78,946              78,946
  Common stock; authorized 50,000,000
   common shares at $0.10 par value;
   42,240,934 shares issued and
   outstanding                            4,224,093           4,224,093
  Additional paid-in capital                619,255             619,255
  Accumulated deficit                    (5,841,198)         (5,813,958)
  Cost of 10,000 shares of common stock
   held by the Company                       (1,000)             (1,000)
                                        -----------          ----------
     Total Stockholders' Equity
      (Deficit)                            (919,904)           (892,664)
                                        -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $      -             $       11
                                        ===========          ==========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                From Inception
                                                                 On April 15,
                                        For the Three            1969 Through
                                   Months ended June 30,           June 30,
                                  1996               1995            1996
                                  ----               ----            ----
REVENUES                      $    -         $        -        $      -
                              ----------      -------------     -----------
EXPENSES                            -                  -               -
                              ----------      -------------     -----------
OPERATING LOSS                      -                  -               -
                              ----------      -------------     -----------
OTHER INCOME AND (EXPENSES)
 Loss on discontinued
  Operations                     (27,240)           (34,704)     (5,841,198)
                              ----------      -------------     -----------
NET LOSS                      $  (27,240)     $     (34,704)    $(5,841,198)
                              ==========      =============     ===========

NET LOSS PER SHARE            $    (0.00)     $       (0.00
                              ==========      =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        42,240,934         42,240,934
                              ==========      =============


              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                            Capital
                       Preferred Stock         Common Stock       In Excess of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par Value        Deficit        Stock
                     ------      ------     ------     ------     -----------    -----------    ---------
Balance,
 April 15, 1969           -     $   -           -     $      -    $       -      $       -      $    -

Issuance/Cancellation
 of outstanding stock     -         -     39,001,257   3,900,126      663,652            -        (1,000)

Preferred stock issued
 for cash at $2.00 per
 share                 39,473    78,946         -            -            -              -           -

Net (loss) from
 inception on April 15,
 1964 through
 March 31, 1992           -         -           -            -            -       (5,020,488)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1992        39,473    78,946  39,001,257    3,900,126      663,652     (5,020,488)     (1,000)

Common stock issued
 for services rendered
 at approximately $0.01
 per share                -         -       500,000       50,000      (44,397)           -           -

Net loss for the
 year ended
 March 31, 1993           -         -           -            -            -          (83,285)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1993        39,473    78,946  39,501,257    3,950,126      619,255     (5,103,773)     (1,000)

Common stock issued
 for debt at $0.10 per
 share                    -         -     2,214,111      221,411         -               -           -

Net loss for the
 year ended
 March 31, 1994           -         -           -            -           -          (603,210)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1994        39,473    78,946  41,715,368    4,171,537      619,255     (5,706,983)     (1,000)
                      -------   -------  ----------    ---------  -----------     ----------    --------
Common stock
 issued for debt at
 $0.10 per share          -         -       525,566       52,556          -              -           -

Net loss for the
 year ended
 March 31, 1995           -         -           -            -            -         (113,611)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1995        39,473    78,946  42,240,934    4,224,093      619,255     (5,820,594)     (1,000)

Net income for the
 year ended
 March 31, 1996          -         -           -            -            -             6,636        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1996        39,473    78,946  42,240,934    4,224,093      619,255     (5,813,958)     (1,000)

Net loss for the
 three months ended
 June 30, 1996            -         -           -            -            -          (27,240)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 June 30, 1996         39,473   $78,946  42,240,934   $4,224,093  $   619,255    $(5,841,198)   $ (1,000)
                      =======   ======= ===========   ========== ============    ===========    ========

                 MOUNTAIN STATES RESOURCES CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows

                                                                                        From Inception
                                                                                         on April 15,
                                                      For the Three Months               1969 Through
                                                         Ended June 30,                    June 30,
                                                    1996                 1995                1996
                                                    ----                 ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                                      $    (27,240)        $    (34,704)      $(5,841,198)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Depreciation                                             -                    -                 515
 Expiration of convertible debentures                     -                    -            (111,700)
 Increase (decrease) in accounts payable                  -                    -              34,850
 Increase (decrease) in related party payable           1,336                4,886            12,799
 Increase (decrease) in interest payable                9,623               13,986           188,218
 Increase (decrease) in accrued expenses               16,250               16,250           385,100
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by Operating
    Activities                                            (31)                 418        (5,331,416)
                                                 ------------          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of leases and equipment                         -                    -            (212,573)
 Disposal of leases and equipment                         -                    -             212,058
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Investing Activities                                  -                    -                (515)
                                                 ------------          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Common stock for cash                                    -                    -           4,842,346
 New borrowings                                           -                    -             410,619
 Preferred stock for cash                                 -                    -              78,946
                                                 ------------          -----------       -----------
   Net Cash Provided (Used) by
    Financing Activities                                  -                    -           5,331,911
                                                 ------------          -----------       -----------
NET INCREASE (DECREASE) IN CASH                           (31)                 418               (20)

CASH AT BEGINNING OF YEAR                                  11                   22                 -
                                                 ------------          -----------       -----------

CASH AT END OF YEAR                              $        (20)         $       440       $       (20)
                                                 ============          ===========       ===========
Cash paid during the year for:
  Interest                                       $        -            $       -         $       -
  Income Taxes                                   $        -            $       -         $       -


              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1996 and March 31, 1996
                           (Unaudited)

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

d. Provision for Taxes

No provision for taxes has been made due to operating losses at June 30, 1995. As of June 30, 1996, the Company has approximately $5,800,000 of net operating loss carryover. This net operating loss will start expiring in 1997 and will continue until 2011.

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

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1996 and March 31, 1996
                           (Unaudited)

NOTE 2 -  LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (long-term liabilities are stated at the original note amount, the accrued interest is summarized in Note 3:

                                                       June 30,      March 31,
                                                        1996           1996
                                                      ---------       --------
-
Note payable to Margaret Bullick, unsecured, dated
 October 26, 1989 at 15% for 120 days after which
 interest is 17% (see Note 7)                         $   1,700     $   1,700

Note payable to Margaret Bullick, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                            36,251        36,251

Note payable to Kruse, Landa and Maycock, unsecured,
 dated September 1, 1989 at 8% for 120 days after
 which interest is 10%                                   47,171        47,171

Note payable to Ray Albrechtsen, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                            38,716        38,716

Note payable to Jackie Long, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                             5,000         5,000

Note payable to Robert Pruitt, Jr., unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10%                                         17,188        17,188

Default judgement payable to Copely Real Estate
 Advisors, dated November 4, 1991 at 12% interest        42,893        42,893

Notes payable to various parties, secured by a lien
 on the Indian Queen Marble Project, dated September
 29, 1993 at interest of 50% of the First Project
 Proceeds as defined in these promissory notes, due
 March 1995, to be converted to common shares (Note 7)  110,000       110,000
                                                       --------      --------
                                                        298,919       298,919
     Less current portion                             (298,919)     (298,919)
                                                       --------      --------
     Long-Term Liabilities                            $    -        $    -
                                                       ========      ========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1996 and March 31, 1996
                           (Unaudited)

NOTE 3 -  INTEREST PAYABLE

Interest payable is based on the balance of the note payable at the end of each year. The respective interest payable on each note payable found in Note 2 is summarized below.
                                                       June 30,    March 31,
                                                         1996        1996
                                                      ---------    ---------
Note payable to Margaret Bullick of $1,700, at
 17% interest                                         $   3,151    $   2,953

Note payable to Margaret Bullick of $36,251, at 10%
 interest                                                33,050       31,360

Note payable to Kruse, Landa and Maycock of $47,171,
 at 10% interest                                         66,758       63,979

Note payable to Ray Albrechtsen of $38,716, at 10%
 interest                                                34,964       33,167

Note payable to Jackie Long of $5,000, at 10% interest    4,551        4,318

Note payable to Robert Pruitt, Jr. of $17,188,
 at 10% interest                                         15,644       14,843

Default judgement payable to Copely Real  Estate
 Advisors of $42,893, at 12% interest                    30,100       27,975
                                                      ---------     --------
     Total Interest Payable                          $ 188,218     $178,595
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





 .

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                 June 30, 1996 and March 31, 1996
                           (Unaudited)

NOTE 6 -  DISCONTINUED OPERATIONS

During 1993 the Company discontinued its operations and was reclassified as a development stage company. All revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations. The liabilities and assets of the Company have been adjusted to their net realizable values

NOTE 7 -  CONVERTIBLE DEBENTURES

The Company had a number of convertible debentures outstanding at March 31, 1995. No contact has been made with these parties, although a search was conducted. The statute of limitations expired on these instruments during the year ended March 31, 1996. The convertible debentures are according written off during the current year ended March 31, 1996.

NOTE 8 -  SUBSEQUENT EVENTS

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1995, the Company had no assets and current liabilities of $919,904, for a working capital deficit of $919,904. For the three months ended June 30, 1996, the Company's loss from discontinued operations was $27,240. From inception (April 15, 1969) through June 30, 1996, the Company has an accumulated loss of $5,841,198. Since discontinuing operations the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost.

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