Form 10QSB
period 1996-09-30
MOUNTAIN STATES RESOURCES CORP
filed 1996-11-25
CIK 68619

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                           FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1996

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

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                                       September 30,
                                           1996              March 31,
                                        (Unaudited)            1996
                                        -----------         -----------
CURRENT ASSETS:
  Cash                                  $      -            $        11
                                        -----------         -----------
     Total current assets                      -                     11
                                        -----------         -----------
     TOTAL ASSETS                       $      -            $        11
                                        ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       September 30,
                                           1996              March 31,
                                        (Unaudited)            1996
                                        -----------         -----------
CURRENT LIABILITIES:
  Accounts payable - trade              $      -                 34,850
  Related party payable (Note 5)               -                 11,461
  Accrued expenses                             -                368,850
  Interest payable (Note 3)                  32,291             178,595
  Current portion long-term liabilities      42,893             298,919
                                        -----------           ---------
     Total Current Liabilities               75,184             892,675
                                        -----------           ---------
LONG-TERM LIABILITIES (Note 2)                 -                   -
                                        -----------           ---------
       Total Liabilities                     75,184             892,675
                                        -----------           ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; authorized 10,000,000
   shares at $2 par value; -0- and
   39,473 shares issued and outstanding,
   respectively                                -                 78,946
  Common stock; authorized 50,000,000
   common shares at $0.10 par value;
   959,009 and 422,409 shares issued and
   outstanding, respectively                 95,901              42,241
  Additional paid-in capital              5,600,652           4,801,107
  Accumulated deficit                    (5,753,737)         (5,813,958)
  Cost of 10,000 shares of common stock
   held by the Company                       (1,000)             (1,000)
  Less subscription receivable (Note 7)     (17,000)               -
                                        -----------          ----------
  Total Stockholders' Equity (Deficit)      (75,184)           (892,664)
                                        -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $      -             $       11
                                        ===========          ==========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)


                                                                               From Inception
                         For the Three                  For the Six             on April 15,
                         Months Ended                   Months Ended            1969 through
                         September 30,                  September 30,           September 30,
                       ------------------          --------------------      --------------------
                       1996          1995            1996            1995               1996
                    ----------    ----------      ----------      ----------         ----------

REVENUE              $     -       $     -         $     -         $     -            $     -
                     ---------     ---------       ---------       ---------          ---------

OPERATING EXPENSES         -             -               -               -                  -
                     ---------     ---------       ---------       ---------          ---------

OPERATING LOSS             -             -               -               -                  -
                     ---------     ---------       ---------       ---------          ---------

OTHER INCOME
 AND (EXPENSES)

 Loss on discontinued
 operations             87,462       (32,995)         60,221         (67,699)        (5,753,737)
                     ---------     ---------       ---------       ---------         ----------

NET INCOME (LOSS)    $  87,462     $ (32,995)      $  60,221       $ (67,699)        (5,753,737)
                     =========     =========       =========       =========         ==========

GAIN (LOSS)
 PER SHARE           $    0.21     $   (0.08)      $    0.14       $   (0.16)
                     =========     =========       =========       =========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING            425,018       422,409         423,720         422,409
                     ==========    ==========      ==========      ==========



              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                            Capital
                       Preferred Stock         Common Stock       In Excess of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par Value        Deficit        Stock
                     ------      ------     ------     ------     -----------    -----------    ---------
Balance,
 April 15, 1969           -     $   -           -     $      -    $       -      $       -      $    -

Issuance/Cancellation
 of outstanding stock     -         -       390,012       39,001    4,524,777            -        (1,000)

Preferred stock issued
 for cash at $2.00 per
 share                 39,473    78,946         -            -            -              -           -

Net (loss) from
 inception on April 15,
 1964 through
 March 31, 1992           -         -           -            -            -       (5,020,488)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1992        39,473    78,946     390,012       39,001    4,524,777     (5,020,488)     (1,000)

Common stock issued
 for services rendered
 at approximately $0.01
 per share                -         -         5,000          500        5,103            -           -

Net loss for the
 year ended
 March 31, 1993           -         -           -            -            -          (83,285)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1993        39,473    78,946     395,012       39,501    4,529,880     (5,103,773)     (1,000)

Common stock issued
 for debt at $0.10 per
 share                    -         -        22,141        2,214      219,197            -           -

Net loss for the
 year ended
 March 31, 1994           -         -           -            -           -          (603,210)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1994        39,473    78,946     417,153       41,715    4,749,077     (5,706,983)     (1,000)
                      -------   -------  ----------    ---------  -----------     ----------    --------
Common stock
 issued for debt at
 $0.10 per share          -         -         5,256          526       52,030            -           -

Net loss for the
 year ended
 March 31, 1995           -         -           -            -            -         (113,611)        -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1995        39,473    78,946     422,409       42,241    4,801,107     (5,820,594)     (1,000)
/TABLE

                 MOUNTAIN STATES RESOURCES CORPORATION
                     (A Development Stage Company)
        Statements of Stockholders' Equity (Deficit) (Continued)

                                                            Capital
                       Preferred Stock         Common Stock       In Excess of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par Value        Deficit        Stock
                     ------      ------     ------     ------     -----------    -----------    ---------
Net income for the
 year ended
 March 31, 1996           -         -           -            -            -            6,636         -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 March 31, 1996        39,473    78,946     422,409       42,241    4,801,107     (5,813,958)     (1,000)

Common stock issued
 in exchange for
 preferred shares at
 approximately $3.95
 per share            (39,473)  (78,943)     20,000        2,000       76,946            -           -

Common stock issued
 for debt of
 approximately $17.58
 per share                -         -       516,000       51,660      722,599            -           -

Net income for the
 six months ended
 September 30, 1996       -         -           -            -            -           60,221         -
                      -------   -------  ----------    ---------  -----------     ----------    --------
Balance,
 September 30, 1996       -     $   -       959,009   $   95,901  $ 5,600,652    $(5,753,737)   $ (1,000)
                      =======   ======= ===========   ========== ============    ===========    ========


                 MOUNTAIN STATES RESOURCES CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows

                                                                               From Inception
                             For the Three                 For the Six      On April 15,
                             Months Ended                  Months Ended         1969 Through
                             September 30,                 September 30,        September 30,
                           ------------------          --------------------  --------------------
                             1996         1995          1996          1995          1996
                          ----------   ----------    ----------    ----------    ---------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)         $ 87,462    $ (32,995)    $ 60,221     $ (67,699)    $ (5,753,737)
 Adjustment to reconcile
  net income to net cash
  provided (used) by
  operating activities:
  Depreciation                   -            -           -             -                515
 Expiration of convertible
 debentures                      -            -           -             -           (111,700)
 Stock issued in settlement
 of debt                    597,178           -       597,178           -            597,178
 Increase (decrease) in
 accounts payable           (38,850)          -       (34,850)          -                -
 Increase (decrease) in
 related party payables     (12,797)       2,018      (11,461)        6,904              -
 Increase (decrease) in
 interest payable          (155,927)      13,986     (146,303)       27,972           32,294
 Increase (decrease) in
 accrued expenses          (385,100)      16,250     (368,850)       32,500              -
                         ----------   ----------   ----------    ----------        ---------
   Net cash provided
    (used) by operating
    activities               95,966          (741)     95,935          (323)      (5,235,450)
                         ----------   ----------   ----------    ----------        ---------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Purchase of lease and
 equipment                      -             -             -              -        (212,573)
 Disposal of leases and
 equipment                      -             -             -              -         212,058
                          ----------   ----------    ----------     ----------     ---------

     Net cash provided
      (used) by investing
      activities                -             -             -              -            (515)
                          ----------   ----------    ----------     ----------     ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Stock subscription          (17,000)         -         (17,000)           -         (17,000)
 Common stock for cash          -             -             -              -       4,842,346
 New borrowings                 -             -             -              -         410,619
 Preferred stock for cash    (78,946)         -         (78,946)           -             -
                          ----------   ----------    ----------     -----------    ---------
     Net cash provided
      (Used) by financing
      activities             (95,946)         -         (95,946)           -       5,235,965
                          ----------   ----------    ----------     -----------    ---------
NET INCREASE (DECREASE)
 IN CASH                          20         (741)          (11)           (323)         -

CASH AT BEGINNING OF
 PERIOD                          (20)         440            11              22          -
                          ----------   ----------    ----------     -----------    ---------

CASH AT END OF PERIOD     $      -     $     (301)   $      -       $      (301)   $     -
                          ==========   ==========    ==========     ===========    =========

Cash paid during the
 period for:
 Interest                 $      -     $      -      $      -       $       -      $     -
 Income taxes             $      -     $      -      $      -       $       -      $     -


              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1996 and March 31, 1996
                           (Unaudited)

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

d. Provision for Taxes

No provision for taxes has been made due to operating losses at September 30, 1996 and March 31, 1996. As of September 30, 1996, the Company has approximately $5,750,000 of net operating loss carryover. This net operating loss will start expiring in 1997 and will continue until 2011.

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

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1996 and March 31, 1996
                           (Unaudited)

NOTE 2 -  LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (long-term liabilities are stated at the original note amount, the accrued interest is summarized in Note 3:
                                                    September 30,    March 31,
                                                        1996           1996
                                                      ---------     ---------
Note payable to Margaret Bullick, unsecured, dated
 October 26, 1989 at 15% for 120 days after which
 interest is 17% (see Note 7)                         $    -        $   1,700

Note payable to Margaret Bullick, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                              -           36,251

Note payable to Kruse, Landa and Maycock, unsecured,
 dated September 1, 1989 at 8% for 120 days after
 which interest is 10%                                     -           47,171

Note payable to Ray Albrechtsen, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                              -           38,716

Note payable to Jackie Long, unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10% (see Note 7)                              -            5,000

Note payable to Robert Pruitt, Jr., unsecured, dated
 September 1, 1989 at 8% for 120 days after which
 interest is 10%                                           -           17,188

Default judgement payable to Copely Real Estate
 Advisors, dated November 4, 1991 at 12% interest        42,893        42,893

Notes payable to various parties, secured by a lien
 on the Indian Queen Marble Project, dated September
 29, 1993 at interest of 50% of the First Project
 Proceeds as defined in these promissory notes, due
 March 1995, to be converted to common shares (Note 7)     -          110,000
                                                       --------      --------
                                                         42,893       298,919
     Less current portion                              (42,893)     (298,919)
                                                       --------      --------
     Long-Term Liabilities                            $    -        $    -
                                                       ========      ========

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1996 and March 31, 1996
                           (Unaudited)

NOTE 3 -  INTEREST PAYABLE

Interest payable is based on the balance of the note payable at the end of each year. The respective interest payable on each note payable found in Note 2 is summarized below.
                                                   September 30,    March 31,
                                                        1996          1996
                                                   ------------    ---------
Note payable to Margaret Bullick of $1,700, at
 17% interest                                         $    -       $   2,953

Note payable to Margaret Bullick of $36,251, at 10%
 interest                                                  -          31,360

Note payable to Kruse, Landa and Maycock of $47,171,
 at 10% interest                                           -          63,979

Note payable to Ray Albrechtsen of $38,716, at 10%
 interest                                                  -          33,167

Note payable to Jackie Long of $5,000, at 10% interest     -           4,318

Note payable to Robert Pruitt, Jr. of $17,188,
 at 10% interest                                           -          14,843

Default judgement payable to Copely Real  Estate
 Advisors of $42,893, at 12% interest                    32,291       27,975
                                                      ---------     --------
     Total Interest Payable                          $  32,291     $178,595
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

              MOUNTAIN STATES RESOURCES CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              September 30, 1996 and March 31, 1996
                           (Unaudited)

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

In addition to the above mentioned notes, the Company entered into an agreement for future legal and accounting costs, as well as the settlement and release of debt to a shareholder. Under this agreement, the Company issued 480,000 shares of $0.10 per share for amounts valued at $48,000.

On September 20, 1996, the Board of Directors approved a 100-for-1 reverse stock split. The reverse stock split has been reflected in these financial statements on a retroactive basis.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had no assets and current liabilities of $75,184, for a working capital deficit of $75,184. For the six months ended September 30, 1996, the Company's experienced a gain of $60,221 from discontinued operations due to settlement of outstanding obligations for below booked cost. From inception (April 15, 1969) through September 30, 1996, the Company has an accumulated loss of $5,753,737. Since discontinuing operations the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost.

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

RESULTS OF OPERATIONS

     The Company has not had any operations during the quarter ended September 30, 1996, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations to date have involved the negotiation of settlements of the Company's outstanding liabilities.

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