Form 10QSB
period 1996-12-31
MOUNTAIN STATES RESOURCES CORP
filed 1997-02-21
CIK 68619

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.10                              954,733
-----------------------------
-----------                 Title of Class                           Number of
Shares Outstanding                                                     as of
February 20, 1997


PAGE

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

PAGE

MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS
                                       December 31,
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
                                        ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       December 31,
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
                                        ===========          ==========

MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
 Statements of Operations
(Unaudited)



From Inception
                         For the Three                  For the
Nine            on April 15,
                         Months Ended                   Months
Ended            1969 through
                         December 31,                   December
31,            December 31,
                       ------------------          --------------------
--------------------
                       1996          1995            1996
1995               1996
                    ----------    ----------      ----------
----------         ----------

REVENUE              $     -       $     -         $     -         $
-            $     -
                     ---------     ---------       ---------
---------          ---------

OPERATING EXPENSES         -             -               -
-                  -
                     ---------     ---------       ---------
---------          ---------

OPERATING LOSS             -             -               -
-                  -
                     ---------     ---------       ---------
---------          ---------

OTHER INCOME
 AND (EXPENSES)

 Loss on discontinued
 operations                -         (30,592)         60,221
(98,291)        (5,753,737)
                     ---------     ---------       ---------
---------         ----------

NET INCOME (LOSS)    $     -       $ (30,592)      $  60,221       $
(98,291)        (5,753,737)
                     =========     =========       =========
=========         ==========

GAIN (LOSS)
 PER SHARE           $    0.00     $   (0.00)      $    0.06       $   (0.23)
                     =========     =========       =========
=========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING            954,733       422,409         954,733         422,409
                     ==========    ==========      ==========      ==========


PAGE

MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
 Statements of Stockholders' Equity (Deficit)

                                                            Capital
                       Preferred Stock         Common Stock       In Excess
of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par
Value        Deficit        Stock
                     ------      ------     ------     ------
-----------    -----------    ---------
Balance,
 April 15, 1969           -     $   -           -     $      -    $
-      $       -      $    -

Issuance/Cancellation
 of outstanding stock     -         -       390,012       39,001
4,524,777            -        (1,000)

Preferred stock issued
 for cash at $2.00 per
 share                 39,473    78,946         -            -
-              -           -

Net (loss) from
 inception on April 15,
 1964 through
 March 31, 1992           -         -           -            -
-       (5,020,488)        -
                      -------   -------  ----------    ---------
-----------     ----------    --------
Balance,
 March 31, 1992        39,473    78,946     390,012       39,001
4,524,777     (5,020,488)     (1,000)

Common stock issued
 for services rendered
 at approximately $0.01
 per share                -         -         5,000          500
5,103            -           -

Net loss for the
 year ended
 March 31, 1993           -         -           -            -
-          (83,285)        -
                      -------   -------  ----------    ---------
-----------     ----------    --------
Balance,
 March 31, 1993        39,473    78,946     395,012       39,501
4,529,880     (5,103,773)     (1,000)

Common stock issued
 for debt at $0.10 per
 share                    -         -        22,141        2,214
219,197            -           -

Net loss for the
 year ended
 March 31, 1994           -         -           -            -
-          (603,210)        -
                      -------   -------  ----------    ---------
-----------     ----------    --------
Balance,
 March 31, 1994        39,473    78,946     417,153       41,715
4,749,077     (5,706,983)     (1,000)
                      -------   -------  ----------    ---------
-----------     ----------    --------
Common stock
 issued for debt at
 $0.10 per share          -         -         5,256          526
52,030            -           -

Net loss for the
 year ended
 March 31, 1995           -         -           -            -
-         (113,611)        -
                      -------   -------  ----------    ---------
-----------     ----------    --------
Balance,
 March 31, 1995        39,473    78,946     422,409       42,241
4,801,107     (5,820,594)     (1,000)
/TABLE><PAGE

MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
 Statements of Stockholders' Equity (Deficit) (Continued)

                                                            Capital
                       Preferred Stock         Common Stock       In Excess
of    Accumulated    Treasury
                     Shares      Amount     Shares     Amount     Par
Value        Deficit        Stock
                     ------      ------     ------     ------
-----------    -----------    ---------
Net income for the
 year ended
 March 31, 1996           -         -           -            -
-            6,636         -
                      -------   -------  ----------    ---------
-----------     ----------    --------
Balance,
 March 31, 1996        39,473    78,946     422,409       42,241
4,801,107     (5,813,958)     (1,000)

Common stock issued
 in exchange for
 preferred shares at
 approximately $3.95
 per share            (39,473)  (78,943)     20,000        2,000
76,946            -           -

Common stock issued
 for debt of
 approximately $17.58
 per share                -         -       516,000       51,660
722,599            -           -

Net income for the
 nine months ended
 December 31, 1996       -         -           -            -
-           60,221         -
                      -------   -------  ----------    ---------
-----------     ----------    --------
Balance,
 December 31, 1996       -     $   -       959,009   $   95,901  $
5,600,652    $(5,753,737)   $ (1,000)
                      =======   ======= ===========   ==========
============    ===========    ========


PAGE

MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
 Statements of Cash Flows


From Inception
                             For the Three                 For the
Nine         On April 15,
                             Months Ended                  Months
Ended         1969 Through
                             December 31,                  December
31,         December 31,
                           ------------------          --------------------
--------------------
                             1996         1995          1996
1995          1996
                          ----------   ----------    ----------
----------    ---------
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES
 Net income (loss)         $     -     $ (30,592)    $ 60,221     $
(98,291)    $ (5,753,737)
 Adjustment to reconcile
  net income to net cash
  provided (used) by
  operating activities:
  Depreciation                   -            -           -
-                515
 Expiration of convertible
 debentures                      -            -           -
-           (111,700)
 Stock issued in settlement
 of debt                         -            -       597,178
-            597,178
 Increase (decrease) in
 accounts payable                -            -       (34,850)
-                -
 Increase (decrease) in
 related party payables          -           582      (11,461)
7,486              -
 Increase (decrease) in
 interest payable                -        13,986     (146,303)
47,958           32,294
 Increase (decrease) in
 accrued expenses                -        16,250     (368,850)
48,750              -
                         ----------   ----------   ----------
----------        ---------
   Net cash provided
    (used) by operating
    activities                   -           226       95,935
(97)      (5,235,450)
                         ----------   ----------   ----------
----------        ---------
CASH FLOWS FROM (USED IN)
 INVESTING ACTIVITIES
 Purchase of lease and
 equipment                      -             -            -
-          (212,573)
 Disposal of leases and
 equipment                      -             -            -
-           212,058
                          ----------  ----------   ----------
----------        ---------

     Net cash provided
      (used) by investing
      activities                -             -            -
-              (515)
                          ----------   ----------  ----------
----------        ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES
 Stock subscription             -             -        (17,000)
-           (17,000)
 Common stock for cash          -             -            -
-         4,842,346
 New borrowings                 -             -            -
-           410,619
 Preferred stock for cash       -             -        (78,946)
-               -
                          ----------   ----------   ----------
-----------       ---------
     Net cash provided
      (Used) by financing
      activities                -             226      (95,946)
-         5,235,965
                          ----------   ----------   ----------
-----------       ---------
NET INCREASE (DECREASE)
 IN CASH                        -             226          (11)
(97)            -

CASH AT BEGINNING OF
 PERIOD                         -           (301)           11
22            -
                          ----------   ----------   ----------
-----------      ---------

CASH AT END OF PERIOD     $     -     $      (75)   $      -      $
(75)     $     -
                          ==========   ==========    ==========
=========      =========

Cash paid during the
 period for:
 Interest                 $      -     $      -      $      -       $
-      $     -
 Income taxes             $      -     $      -      $      -       $
-      $     -



MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 1996 and March 31, 1996
(Unaudited)

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

d. Provision for Taxes

No provision for taxes has been made due to operating losses at December 31, 1996 and March 31, 1996. As of December 31, 1996, the Company has approximately $5,750,000 of net operating loss carryover. This net operating loss will start expiring in 1997 and will continue until 2011.

e. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

f. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.PAGE

MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 1996 and March 31, 1996
(Unaudited)

NOTE 2 -     LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (long-term liabilities are stated at the original note amount, the accrued interest is summarized in Note 3:
                                                    December 31,    March 31,
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
                                                       ========      ========

MOUNTAIN STATES RESOURCES CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 1996 and March 31, 1996
(Unaudited)

NOTE 3 -     INTEREST PAYABLE

Interest payable is based on the balance of the note payable at the end of each year. The respective interest payable on each note payable found in Note 2 is summarized below.
                                                   December 31,    March 31,
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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had no assets and current liabilities of $75,184, for a working capital deficit of $75,184. For the nine months ended December 31, 1996, the Company's experienced a gain of $60,221 from discontinued operations due to settlement of outstanding obligations for below booked cost. From inception (April 15, 1969) through December 31, 1996, the Company has an accumulated loss of $5,753,737. Since discontinuing operations the Company has not generated revenue and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost.

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

RESULTS OF OPERATIONS

     The Company did not have any operations during the quarter ended December 31, 1996, and has not had any operations since discontinuing operations in 1993. Since that time, the Company's only operations to date have involved the negotiation of settlements of the Company's outstanding liabilities.


     During the nine month period ended December 31, 1996, the Company settled on much of its outstanding debt. The Company issued an additional 51,660,000 shares of its common stock as settlement of these debts. In August 1996 the outstanding preferred stock of the Company, 39,473 shares, was canceled in conjunction with a Settlement and Release. The preferred shares and a release of debt were transferred to the Company in exchange for 2,000,000 common shares of the Company.

     In addition to the above mentioned items, the Company entered into an agreement for future legal and accounting costs, as well as the settlement and release of debt to a shareholder. Under this agreement, the Company issued 480,000 shares of $0.10 per share for amounts valued at $48,000.

     On September 20, 1996, the Board of Directors approved a 100-for-1 reverse stock split. The reverse stock split has been reflected in these financial statements on a retroactive basis.

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

                                      MOUNTAIN STATES RESOURCES CORPORATION
                                      [Registrant]

Dated: February 20, 1997              By/S/Kip Eardley, President and
                                      Principal Financial Officer