Form 10-K
period 1997-03-31
MICRO MEDIA SOLUTIONS INC
filed 1997-08-14
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED	MARCH 31, 1997

			Commission File Number		0-8146

			MOUNTAIN STATES RESOURCES CORPORATION
			(Exact name of registrant as specified in charter)

	UTAH				                      			87-0280886
 State or other jurisdiction of			(I.R.S. Employer I.D. No.)
 Incorporation or organization

501 Waller St., Austin, Texas				78702
(Address of principal executive offices)

Issuer's telephone number, including area code	(512) 476-6925

Securities registered pursuant to section 12(b) of the Act:

Title of each class			Name of each exchange on which registered
	None							N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class			Name of each exchange on which registered
Common Stock, 						None
Par Value  $.10




Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  (  ) No  (X)    (2)  Yes (X)  No  (  )
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.	(  )

State issuer's revenues for its most recent fiscal year:  $ 5,065,657

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the bid price for the Company's Common Stock at June, 1997 of $1.00 per share, the market value of shares held by non-affiliates would be approximately $1,455,000.

As of June 30, 1997 the Registrant had 10,764,733 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None.


MOUNTAIN STATES RESOURCES CORPORATION (THE "COMPANY") WAS DELINQUENT IN FILING ITS PERIODIC REPORTS SINCE SEPTEMBER 31, 1989. SEVERAL REPORTS
WERE FILED ESSENTIALLY SIMULTANEOUSLY IN ORDER TO BRING THE COMPANY CURRENT IN ITS REPORTING OBLIGATIONS. THE REPORTS PROVIDED INFORMATION FOR THE PERIOD DESCRIBED IN THE COVER PAGES TO WHICH IT RELATED. SUCH INFORMATION SHOULD BE CONSIDERED IN LIGHT OF ALL OTHER REPORTS FILED BY THE COMPANY, PARTICULARLY REPORTS BEING FILED FOR SUBSEQUENT PERIODS.

PART I

Item 1.  Business

(A)  History and Organization

MOUNTAIN STATES RESOURCES CORPORATION, (the "Registrant" or the "Company" or "MSRC"), was organized under the laws of the State of Utah on April 15, 1969.

On June 23, 1997, the Registrant executed an agreement and plan of reorganization with the stockholders of Micro-Media Solutions, Inc.
(MSI), a Texas corporation, whereby the Registrant acquired 100% of the outstanding shares of MSI, in exchange for the issuance of 9,310,000 shares (86.48%) of the Registrant's common stock. The transaction was a tax free exchange and was accounted for as a reverse merger with MSRC being the survivor. MSRC intends to change its name to MSI. The Registrant intends to continue to pursue those activities formerly pursued by the predecessor, MICRO-MEDIA SOLUTIONS, INC., the Texas corporation.

Business Activities

The initial business objective of the Registrant was to acquire, explore for and hold interests in mineral prospects and properties for further explorative development or sale. The Registrant discontinued its operations in 1993 and was considered a development stage company for accounting purposes until June 23, 1997 when the merger with Micro-Media Solutions, Inc.
(MSI) took place.

MSI is considered a leading computer networking services provider primarily for institutional customers and was recently listed by the Austin Business Journal in their December, 1996 issue as number six of the largest 25 networking services companies in the Central Texas region. MSI provides computer networking services, distribution services, computer products, cable installations, and personal computer hardware and software support.


Marketing

Networking Systems. In the mid to late 1980s, networks were centrally managed with a much smaller number of intelligent end points. Local area network procedures allow employees in small departments or work groups to share files or expensive peripherals. These LANs increased network complexity , but network design still involved relatively few choices - for example, whether to use either Ethernet or Token Ring topologies to connect users.
In today's increasingly connected world, networks are more distributed, complex, and pervasive.

Network technology has evolved to support a broader group -- from employee communications to suppliers and clients. In addition, an increasing number of remote users may be accessing what once was local data. Distinctions between LANs, enterprise networks, and inter-enterprise networks have blurred in recent years.

Networks are no longer limited to simple data exchange or the sharing of peripherals. Client/server, imaging, multimedia, internet access, and videoconferencing applications are now common in many organizations. These data and graphically intensive applications often require increased network bandwidth to ensure that users experience adequate response times.

New technologies include Asynchronous Transfer Mode (ATM), Fast Ethernet, and Fiber Distributed Data Interface (FDDI). These technologies can increase bandwidth at least tenfold over traditional 10-Mbps Ethernet and offer a growth path and new application opportunities for customers. Bridges, modems, remote access devices, routers, or switches can connect different work groups into enterprise networks, and a variety of protocols can move information from location to location.

Transmission media and wiring types have evolved from copper to combinations of twisted-pair copper, coaxial cable, fiber optic, and telephone leased lines; satellite and wireless based service options; and more variations in the future. Purchasing decisions now focus less on media choices, as organizations have moved to Category 5 twisted-pair to the desktop and fiber in the backbone, and more on how to incorporate new technologies using existing media. Vendors have found ways to use ATM and FDDI with existing infrastructure to boost performance, rather than force people to bear the expense of ripping out and replacing wiring.

All of these developments described above involve making a series of trade -offs. The products that offer the most bandwidth and the most sophisticated features are the most expensive and often are not compatible with the existing infrastructure.



Internet Market. The internet market shares information and related services among millions of people around the world. The internet opens up the possibility of redefining the desktop paradigm into one that uses more affordable, easier use, and easier maintain platforms. Bulky PCs will be replaced with a new type of desktop computer, the Network Computer that is designed specifically for use with the Internet and corporate Intranets. Latest surveys estimate that over 20 million individuals are currently using the Internet. Most organizations have either impemented or are planning to implement Internet (INET) applications. At least 60% of U.S. consumers have not bought a home PC.

MSI is currently focusing on the large public agency and private sector business segment and working diligently on providing desktop network computers targeting telecommunications providers as strategic partners.
In working strategically with telecom companies, MSI will provide network products and services for work at home, education, government, health care, finance, and general business segments. Telecommunications companies' growth strategy is focused on strengthening network based business and that is where MSI`s business opportunities lie.

Competition

The computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations, and software developers.

MSI includes several important features that set their products and services apart from others that may be considered competitive:

           Established experience computer services corporation
           Performed and performing as a historically underutilized business
           (HUB)
           Established strategic partnerships and alliances
           Certified Minority Business Enterprise (MBE) by City, State and Federal Agencies

Field Installation Services. MSI is carrying out state-wide field installation services for key clients for the installation of lottery equipment and electronic benefit transfer equipment. MSI is positioned to increase the service base with its statewide coverage of 35 technicians working throughout the state of Texas. MSI's strategic positioning has become a leader in the field installation and maintenance services market.

Network Computers (NCs).   MSI has positioned itself as a technology leader
in NCs and INET services. MSI is positioned in its physical location and is strategically positioned to become a leader in this market. There are no identified competitors at this time. In addition, there are no minority owned NCs OEMs identified in all of Central Texas.

Our strategy has based on serving niche markets well. In particular, in this case, NCs and INET services will be a key to MSI's growth and business stability. The specific education niche is relevant to MSI's sales growth. Education markets require a heavy investment of resources for computer networking, servers, and computer work stations. MSI is geared to provide these services and offer the TelaVista, MSI's version of he network computer as an affordable alternative to PC purchases.

Cabling Services.   As a minority owned company, MSI is positioned to enlarge
its market presence in the communications area. MSI currently has capabilities in fiber optic cabling through installation services, and MSI's extensive expertise in cable types, splicing, connectors/terminations, and testing. MSI's personnel are certified in copper and fiber optic wiring systems for data, voice, and video applications.

Employees

At June 30, 1997, MSI had 75 full-time employees. None of MSI's employees are subject to a collective bargaining agreement. MSI considers its relations with its employees to be good and anticipates that it will hire additional field personnel to implement its growth plans.

Offices

MSI leases approximately 36,000 square feet of executive office, manufacturing and distribution space in Austin, Texas. If it were to require added space, MSI believes that additional space is readily available for lease. MSI leases field offices, storage facilities and equipment yards in Dallas, Texas and San Antonio, Texas.

Item 2.  Properties

MSI's principal administrative, marketing, manufacturing and research and development operations are located in a 36,000 square foot building in Austin, Texas. These facilities are occupied under a lease which expires November 2001. The annual gross rent for these facilities currently approximates $95,000. The Company believes that its existing facilities are adequate for its present requirements. The Company's field sales and service offices consist of leased office space totaling approximately 1,000 square feet under and office sharing arragement with a customer in exchage for services. Current aggregate gross rents were insignificant for 1997.

Item 3.  Legal Proceedings

There is no material, pending litigation incidental to the business to which MSRC or MSI is a party or against any of its Officers or Directors as a result of their corporate capacities.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of MSRC during the quarter ending July 31, 1997. Annual meetings of the shareholders of MSRC are held in accordance with Utah law.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

These prices are believed to be representative of inter-dealer quotations without retail markup, markdown or commissions, but may not represent actual transactions. There can be no assurance that a public market for the Registrant's common stock will be sustained in the future.

Quarter Ended               						   Bid
                            low            high
March 31, 1996              1.00           1.00
June 30, 1996               1.00           1.00
September 30, 1996          1.00           1.00
December 31, 1996           1.00           1.00
March 31, 1997              1.00           1.00
June 30, 1997               2.00           2.00

On June 30, 1997 there were approximately 5,400 registered holders of the Registrant's common stock, including those persons having beneficial positions in street name holdings.

Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. The Registrant has not yet paid any dividends, and the Board of Directors of the Registrant presently intends to pursue a policy of retaining earnings, if any, for use in the Registrant's operations and to finance expansion of its business. With respect to the Common Stock, the declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Registrant`s earnings, finacial condition, capital requirements and other factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company's results of operations for the years ended March 31, 1997 and 1996, as well as liquidity and capital resources as of March 31, 1997.

As a result of the acquisition of Micro-Media Solutions, Inc. on June 23, 1997, the financial condition of the Registrant changed dramatically.
The acquisition was accounted for as a pooling of interest and resulted in a significant change in the business of the Registrant. The Registrant considers its results to be comparative for the purposes of this discussion and analysis.

MSI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, critical component availability, the timing of new product introductions by MSI and its competitors, fluctuating market pricing for computer and semiconductor memory products, industry competition, fluctuating component costs, inventory obsolescence, seasonal cycles common in the computer industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, manufactureing and production constraints, changes in product mix and the timing of orders from and shipments to OEM customers.
As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

Results of Operations

Year Ended March 31, 1997 Compared to March 31, 1996

Revenues increased $ 323,498 or 6.8% from 1996 to 1997. The increase was caused by an increase in field installations activities, computer sales, and an increase in cabling projects.

Cost of goods sold decreased $ 18,801 or .5% from 1996 to 1997.

Selling, general, and administrative expenses increased substantially for the year ended March 31, 1997 as compared to the year ended March 31, 1996 primarily due to the increase of statewide employees and related personnel costs. Management anticipates a slight increase in selling, general, and administrative expenses in the immediate future.

Liquidity and Capital Resources

During the twelve months ended March 31, 1997, working capital decreased $450 ,000 from the prior year as a result of increased borrowings, new debt, and failure by Management to complete restructuring arrangements with various financial institutions. During this period the Company's accounts payable increased $345,708 or 66%.

At the present time, the Registrant is more than thirty (30) days past due on the majority of its accounts payable. If the Registrant's financing efforts are not successful in the immediate term, Management cannot reasonably predict the outlook for continuing operations. Management intends to devote material effort toward satisfying the immediate need for working capital. Management has received a letter of commitment from a private financing source for $3,000,000 of equity and debt.

Inflation

The Registrant does not believe that inflation will have a material impact on the Registrant's future operations.

Item 7.  Financial Statements and Supplementary Data

Please see accompanying index to Financial Statements



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Registrant and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Registrant's inception. Jones, Jensen, and Company resigned as auditors on June 23, 1997. The Registrant hired Salazar and Associates, P.C. during June 1997 and filed an 8-K reporting the change.

PART III

Item 9.   Directors and Executive Officers of the Registrant

The executive officers, key employees and directors of the Registrant and their ages and positions with the Registrant or its subsidiaries are as follows:

Name                  Age    Position                   Period from
                                                        which served
Jose G. Chavez        46     Chairman of the Board      June 23, 1997
                             of Directors and President
Mitchell C. Ketterick 30     Vice-President and
                             Director                   June 23, 1997
George Villalva       61     Vice-President and
                             Director                   June 23, 1997
Frank Rodriguez       46     Chief Financial and
                             Accounting Officer         June 23, 1997

The Registrant has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of the Registrant serve at the pleasure of the Board of Directors. No family relationship exists among the directors or executive officers of the Registrant. All Officers of the Registrant will hold office until the next Annual Meeting of the Registrant.



The following sets forth biographical information as to the business experience of each Officer and Director of the Registrant for at least the past five years.

Jose G. Chavez, President, has over 20 years experience in manufacturing, engineering, system design and development, energy engineering, and computer technology management. As co-founder of MSI in 1993, he has overseen the development of a start-up to a multi-million dollar business enterprise.
He previously was plant manager for HDS, a division of Hart Graphics, Inc. from 1991 to 1993, and manufacturing manager for Compuadd Corporation from 1989 to 1991. Mr. Chavez holds an electrical engineering degree from UTEP and a business degree from the University of Redlands, Redlands, Califonia.

Mitchell C. Kettrick, Vice-President of Technical Operations has over 6 years experience in manufacturing, test diagnostics, and networking. As co-founder of MSI in 1993, and MSI's Chief Technology Officer, he oversees technical services, system design, and information services. Previously, he was manager for quality assurance for Hart Distributions Services during 1992, and manufacturing systems test manager for Compuadd Corporation from 1987 to 1991. Mr. Kettrick holds an Associate of Applied Science in Computer Technology from TSTC.

George Villalva, Vice-President of Operations, is a registered architect and has designed and planned many projects of distinguished value. As Vice-President of Operations since 1993, he oversees day to day operations and MSI's building expansion and space planning. He carries out important strategic marketing tasks for MSI with public and private sector clients. Mr. Villalva has been in private practice for 25 years and devotes 50% of his time to the Company.

Frank Rodriguez, Director of Finance and Corporate Development since 1995, has over 20 years of financial planning and market development experience in the public and private sectors, most recently serving as Director of Consumer Services and Economic Development for Pedernales Electric Cooperative from 1988 to 1995. Mr. Rodriguez has served in upper levels of City and State government as an Assistant City Manager, Budget Director, Finance Director, and Treasurer. In the private sector, he has served as a finacial advisor to business with specialties in finacial planning and market development. He has worked in diverse industries such as in electric utility, real estate, housing, and computer tecnology businesses. Mr. Rodriguez holds a Business degree for O.L.L.U., San Antonio, Texas.


During the past five years, there have been no petitions under the Bankruptcy Act or any state insolvency law filed by or against, nor have there been any receivers, fiscal agents, or similar officers appointed by any court for the business or property of any of the Registrant's incumbent directors or executive officers, or any partnership in which any such person was a general partner within two years before the time of such filing, or any corporation or business association of which any such director or executive officer was a executive officer within two years before the time of such filing.

During the past five years, no incumbent director or executive officer of the Registrant has been convicted of any criminal proceeding (excluding traffic violations and other minor offenses) and no such person is the subject of a criminal prosecution, which is presently pending.

Item 10.  Executive Compensation
Summary Compensation Table

                              Annual Compensation                                              Payouts
(a)                 (b)            (c)            (d)             (e)
Name and Principal  Year           Salary ($)     Bonus ($)       Other
Position                                                          Annual
                                                                  Compen
                                                                  -sation ($)
Jose G.             1997           $105,000       $-0-            $-0-
Chavez,CEO &        1996           $36,500        $34,000         $14,500
President           1995           $35,000        $13,000         $52,000

                               Long Term Compensation
                            (f)         (g)          (h)          (i)
Name and Principal   Year
Jose G.              1997   $-0-        $-0-         $-0-         $-0-
Chavez, CEO &        1996   $-0-        $-0-         $-0-         $-0-
President            1995   $-0-        $-0-         $-0-         $-0-

Employment Contracts

	There are no written employment contracts as of the date of this report.

Compensation of Directors

Each director who is not an employee of the Registrant (the "Outside Directors") will be paid the sum of $1,000 for each meeting of the Board of Directors attended by them. Additionally, they will be reimbursed for expenses incurred in attending meetings of the Board of Directors and related committees. As of the date of this report, the Registrant has no outside directors. No compensation was paid to any outside Director during fiscal 1997.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of July 31, 1997, there were 10,764,733 shares of common stock issued and outstanding.

The following table sets forth, as of the date of this Report, the common stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's common and preferred stock , all Directors individually, and all Directors and Officers of the Registrant as a group. Except as noted, each person has sole record and beneficial ownership and voting power with respect to the shares shown.

Name and Address of          Common Stock (1)          Percent of Class (1)
Beneficial Owner
Jose G. Chavez               7,125,000                 66.18%
Mitchell C. Kettrick         1,425,000                 13.24%
George Villalva              475,000                   4.41%

All Directors and
Officers as a Group (3
persons)                     9,025,000                 83.83%

________

(1) Calculations assume exercise and conversion of all warrants, option and conversion rights into the underlying shares of common stock. All common and preferred shares held by the Officers, Directors and Principal Shareholders listed above are "restricted securities" and as such are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances.

Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, but notise of
any option, warrant or conversion of a security.   Any securities not
outstanding which are subject to such options, warrants or conversion privileges shall be deemed to be outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

All shares are "restricted securities" and as such are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances.

There are no contractual arrangements or pledges of the Registrant's securities, known to the Registrant, which may at a subsequent date result in a change of control of the Registrant.


Item 12.  Certain Relationships and Related Transactions

Certain information concerning the Registrant's executive officers and directors is included under Item 11 of this report.

Certain officers, directors, stockholders and employees of the registrant have ownership interests in entities where the registrant has advanced monies for working capital and expenses. The advances have been converted to notes and are personally guaranteed by the shareholders of the related entities. The schedule below lists the name of the stockholder and the percentage of ownership.

Name of Stockholder   Prima Development   Quality           Salas
                      Development &       Communications,   Concessions,
                      Construction,Inc.   Inc.              Inc.
                            (Percentage of Ownership)
Jose G. Chavez        26                  28                33

Frank Rodriguez       15                  5                  -

Andrew Ramirez        26                  27                35

George Villalva       15                  5                 4

Mitchell C. Kettrick  18                  10                13

Bruce Funderburk      --                  20                --

Laurel Funderburk     --                  5                 --

Tammie Delaney        --                  --                15
                      100                 100               100

The Registrant's officers and directors serve as officers directors and advisors on an as needed basis and total involvement is minimal.


Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits

Exhibit    Description                 Location
3A         Articles of Incorporation   Incorporated by reference to Exhibit
           and Bylaws                  No. 3 to the Registrant's Registration
                                       Statement (#33-24265-LA)

3B         Amended Articles of         Incorporated by reference to Exhibit
           Incorporation               No. 2B of Registrant's Form 8-A
                                       Registration Statement (File #0-20760)

4          Specimen of Securities      Incorporated by reference to Exhibit
                                       Nos. 1A and 1B of Registrant's Form
                                       8-A Registration Statement (File
                                       #0-20760)

10A       Agreement and Plan of        Incorporated by reference to Form
          Reorganization               8-K dated August 12, 1992

The Registrant filed no Reports on Form 8-K during the last quarter of the fiscal year covered by this Report on Form 10-KSB.



MOUNTAIN STATES RESOURCES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES
REQUIRED BY ITEM 8 AND ITEM 14

FINANCIAL STATEMENTS                                             PAGE
Reports of Independent Public Accountants                        F-2

Consolidated Balance Sheet as of March 31, 1997                  F-3

Consolidated Statements of Operations for the Years Ended
March 31, 1997 and 1996                                          F-4
Consolidated Statements of Stockholders' Equity for the
Years Ended March 31, 1997 and 1996                              F-5

Consolidated Statements of Cash Flows for the Years Ended
March 31, 1997 and 1996                                          F-6

Notes to Consolidated Financial Statements                       F-7 to F-17

FINANCIAL STATEMENT SCHEDULES (1)




_________

(1) Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the consolidated financial statements or the notes thereto.


Jose Salazar, CPA
                                Salazar & Associates
                            CERTIFIED PUBLIC ACCOUNTANTS

   Frances Ortiz-Salazar, CPA
                            INDEPENDENT AUDITOR'S REPORT
  To the Board of Directors of Micro-Media Solutions, Inc.
   (Formerly Mountain States Resources Corporation)

We have audited the accompanying consolidated balance sheet of Micro Media Solutions, Inc.(formerly Mountain States Resources Corporation) at March 31, 1997 and the related combined statements of operations and cash flows for the years ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit. The consolidated financial statements include the financial statements of Micro-Media Solutions, Inc. and Mountain States Resources Corporation. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro-Media Solutions, Inc. as of March 31, 1997, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the combined financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters is presented in note 9 of these financial statement.
                                       F-2
   Salazar and Associates,



                          ACCOUNTANT'S REPORT
                  MOUNTAIN STATES RESOURCES CORPORATION
                       Consolidated Balance Sheet
                            March 31, 1997

                                   ASSETS
Current Assets
            Cash and Cash Equivalents             $              6,840
            Accounts Receivable - Trade                      1,383,207
            Inventory (Note 2)                                 181,060
            Other Receivables - Advances (Note 3)              127,971
                      Total Current Assets                   1,699,078


Property, Plant, and Equipment (at cost) - Net (Note 4)        723,783


Other Assets
             Goodwill                                          751,329
             Other Investments                                  17,380
             Long Term Notes Receivable (Note 5)               476,914
                      Total Other Assets                     1,245,673


TOTAL ASSETS                                        $        3,668,534


             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
             Accounts Payable - Trade                          869,198
             Bank Line of Credit (Note 6)                      724,890
             Other Accrued Expenses                            255,608
                     Total Current Liabilities               1,849,696


Long Term Notes
             Notes Payable (Note 7)                            655,942
             Obligations under Capital Leases For
             Equipment & Other                                 206,896
             Other Long Term Liabilities                        25,000
                     Total Long Term Note                      887,838
Stockholders Equity
             Preferred stock at $2 par value;
             Authorized 10,000,000 shares issued
             and outstanding                                       -0-
             Common stock at $.10 par value;
             Authorized 50,000,000 common shares             1,076,473
             10,764,733 shares issued and outstanding
             Additional paid-in capital                      5,600,675
             Accumulated Deficit                            (5,746,125)

                      Total Stockholders Equity                931,000

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY           $        3,668,534

The accompanying notes are an integral part of these financial statements.

               MOUNTAIN STATES RESOURCES CORPORATION
               Consolidated Statements of Operation
               For the Twelve Months Ended March 31


                                   1997                1996

Net Revenues                       $  5,065,657        $     4,742,159

Cost of Goods Sold                    3,440,366              3,459,167

Gross Margin                          1,625,291              1,282,992

Selling, General and                   1,783,714               920,873
Administrative

Operating Income (Loss)                (158,423)               362,119

Other Income (Expense)                  (40,707)              (81,417)

Net Income (Loss)                  $   (199,130)       $       280,702

Earnings (Loss) Per Share          $____(.26)___       $  ______.37___

Weighted average number of shares
outstanding used in earnings (loss)
per share calculation                     744,124               744,124


The accompanying notes are an integral part of these financial statement.

MOUNTAIN STATES RESOURCES CORPORATION
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1997 and 1996

            Common Stock     Additional paid Accumulated  Treasury
                              in Capital     Deficit      Stock    Total
Balance
March 31, 1996 418,733 $41,873 $4,801,107   ($5,546,995) ($1,000) ($626,069)

Common stock   20,000    2,000     76,946        -           -        -
issued in exchange
for preferred
shares at
approximately
$3.95 per share
(39,473)Shares
(78,946)Amount

Common stock  500,000   50,000     -              -          -       50,000
issued for
services under
 S - 8

Common stock  516,000   51,600    722,599         -          -      774,199
issued for debt
of approximately
$17,58 per share

Common stock  9,310,000 931,000     -             -          -      931,000
issued for
acquisition of
Micro-Media
Solutions, Inc.

Cancellation of -         -         -             -         1,000     1,000
Treasury Stock

Net Loss for the-         -         -         (199,130)      -     (199,130)
year ended
March 31, 1997_________ ________  __________ ___________  ________ _________

Balance
March 31,1997 10,764,733 $1,076,473 $5,600,652 $(5,746,125)$___-_____$931,000

                  MOUNTAIN STATES RESOURCES CORPORATION
                  Consolidated Statements of Cash Flow
                      For the years ended March 31
                                                  1997          1996
Cash Flows from Operating Activities:
     Net Income (loss)                       $    (199,130)$    280,702
     Adjustments to reconcile net income
     To net cash, provided by operating
     activities:
           Depreciation expense                     116,628      58,126
           Change in accounts receivable           (565,474)   (810,224)
           Change in inventory                      189,040    (362,645)
           Change in accounts payable               345,108     524,090
           Change in accrued expenses               253,676      63,008
      Net Cash Provided by (Used by)
      Operating Activities                          139,848    (246,943)

Cash Flows from Investment Activities:
            Investment in property & equipment     (572,644)   (297,394)
            Investment in other assets               (1,990)   (15,390)
            Issuance of loans                      (455,471)   (149,413)
      Net Cash Provided by (Used by)
      Investing Activities                       (1,030,105)   (462,197)

Cash Flows from Financing Activities:
            Repayment of long term debt             759,321     665,160
            Change in capital lease obligations     144,320
            Change in other long term liabilities    (8,066)     41,667
      Net Cash Provided by (Used by)
      Financing Activities                          895,575     706,827


      Net Increase (Decrease) in Cash                 5,318      (2,313)

Cash at Beginning of Period                           1,519       3,832

Cash at End of Period                          $      6,837   $   1,519

The accompanying notes are an integral part of these financial statements.

MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization
Mountain States Resources Corporation (MSRC), (the "Company") was organized under the laws of the State of Utah on April 15, 1969. On June 23, 1997 MSRC entered into a reverse merger agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc.
(MSI) in which MSRC acquired 100% of the common stock of MSI. As part of the reorganization, MSRC plans to change its name to Micro-Media Solutions, Inc. (MSI). The transaction was accounted for as a purchase.

MSI is an Austin, Texas-based, technology corporation formed to provide computer hardware, software programming, system support, maintenance, media duplication, and kitting to the public and private sectors. MSI is HUB certified to do business with state and corporate clients.

MSI is a business solutions technology integrator with infrastructure design and implementation services. MSI's computer networking services includes system integration and local and wide-area networks.

Principles of Consolidation
The consolidated financial statements for 1997 and 1996 include the accounts and transactions of MSRC and MSI. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSRC, however, did not have any material balance sheet accounts or account balances, with the exception of a net operating loss of $5.7 million. MSRC, a development stage company, began operations in April 15, 1969 as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards #7. Since then, MSRC has activly sought new business opportunities. The significant account balances were MSI's.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

Accounts Receivable
The Company provides an allowance for uncollectible receivables when it is determined that collection is doubtful. A reserve for uncollectible receivables is provided and/or uncollectible accounts are written off when such a determination is made.

Property, Plant, and Equipment
Properties and equipment are stated at cost. Depreciation of equipment is provided over estimated useful lives of five to ten years using the straight-line method of depreciation. Renewals and betterments are capitalized when incurred. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense.

Revenue Recognition
For financial reporting purposes, revenues are recognized in the accounting period which corresponds with the performance of the service to the customer. The related costs and expenses are recognized when incurred. Revenues are derived form local and state government contracts and local businesses.

Federal Income Tax
The Company adopted SFAS No. 109, "Accounting for Income Taxes", during the year ended December 31, 1993. SFAS required a change from the deferred method of accounting for income taxes to the liability method. Under SFAS
No. 109, deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations. The primary difference between financial reporting and tax reporting relate to the capit-alization of exploratory and intagible drilling costs for financial statement purposes. Due to its net operating loss carry-forward, the adoption of SFAS No. 109 did not result in any effect in the Company's statement of operations.


MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

Earnings (Loss) Per Share
The earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding during the year. All historical per share data has been restated to reflect stock splits and the effect of the merger transaction of Micro-Media Solutions, Inc.

Use of Estimates and Certain Concentrations
Management of the Company has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Although actual results could differ from those estimates, Management believes its estimates are reasonable. Certain components, subassemblies and software included in the Company's computer systems are obtained from sole suppliers or a limited number of suppliers. The Company relies,to acertain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the computer industry. The Company's reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.

Financial Instruments
Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of June 30, 1997. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. A concentration of credit risk may exist with respect to trade receivables, as many of the Company's customers are affiliated with the computer and telecommunications industries. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry of geographic area.

Goodwill
On June 23, 1997, Micro-Media Solutions, Inc. (MSI) merged with Mountain States Resource Corporation (MSRC). Pursuant to the terms of the Merger,
MSRC issued approximately 9,310,000 shares of its common stock in exchange for all of the outstanding shares of MSI. The name of the surviving corporation will be changed to MSI. The Merger resulted in a change of control and was accounted for as a purchase. A new basis of accounting was established for the assets and liabilities and reflects the allocation on the basis of their fair values. Goodwill of approximately $751,000 was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets. Goodwill will be amortized on a straight line basis over ten years.

NOTE 2.  INVENTORY

Inventories are valued at cost. The Company utilizes a just-in-time inventory method to minimize the cost of maintaining and keeping a large amount of inventory. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers.

NOTE 3.   OTHER RECEIVABLES

Other receivables include employee advances for travel and lodging in preparation and set up of projects across the state.


NOTE 4.   PROPERTY PLANT AND EQUIPMENT

A summary of the Company's investment in property plant and equipment at March
31, 1997 is as follows:
Equipment, furniture and fixtures                      $  721,461
Leasehold Improvements                                    177,077
                                                          868,776
Less Accumulated Depreciation                             174,755
               Net Property Plant and Equipment        $  723,783

Depreciation charged against income for the years ended March 31, 1997 and 1996 was $ 174,700 and $58,000 respectively.

MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
MARCH 31, 1997
(Continued)


NOTE 5.  RELATED PARTY - NOTES RECEIVABLE - LONG TERM

As of March 31, 1997, the Company had advanced funds to the following entities:
Prima Development and Construction, Inc.	          	$ 251,983
(10% Note Receivable from a related party)

Quality Communications, Inc.	                   		     84,394
(10% Note Receivable from a related party)

Salas Concessions, Inc.	                       				   140,048
(10% Note Receivable from a related party)  		     __________

               TOTAL	                         					 $ 476,425

The shareholders of MSI signed personal guarantees for all the notes and leases.

Prima Development and Construction, Inc. (a construction and fiber optics cabling corporation) - The original loan agreement is dated April 1, 1997. The principal amount of this loan is $185,000. Interest is due and payable monthly as it accrues, commencing on April 10, 1997 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $2,444.79. The annual interest rate on the note is 10%. Prima Development and Construction,Inc.has the right to prepayment without penalties.

An amendment to the loan agreement was executed on April 15, 1997 to incorporate funds advanced to MSI for the period January 1, 1997 through March 31, 1997. The principal amount of this loan is $66,983. Interest is due and payable monthly as it accrues, commencing on January 2, 1998 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $885.19.
The annual interest rate on the note is 10%. Prima Development and Construction, Inc. has the right to prepayment without penalties.



MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
MARCH 31, 1997
(Continued)


The ownership of Prima Development and Development, Inc. include owners of MSI and other outside investors. The primary purpose of establishing Prima was to enable MSI to sub-contract critical services relevant to MSI's service mix. By setting up a company to exclusively provide support services for MSI reduces the overhead to MSI and avoids carrying expenses that vary with seasonality such as outside fiber optic cabling and related construction.
MSI contracts with Prima on a project to project basis. Currently, Prima has under contract several projects which will provide the basis for the loan repayment to MSI.

Quality Communications, Inc. (a telecommunications corporation) - The loan agreement is dated April 1, 1997. The principal amount of this loan is $77,600. Interest is due and payable monthly as it accrues, commencing on April 10, 1997 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $1,025.49. The annual interest rate on the note is 10%. Quality Communications, Inc. has the right to prepayment without penalties.

The ownership of Quality Communications, Inc. (QCI) include owners of MSI and other outside investors. The primary purpose of establishing QCI was to enable MSI to sub-contract critical services relevant to MSI's service mix. By setting up a company to exclusively provide support services for MSI reduces the overhead to MSI and avoids carrying expenses. MSI contracts with QCI on a project to project basis. QCI has under contract several significant cabling projects that will provide funds for pay-off of MSI's loan.

Salas Concessions, Inc. (a food services corporation) - The loan agreement is dated April 1, 1997. The principal amount of this loan is $133,700. Interest is due and payable monthly as it accrues, commencing on April 10, 1997 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $1,766.86. The annual interest rate on the note is 10%. Salas Concessions, Inc. has the right to prepayment without penalties.

This investment loan was extended when MSI was expanding. Salas Concessions located at Robert Mueller Airport offered a unique opportunity to show MSI's point of sale and telecommunications services and equipment in a commercial environment. MSI also planned to use a $80,000 carry-over loss write-off to offset MSI's 1995-1996 operating profits. Subsequently, MSI went into as state -wide expansion and headquarter expansion that eliminated the need for taking over Salas Concession.

Salas Concessions entered into an agreement to pay-off initial capital and operating expense for funds advanced by MSI. The concessions are growing in by 6% annually and beginning to show profit; therefore, there is no risk to MSI's note.

NOTE 6.  SHORT-TERM BORROWINGS.

The Company has a secured credit agreement with Bank One providing for borrowings of up to $725,000, based on the amount of the Company's eligible receivables. As of March 31, 1997 the Company was eligible to borrow $725,000 pursuant to the agreement, and had borrowed the full amount.
Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios.


MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

NOTE 7.   NOTES PAYABLE.
LONG-TERM NOTES PAYABLE consists of the following amounts at March 31, 1997:

Austin Community Development Corporation,$100,000                $ 100,000
equipment loan secured by equipment, cash flow from operations, and guarantor liquidity dated May 29, 1996 due and payable with interest only first 6 months, principal and interest monthly sufficient to fully amortize the original balance over a five-year straight line amortization.

Austin Community Development Corporation,$100,000                   78,202
working capital loan secured by equipment, furniture and fixtures and guarantor liquidity dated June 14, 1995 due and payable in equal monthly installments of $2,083.33 at 12% fixed rate.


Neighborhood Commercial Management Program $75,000 Loan             54,407
from City of Austin, to be used for making improvements to leasehold property, purchasing furniture and additional equipment, secured by security interest, second lien on accounts receivable, furniture, fixtures, existing equipment and proposed new equipment to be acquired and guarantor liquidity, due and payable in monthly installments of $1,347.65 until December 1, 2000, dated June 8, 1995 at an interest rate at 0% until December, 1995 then 3.0%.


Neighborhood Commercial Management Program $250,000 Loan          250,000
from City of Austin, to be used for making improvements to leasehold property, purchasing furniture and additional equipment, secured by security interest, second lien on accounts receivable, furniture, fixtures, existing equipment and proposed new equipment to be acquired and guarantor liquidity, due and payable in monthly installments of $4,492.17 until December 1, 2001, dated July 31, 1996 at an interest rate of 0% until December, 1995 then 3.0%.


Bank One $200,000 Loan to be used for equipment purchases,        173,333
secured by a first lien security interest in all furniture, fixtures, equipment and leasehold improvements of borrower and guarantor liquidity, will advance up to 80% against invoices for equipment associated with borrower's upcoming contracts due and payable in monthly installments to fully amortize the debt over 60 months, dated June 12, 1996 at an interest rate equal to the Bank One Texas base rate plus 2%.

                              Total                              $655,942



MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

NOTE 8.   FEDERAL INCOME TAXES

The Company adopted SFAS No. 109 "Accounting for Income Taxes" during the year ended December 31, 1993. SFFAS required a change from the deferred method of accounting for income taxes to the liability method. Under SFAS No. 109, deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations, if any.


MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

NOTE 9.   GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current year of $199,130 and as of that date, the Company's current liabilities exceeded its current assets by $150,618.
At June 30, 1997, the Company owes accounts payable with dates due in excess of thirty (30) days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's additional financing top fund the expenses related to operations and capital improvements.
The Company is currently negotiating with several investors to obtain an infusion of new capital. In addition, the Company is continuing discussions with private investment groups, and plans a secondary offering in the second quarter of fiscal 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date__08/01/97_________        By ____Jose G Chavez__________________________
                                       Jose G. Chavez, President


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                           Capacity                      Date

________________
Jose G. Chavez                      Chairman of the Board of     08/01/97
                                    Directors and President
________________
Mitchell Kettrick                   Vice-President and Director  08/01/97

________________
George Villalva                     Vice-President and Director  08/01/97

________________
Frank Rodriguez                     Chief Financial and          08/01/97
                                    Accounting Officer
________________





