Form 10QSB
period 1997-06-30
MICRO MEDIA SOLUTIONS INC
filed 1997-09-25
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

                                     Form 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    FOR THE FISCAL QUARTER ENDED  JUNE 30, 1997

	Commission File Number	0-8146


             		      (MOUNTAIN STATES RESOURCES CORPORATION)
	              	(Exact name of registrant as specified in charter)

        	UTAH                              							87-0280886
State or other jurisdiction of			        	(I.R.S. Employer I.D. No.)
Incorporation or organization

501 Waller St., Austin, Texas				78702
(Address of principal executive offices)

Issuer's telephone number, including area code	(512) 476-6925

Securities registered pursuant to section 12(b) of the Act:

Title of each class		            	Name of each exchange on which registered
	None                                          							N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class		            	Name of each exchange on which registered
Common Stock, 					                                  	None
Par Value  $.10


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  (  ) No  (X)    (2)  Yes (X)  No  (  )

Number of shares of common stock outstanding at June 30, 1997:  10,764,733.
Part I: Financial Information Item 1: Financial Statements

Index to Financial Statements

                                                 										Page
Balance Sheets								                                     3

Statements of Operation                          							   4

Statements of Cash Flows						                             5

Notes to Financial Statements						                        6



                           MOUNTAIN STATES RESOURCES CORPORATION
                               Consolidated Balance Sheets

						                                        June 30     	  March 31
                                              1997           1997
ASSETS							                                	(unaudited)   	(audited)
Current Assets
            Cash and Cash Equivalents         $29,923        $       6,840
            Accounts Receivable - Trade     1,492,423            1,383,207
             Inventory                        570,549              181,060
             Other Receivables - Advances     146,802              127,971
                      Total Current Assets  2,239,697            1,699,078
                                            _________        _____________

Property, Plant, and Equipment (at cost)      666,010              723,783
                                  -Net


Other Assets
             Goodwill                         732,594              751,329
             Other Investments                 95,111               17,380
             Long Term Notes Receivable                            476,914
                      Total Other Assets      479,959
                                            1,307,664            1,245,673
                                            _________        _____________
TOTAL ASSETS                               $4,213,371        $   3,668,534
                                            _________        _____________

                       LIABILITIES AND STOCKHOLDERS EQUITY


Current Liabilities
             Accounts Payable - Trade       1,387,651              869,198
             Bank Line of Credit              871,140              724,890
             Other Accrued Expenses           161,886              255,608
                                            _________        _____________
               Total Current Liabilities    2,420,677            1,849,696
                                            _________        _____________


Long Term Notes
             Notes Payable                    634,921              655,942
 Obligations under Capital Leases For
                            Equipment                              206,896
 Other                                        135,391
          Other Long Term Liabilities               -               25,000
                                            _________        _____________
       Total Long Term Notes                  770,312              887,838
Stockholders Equity
 Preferred stock at $2 par value;
 Authorized 10,000,000 shares issued and           -0-                  -0-
             Outstanding
   Common stock at $.10 par value;           1,076,473            1,076,473
   Authorized 50,000,000 common shares
   10,764,733 shares issued and outstanding                       5,600,652
    Additional paid-in capital                 (30,525)
            Accumulated Deficit                (23,566)          (5,746,125)
                                                                    931,000
     Total Stockholders Equity               1,022,382
                                             _________        _____________
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $4,213,371        $   3,668,534

The accompanying notes are an integral part of these financial statements.

                  MOUNTAIN STATES RESOURCES CORPORATION
                  Consolidated Statements of Operation
                   For the Three Months Ended June 30
                              (UNAUDITED)

                                              1997                1996
                                            _________        _____________
Net Revenues                               $ 1,229,784       $   1,476,905

Cost of Goods Sold                             673,075             988,425

Gross Margin                                   576,709             488,480

Selling, General and Administrative            557,812             428,246

Operating Income (Loss)                         17,632              60,233

Other Income (Expense)                         (22,463)            (69,304)
Net Income (Loss)                          $___(23,566)      $________9,071

Earnings (Loss) Per Share                  $______(.01)      $__________.01

Weighted average number of shares outstanding
used in earnings (loss) per share
                      calculation            10,764,733           10,764,733


 The accompanying notes are an integral part of these financial statements.



                     MOUNTAIN STATES RESOURCES CORPORATION
                      Consolidated Statement of Cash Flow
                         For the Quarter ended June 30
                                  (UNAUDITED)

                                                1997               1996
                                              _________        _____________
Cash Flows from Operating Activities:
     Net Income (Loss)                        ($23,566)             123,377
     Adjustments to reconcile net income
     To net cash, provided by operating activities:
          Depreciation expense                 $29,746       $_______13,845
          Change in accounts payable          $320,983             $850,474
          Change in inventory                 $178,618             ($36,012)
          Change in accounts receivable      ($476,489)           ($516,538)
          Change in accrued expenses         ($102,627)            ($43,234)
     Net Cash Provided by (Used by)
                                              _________        _____________

     Operating Activities                      (73,335)             391,911
                                             _________        _____________

Cash Flows from Investment Activities:
      Investment in property & equipment      $382,368             $222,358
          Investment in other assets          $452,327             $118,993
     Net Cash provided by (Used by)
    Investing Activities                       834,695              341,351
                                              _________        _____________
Cash Flows from Financing Activities:
          Increase of long term debt         ($713,065)           ($605,820)
 Change in capital lease obligations          ($66,205)           ($109,163)
     Net Cash Provided by (Used by)           (779,271)            (714,983)
     Financing Activities

     Net Increase (Decrease) in Cash           (17,910)              18,279

Cash at Beginning of Period                    $47,833               29,554
Cash at End of Period                          $29,923               47,833
                                             _________        _____________

                   MOUNTAIN STATES RESOURCES CORPORATION
              Consolidated Statements of Stockholders' Equity
                 For the Year Ended March 31, 1997 Audited
                 and Quarter Ended June 30, 1997 Unaudited



                Common Stock___ Additional paid_ Accumulated_ Treasury
                  Shares  Amount   in Capital    Deficit       Stock   Total
                 _______  _______  _________    __________   _______  _______
Balance
March 31, 1996   418,733_$ 41,873_$4,801,107  _($5,546,995) ($1,000) ($626,069)
Preferred Stock
39,473 Shares
78,946 Amount

Common stock
Issued in
exchange for
preferred
shares at
approximately
$3.95 per share
preferred Stock
(39,473)Shares
(78,946)Amount   20,000_$  2,000_$    76,946 _       -         -        -

Common stock
issued for
services under
S - 8           500,000_$ 50,000        -            -         -      50,000

Common stock
issued for
debt of
approximately
$17,58 per
share           516,000_$ 51,600     722,599         -         -     774,199

Common stock
issued for
acquisition
of Micro-Media
Solutions,
Inc.          9,310,000_$931,000                                     931,000

Cancellation
of Treasury
Stock                                                         1,000    1,000

Net Loss for
the year
ended March
31, 1997           -        -         -     (199,130)          -    (199,130)

              ________________________________________________________________

Balance
March 31,
 1997        10,764,733_$1,076,473_$5,600,652_$(5,746,125)$___-_____$931,000

Net loss
for the
quarter
ended
June 30,
 1997             -       -           -            -          -        -

Balance
June 30,
 1997       $10,764,733_$1,076,473_$5,600,652_      -         -        -


                   MOUNTAIN STATES RESOURCES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997
(unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods preseted have been reflected herein. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1997, as reported in the Form 10-KSB have been omitted.

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

Principles of Consolidation
The consolidated financial statements for 1997 and 1996 include the accounts and transactions of MSRC and MSI. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSRC, however, did not have any material balance sheet accounts or account balances, with the exception of a net operating loss of $5.7 million. MSRC, a development stage company, began operations in April 15, 1969 as a mining, mineral extraction and oil and gas exploration company.
MSRC discontinued itsoperations in 1993 and became a develpment stage company as described in the Statement of Finacial Accounting Stadards #7. Since then
MSRC has actively sought ne business opportunities. The significant account balances were MSI's.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.




                     MOUNTAIN STATES RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (Continued)

Earnings (Loss) Per Share
The earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding during the period. All historical per share data has been restated to reflect stock splits and the effect of the merger transaction of Micro-Media Solutions, Inc.

Use of Estimates and Certain Concentrations
Management of the Company has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Although actual results could differ from those estimates, Management believes its estimates are reasonable. Certain components, subassemblies and software included in the Company's computer systems are obtained from sole suppliers or limited number of suppliers. The company relies, to a certian extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new poducts to meet changing customer needs and to respond to emerging standards and other technological developments in the computer industry. The Company's reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.




                   MOUNTAIN STATES RESOURCES CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                JUNE 30, 1997
                                 (Continued)


The computer and telecommunications industries. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry of geographic area.

Goodwill
On June 23, 1997, Micro-Media Solutions, Inc. (MSI) merged with Mountain
States Resource Corporation (MSRC).  Pursuant to the terms of the Merger,
MSRC issued approximately 9,310,000 shares of its common stock in exchange for all of the outstanding shares of MSI. The name of the surviving corporation will be changed to MSI. The Merger resulted in a change of control and was accounted for as a purchase. A new basis of accounting was established for the assets and liabilities and reflects the allocation on the basis of their fair walues. Goodwill of approximately $751,000 was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets. Goodwill is being amortized on a straight line basis over ten years.


 NOTE .  SHORT-TERM BORROWINGS.

The Company owes $200,000 payable in cash to a third party due November 8, 1997 at 20% for borrowings used for acquistion into Mountain States Resources
Corporation.

The Company had a secured credit agreement with Bank One providing for borrowings of up to $725,000, based on the amount of the Company's eligible receivables. As of June 30, 1997 the Company owed $700,000 on the line.
Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios.

The credit agreement matured on August 18, 1997 and Bank One notified the company that the bank would not renew the credit line. The Company is currently searching for a new banking relationship and has tenative agreements wint two banking institutions.



                   MOUNTAIN STATES RESOURCES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                 (Continued)

NOTE .   GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $23,566 and as of that date, the Company's current liabilities exceeded its current assets by $180,980. At June 30, 1997, the Company owes accounts payable with dates due in excess of thirty (30) days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund expenses related to operations and capital inprovements. The Cimpany has signed a letter of intent for $4 million on a firm commitment basis with $1,060,000 to be recieved during October, 1997, $1,060,000 to be received during January 1998, and an additional
$2,000,000 during calendar 1998. In addition, the Company plans a secondary offering during fiscal 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Part I: Financial Information Item 2: Management's Discussion and analysis of financial condition and results of operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Consolidated Financial Statements appearing in
Item 1.

GENERAL

The Company is considered a leading computer networking service provider to commercial and government markets. Revenue is recognized by the Company when services are performed. Research and development costs are charged to expenses as incurred. Among the principal costs to market and sell the Company's products are advertising and promotion costs, sales, salaries and commissions, and general and administrative expenses.

RESULTS OF OPERATIONS

1997 First Quarter and 1996 First Quarter.

Net sales for the 1997 First Quarter were $1,229,784 versus $1,476,905 for the 1996 First Quarter. A decrease of 16.7 percent. The decrease is primarily due to increased focus toward service contracts instead of hardware sales.

Cost of sales was $673,075 in the 1997 First Quarter versus $988,425 in the 1996 First Quarter, a decrease of 31.9 percent. The decrease was the result of greater service sales effected in 1997 requiring less inventory cost.

The Company's gross margin in the 1997 First Quarter was 45.3% versus 33.1% in the 1996 First Quarter, an increase of 14.0 percent. This increase was due to higher service sales with lower inventory costs, resulting in higher margins.

Selling general and administrative expenses increased to $539,077 in the 1997
First Quarter from $428,246 in the 1996 First Quarter, an increase of 25.9 percent. This increase is primarily due to additional management personnel.







LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $       , compared to a
working capital deficit of $       at June 30, 1996.  This increase in the
Company's working capital was primarily due to.

Net cash used by operating activities was $    and $    in the 1997 First
Quarter and the 1996 First Quarter, respectively.

The company has financed its growth primarily through borrowings.  As of June
30, 1997, the Company's sources of internal and external financing were limited. It is not expected that internal sources of liquidity will improve until net cash is provided by operating activities, and until such time, the company will rely upon external sources for liquidity.

The Company has signed a letter of intent with an investment banking firm for $4,000,000 to be funded over the next sixteen months beginning with $1,060,000 on or before October 30, 1997.

PART II: Other Information

Item 2:  Changes in Securities

The company is currently engaged in the private placement (the "Private
Placement") of up to 4,000,000 shares of common stock, par value $.10 per share (the "Common Stock") and up to 4,000,000 shares of Series A Preferred
Stock, par value $.10 per share (the "Series A Preferred Stock"), all to
"accredited investors" as that term is defined in Rule 501(a) of Regulation
D promulgated under the Securities Act of 1933, as amended.

The Company plans to use the proceeds from the sale of the Shares for working capital, repayment of indebtedness and hiring of new personnel for recently received new contracts based upon those in place at September 15, 1997 and the successful completion of the private placement-funding revenue for calendar 1998, which should exceed $15,000,000.

The company is obligated under contract to issue up to 1,500,000 shares of common stock to employees and consultants.

Item 4:  Submission of matters to a vote of the security holders

On September 26, 1997, a special meeting of the security holders of the Company will be held to change the name of the company to Micro-Media
Solutions, Inc.


Item 5:  Other Matters

On June 11, 1997, the Company's board of directors replaced Jones & Jensen,
Salt Lake City, Utah as its principal accountant with Salazar & Associates,
Austin, Texas.

The report of Jones and Jensen on the Company's financial statements for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to certainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and subsequent interim periods preceding the replacement of Jones &
Jensen, the Company had no disagreements with Jones & Jensen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Company's two most recent fiscal years and subsequent interim periods preceding the retention of Salazar &
Associates, neither the Company nor anyone on the Company's behalf, consulted Salazar & Associates regarding any matter.



Item 6: Exhibits and Reports on Form 8K

(a) Exhibits

None.

(b) Reports on Form 8K

None.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date________________        By ___________________________________________
                                        Jose G. Chavez, President


  	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                  Date



__________________                                     -------------------
Jose G. Chavez           Chairman of the Board of
                          Directors and President


_________________                                      ___________________
Mitchell Kettrick      Vice-President and Director



________________                                       ___________________
Humberto Casas                 Accountant









