Form 10QSB
period 1997-09-30
MICRO MEDIA SOLUTIONS INC
filed 1997-11-25
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                 FOR THE FISCAL QUARTER ENDED	SEPTEMBER 30, 1997

                        			Commission File Number		0-8146

                             MICRO-MEDIA SOLUTIONS, INC.
                 FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                (Exact name of registrant as specified in charter)

	UTAH	                                    						87-0280886
State or other jurisdiction of				       (I.R.S. Employer I.D. No.)
Incorporation or organization

501 Waller St., Austin, Texas				78702
(Address of principal executive offices)

Issuer's telephone number, including area code	(512) 476-6925

Securities registered pursuant to section 12(b) of the Act:

Title of each class			Name of each exchange on which registered
	None							N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class			Name of each exchange on which registered
Common Stock, 						None
Par Value  $.10

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  (  ) No  (X)    (2)  Yes (X)  No  (  )

Number of shares of common stock outstanding at September 30, 1997:  10,764,733.


Part I: Financial Information Item 1: Financial Statements

Index to Financial Statements

                                        										Page

Balance Sheets                         								   3

Statements of Operation                 							   5

Statements of Stockholders' Equity					           6

Statements of Cash Flows						                    7

Notes to Financial Statements						               8

                          MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                         Consolidated Balance Sheets
ASSETS



                                            September 30        March 31
                                              1997               1997
                                           (unaudited)        (audited)


Current Assets
     Cash and Cash Equivalents          $     56,617             6,840
     Accounts Receivable - Trade             955,843         1,383,207
     Inventory                               442,310           181,060
     Other Receivables - Advances            149,605           127,971
          Total Current Assets             1,604,375         1,699,078


Property, Plant and
               Equipment (at cost) - Net     645,467           723,783

Other Assets
     Goodwill                                713,779           751,329
     Investments                              15,000            17,430
     Long Term Notes Receivable              497,757           476,914
          Total Other Assets               1,226,536         1,245,673

Total Assets                           $   3,476,378         3,668,534





The accompanying notes are an integral part of these financial statements.






                            MICRO-MEDIA SOLUTIONS, INC.
                 FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS EQUITY


                                          September 30        March 31
                                             1997               1997
                                          (unaudited)         (audited)
Current Liabilities
     Payroll Taxes Payable             $     133,849     $      51,637
     Accounts Payable - Trade              1,406,620           869,198
     Bank Line of Credit                     708,966           724,890
     Other Payables                          469,700              -
     Other Accrued Expenses                   95,800           203,971
     Current Portion - Obligation
                 Under Capital Leases         52,921            52,921
     Current Portion - Long Term Debt        160,060           160,060
          Total Current Liabilities        3,027,916         2,062,677

Long Term Notes
     Notes Payable                           477,319           495,882
     Obligations Under Capital
                 Leases for Equipment         81,736           153,975

     Other Long Term Liabilities              20,834            25,000
          Total Long Term Notes              579,889           674,857

     Stockholders Equity
Preferred Stock at $2 par value;
Authorized 10,000,000 shares
                issued and outstanding            -                -
Common Stock at $.10 par value;
Authorized 50,000,000 common shares
10,764,733 shares issued and outstanding   1,076,473         1,076,473
Additional paid-in capital                 5,600,652         5,600,652
Accumulated Deficit                       (6,808,552)       (5,746,125)

Total Stockholders Equity                   (131,427)          931,000

TOTAL LIABILITIES AND STOCKHOLDERS
                               EQUITY    $ 3,476,378     $   3,668,534



The accompanying notes are an integral part of these financial statements.

                           MICRO-MEDIA SOLUTIONS, INC.
                 FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                   Consolidated Statements of Operation
                                  (UNAUDITED)


                               For the Six Months      For the Three Months
                               Ended September 30      Ended September 30
                               1997          1996      1997         1996

Net Revenues               $2,019,235    $2,750,393   $789,451  $1,273,489

Cost of Goods Sold          1,648,922     1,996,177    596,594   1,007,752

Gross Margin                  370,313       754,216    192,857     265,737

Selling, General
and Administrative          1,327,349       900,098    687,821     471,851

Operating (Loss)            (957,036)     (145,882)  (494,964)   (206,115)

Other Income (Expense)      (105,391)      (99,893)  (103,275)    (30,589)

Net (Loss)               $(1,062,427)    $(245,775) $(598,239)  $(236,704)

(Loss) Per Share              (.155)         (.036)     (.088)      (.035)

Weighted average number
of shares outstanding
used in (loss) per
share calculation          6,833,533      6,833,533  6,833,533   6,833,533





The accompanying notes are an integral part of these financial statements.

                              MICRO-MEDIA SOLUTIONS, INC.
                   FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                   Consolidated Statements of Stockholders' Equity
                    For the Year Ended March 31, 1997 (Audited)
                 and Six Months Ended September 30, 1997 (Unaudited)



                        Preferred Stock       Common Stock      Additional 	  Accumulated     Treasury
                        Shares     Amount    Shares    Amount     Paid In     Deficit         Stock    Total
                                                                  Capital
                        ______     ______   _________ ________    ________    _________       _______  _______

Balance
March 31, 1996          39,473    $78,946   418,733  $  41,873    $4,801,107  $(5,546,995)    $(1,000) $(626,069)


Common stock
Issued in exchange
for preferred shares
at approximately
$3.95 per share       (39,473)   (78,946)    20,000      2,000        76,946          -            -        -

Common stock
issued for services
under S - 8              -          -       500,000     50,000           -            -            -      50,000

Common stock
issued for debt
of approximately
$17,58 per share         -          -       516,000     51,600        722,599         -            -     774,199

Common stock
issued for
acquisition of
Micro-Media
Solutions, Inc.          -          -     9,310,000    931,000                                             931,000

Cancellation of
Treasury Stock                                                                                   1,000       1,000

Net Loss for the
year ended
March 31, 1997           -          -         -          -              -     (199,130)           -        (199,130)

Balance
March 31, 1997           -          -     10,764,733  1,076,473  5,600,652    (5,746,125)        -          931,000

Net loss for
the six months
ended September
30, 1997                 -          -         -             -         -      (1,062,427)          -      (1,062,427)

Balance
June 30, 1997            -          -     10,764,733 $1,076,473 $5,600,652  $(6,808,552)$         -     $  (131,427)




  The accompanying notes are an integral part of these financial statements.

                        MICRO-MEDIA SOLUTIONS, INC.
            FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                  Consolidated Statements of Cash Flow
                 For the Six Months Ended September 30
                              (UNAUDITED)

                                           1997                1996
Cash Flows from Operating
                   Activities:
     Net Income (Loss)               $ (1,062,427)     $    (245,775)
     Adjustments to reconcile
                   net income
     To net cash, provided by
         operating activities:
          Amortization and
          Depreciation expense            115,866               -
          Change in accounts
                    receivable            405,730          (416,650)
          Change in inventory            (261,250)          483,617
          Change in accounts payable      537,422          (179,080)
          Change in accrued expenses
                           and other      (25,959)           (1,473)
     Net Cash Provided by (Used by)
                Operating Activities     (290,618)         (359,361)

Cash Flows from Investment Activities:
          Investment in property
                         & equipment         -             (186,744)
          Investment in other assets      (18,413)          (61,932)
     Net Cash provided by (Used by)
                Investing Activities      (18,413)         (248,676)


Cash Flows from Financing Activities:
          Increase of long term debt      431,047           791,984
          Change in capital lease
                         obligations      (72,239)             -
     Net Cash Provided by (Used by)
                Financing Activities      358,808           791,984

     Net Increase (Decrease) in Cash       49,777           183,947


Cash at Beginning of Period                 6,840             9,104
Cash at End of Period                  $   56,617       $   193,051






The accompanying notes are an integral part of these financial statements.

                        MICRO-MEDIA SOLUTIONS, INC.
              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1997
                               (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1997, as reported in the Form 10-KSB have been omitted.

Nature of Business and Organization
MICRO-MEDIA SOLUTIONS, INC. formerly MOUNTAIN STATES RESOURCES CORPORATION
(MSRC), (the "Company") was organized under the laws of the State of Utah on April 15, 1969. On June 23, 1997 MSRC entered into a reverse merger agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. in which MSRC acquired 100% of the common stock of MSI.
As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc. (MSI) on September 29, 1997. The name change was approved by the stockholders. The transaction was accounted for as a purchase.

MSI is an Austin, Texas technology corporation formed to provide computer hardware, software programming, system support, maintenance, media duplication, and kiting to the public and private sectors. MSI is a minority owned business and is HUB certified to do business with state and corporate clients.

MSI is a business solutions technology integrator with infrastructure design and implementation services. MSI's computer networking services includes system integration and local and wide-area networks.

                        MICRO-MEDIA SOLUTIONS, INC.
              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997
                               (Continued)

Principles of Consolidation
The consolidated financial statements for 1997 and 1996 include the accounts and transactions of MSRC and MSI. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSRC, however, did not have any material balance sheet accounts or account balances, with the exception of a net operating loss of approximately $5.7 million. MSRC, a development stage company, began operations in April 15, 1969 as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards #7. Since then, MSRC had actively sought new business opportunities. The significant account balances were those of MSI's.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loss Per Common Share
The loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period. All historical per share data has been restated to reflect stock splits and the effect of the merger transaction of Micro-Media Solutions, Inc. In February 1997, the Financial Accounting Standards Board issued Statement No. 128. Earnings Per Share, which is required to be adopted on December 31, 1997. The impact of Statement No. 128 on primary and fully diluted earnings per share is not expected to be material for the three and six months ended September 30, 1997.

Use of Estimates and Certain Concentrations
Management of the Company has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Although actual results could differ from those estimates, Management believes its estimates are reasonable. Certain components, subassemblies and software included in the Company's computer systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the computer industry.

                     MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997
                              (Continued)

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

Goodwill
On June 23, 1997, Micro-Media Solutions, Inc. (MSI) merged with Mountain States Resource Corporation (MSRC). Pursuant to the terms of the Merger, MSRC issued approximately 9,310,000 shares of its common stock in exchange for all of the outstanding shares of MSI. The name of the surviving corporation was changed to MSI. The Merger resulted in a change of control and was accounted for as a purchase. A new basis of accounting was established for the assets and liabilities and reflects the allocation on the basis of their fair values. Goodwill of approximately $751,000 was recorded to the extent the purchase price exceeded the fair value of the identifiable net assets. Goodwill is being amortized on a straight line basis over ten years.

NOTE 2.  SHORT-TERM BORROWINGS.

The Company owes $200,000 payable in cash to a third party due November 8, 1997 at 20% for borrowings used for acquisition into Mountain States Resources Corporation. The full amount including interest was paid on November 20, 1997.

The Company had a secured credit agreement with Bank One providing for borrowings of up to $725,000, based on the amount of the Company's eligible receivables. As of September 30, 1997 the Company owed $709,000 on the line of credit. The amount due to Bank One under the credit line was reduced in October and November 1997 by $500,000. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios.

The credit agreement matured on August 18, 1997 and Bank One notified the company that the bank would not renew the credit line. The Company has working agreements with two other banking institutions.


                        MICRO-MEDIA SOLUTIONS, INC.
               FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997
                                (Continued)

NOTE 3.  SUBSEQUENT EVENTS

On November 18, 1997, the Company received $2,120,000 completing the Private Placement of 400,000 shares of Series B Preferred Stock $2 par value for a purchase price of $5.30 per share. The Company received $371,000 in October 1997 from two individuals under senior convertible notes payable secured by common stock. Total expenses of the Private Placement including broker fees, commissions, and legal and accounting expenses totaled $302,000.

NOTE 4.  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $598,000 and as of that date, the Company's current liabilities exceeded its current assets by $1,263,000. At September 30, 1997, the Company owes accounts payable with dates due in excess of ninety (90)days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund the expenses related to operations and capital improvements. The Company received a net $1,818,000 from the Private Placement of Series B Preferred Shared in November 1997. The Company has signed a letter of intent for $1 million on a firm commitment basis to be received during December, 1997 and up to an additional $ 5,000,000 under a debt instrument during the first quarter of calendar 1998. In addition, the Company plans a secondary offering during fiscal calendar 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a gong concern.

  Part I: Financial Information Item 2: Management's Discussion and analysis of financial condition and results of operations.

               CAUTIONARY STATEMENT REGARDING FACTORS THAT
                       MAY AFFECT FUTURE RESULTS

This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations and business of Micro-Media Solutions, Inc., and its subsidiary ("Company", or "Registrant"). Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially and adversely from those set forth in the forward-looking statements, including without limitation the availability of financial resources adequate to the Company's short-,medium- and long-term needs, the Company's dependence on the timely development, pre-production qualification, manufacture, introduction and customer acceptance of new higher-speed, higher-margin products, the ability of the Company to successfully implement its strategy of diversifying into the system service business, the various effects on revenue, margins, inventories and operation expenses of repositioning the Company's product lines and overall business, the effects of building and maintaining product inventories, product returns and credit risks with customers, the Company's dependence on distributors and resellers for certain product sales to end-users, the impact on revenue, margins and inventories of rapidly changing technology, competition, downward pricing pressures and allocations of product among different distribution channels, the effects of routine price degradation over time in each of the Company's product lines, varying customer demand for the Company's products, supply and manufacturing constraints and costs, the Company's dependence on outside suppliers for components and certain manufacturing services, changes in plans, programs or expenses for research, development, sales or marketing, the Company's ability to build and maintain adequate staff infrastructures in the areas of product development, sales and marketing, finance, accounting and administration, supplier disputes, customer warranty claims, general economic conditions, and the other risks and uncertainties described from time to time in the Company's public announcements and SEC filings, including without limitation the Company's Forms 8-k, 10-QSB, and 10-KSB respectably.
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any written or oral forward-looking statement that may be made from time to time by or on behalf of the Company.

The information contained in this Quarterly Report is not a complete description of the Company's business or the risk associated with an investment in the Company. More complete discussions can be found in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net sales for the 1997 fiscal Second Quarter were $789,451 versus $1,273,489 for the 1996 fiscal Second Quarter. A decrease of 38 percent. The decrease is primarily due to increase in focus toward service contracts instead of hardware sales.

Cost of sales was $596,594 in the 1997 fiscal Second Quarter Versus $1,007,752 in the 1996 fiscal Second Quarter, a decrease of 41 percent. The decrease was the result of greater service sales effected in 1997 requiring less inventory cost.

The buildup in inventory at September 30, 1997 includes work in process for a Texas independent school district contract to be completed no later than November 30, 1997.

The Company's gross margin in the 1997 Second Quarter was 24% versus 21% in the 1996 fiscal Second Quarter, an increase of 3 percent. This increase was due to the higher service sales resulting in higher margins.

Selling general and administrative expenses increased to $687,821 in the 1997 fiscal Second Quarter from $471,851 in the 1996 fiscal Second Quarter, and increase to 46 percent. This increase is primarily due to additional management personnel salaries.

Six Months Ended September 30, 1997 Compared to Six Months Ended September
30, 1996.
Net sales for the 1997 six months ended September 30, 1997 were $2,019,235 versus $2,750,393 for the six months ended September 30, 1996. A decrease of 27 percent. The decrease is primarily due to the increased focus toward service contracts instead of hardware sales.

Cost of sales was $1,648,922 in the six months ended September 30, 1997 versus $1,996,177 in the six months ended September 30, 1996, a decrease of 17 percent. The decrease was the result of greater service sales effected in 1997.

The Company's gross margin in the six months ended September 30, 1997 was 18% versus 27% in the six months ended September 30, 1996, a decrease of 9 percent. This decrease was due to lower revenues.

Selling general and administrative expenses increased to $1,327,349 in the six months ended September 30, 1997 from $900,098 in the six months ended September 30, 1996, an increase of 47 percent. This increase is primarily due to additional management personnel and time expended by the Company on proposals for new contracts.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997, the Company had a working capital deficit of $1,263,481 compared to working capital of $972,610 at September 30, 1996. This increase in the Company's working capital deficit was primarily due to increase in borrowings and payables.

Net cash used by operating activities was $290,618 and $359,361 in the 1997 First Quarter and the 1996 First Quarter, respectively.

The Company received $470,000 in proceeds from outsiders in the form of bridge financing during the three months ended September 30, 1997. Additional funding of $215,750 was received through November 17,1997.

The company has financed its operations primarily through borrowings. As of September 30, 1997, the Company's sources of internal financing were limited. It is not expected that internal sources of liquidity will improve until net cash is provided by operating activities which is expected in early 1998, and until such time, the company will rely upon external sources for liquidity.

The Company has signed a letter of intent with an investment banking firm for $1,000,000 to be funded over the next 90 days and a debt offering of $3 to $5 million beginning on or before January 30, 1998.


                          PART II: Other Information

Item 2: Changes in Securities

On November 17, 1997 the Company completed the private placement (the "private Placement") of 400,000 shares of Series B Preferred Stock, par value $2 per share (the "Series B Preferred Stock"), all to "accredited investors" as that term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

The Company plans to use the proceeds from the sale of the Shares for working capital, repayment of indebtedness and hiring of new personnel for recently received new contracts. Based upon those contracts in place at November 15, 1997 and the successful completion of the private placement-funding, revenues for calendar 1998 should exceed $15,000,000.

The company is obligated under contract to issue up to 1,500,000 shares of common stock to employees and consultants.

Item 4: Submission of matters to a vote of the security holders

On September 26,1997, a special meeting of the security holders of the Company was held to change the name of the company to Micro-Media Solutions, Inc.

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

Signature                      Capacity                    Date


Jose G. Chavez           Chairman of the Board of        11/20/97
                          Directors and President

Mitchell Kettrick        Vice-President and Director     11/20/97


Stephen Hoelscher, CPA           Comptroller               11/20/97