Form 10QSB
period 1997-12-30
MICRO MEDIA SOLUTIONS INC
filed 1998-02-17
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                 FOR THE FISCAL QUARTER ENDED	DECEMBER 31, 1997

                     Commission File Number             0-8164

                           MICRO-MEDIA SOLUTIONS, INC.
                FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
               (Exact name of registrant as specified in charter)

	UTAH	                                              87-0280886
State or other jurisdiction of	                        (IRS Employer I.D. No.)
Incorporation or organization

501 Waller St., Austin, Texas	                                78702
(Address of principal executive offices)

Issuer's telephone number, including area code	(512) 476-6925

Securities registered pursuant to section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
	None	                                               N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class			Name of each exchange on which registered
Common Stock, 						None
Par Value  $.10

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  (  ) No  (X)    (2)  Yes (X)  No  (  )

Number of shares of common stock outstanding at December 31, 1997:  10,764,733




Part I: Financial Information Item 1: Financial Statements

Index to Financial Statements


					    Page

Balance Sheets                                3

Statements of Operation                       5

Statements of Stockholders' Equity            6

Statements of Cash Flows                      7

Notes to Financial Statement                  8


                          MICRO-MEDIA SOLUTIONS, INC.
                FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                          Consolidated Balance Sheets

ASSETS








                                            December 31        March 31
                                              1997               1997
                                           (unaudited)        (audited)
Current Assets

     Cash and Cash Equivalents          $     19,696             6,840
     Accounts Receivable - Trade             576,852         1,383,207
     Inventory                               346,521           181,060
     Other Receivables - Advances            159,905           127,971
          Total Current Assets             1,102,974         1,699,078


Property, Plant and
     Equipment (at cost) - Net               691,881           723,783

Other Assets
     Goodwill                                707,521           751,329
     Deposits                                 15,000            17,430
     Long Term Notes Receivable              434,796           476,914
          Total Other Assets               1,157,317         1,245,673

Total Assets                           $   2,952,172         3,668,534
















The accompanying notes are an integral part of these financial statements.

                          MICRO-MEDIA SOLUTIONS, INC.
                FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS EQUITY


                                          December 31        March 31
                                             1997               1997
                                          (unaudited)         (audited)

Current Liabilities
     Payroll Taxes Payable             $       2,054     $      51,637
     Accounts Payable - Trade                651,712           869,198
     Bank Line of Credit                     204,765           724,890
     Other Accrued Expenses                   24,000           203,971
     Current Portion - Obligation
                 Under Capital Leases         52,921            52,921
     Current Portion - Long Term Debt        160,060           160,060
          Total Current Liabilities        1,095,512         2,062,677

Long Term Notes
     Notes Payable                           403,840           495,882
     Obligations Under Capital
       Leases for Equipment                   70,078           153,975
     Senior Convertible Notes                371,000
     Other Long Term Liabilities             685,450            25,000
          Total Long Term Notes            1,530,368           674,857

Stockholders Equity
   Preferred Stock, Series B, $5.30
     stated value; Authorized
     10,000,000 shares 420,000
     issued & outstanding                    840,000               -
   Common Stock at $.10 par value;
     Authorized 50,000,000 common shares
     10,764,733 issued & outstanding       1,076,473         1,076,473
   Additional paid-in capital              6,986,652         5,600,652
   Accumulated Deficit                    (8,576,833)       (5,746,125)

          Total Stockholders Equity          326,292           931,000

TOTAL LIABILITIES AND STOCKHOLDERS
                               EQUITY    $ 2,952,172     $   3,668,534










The accompanying notes are an integral part of these financial statements.

                          MICRO-MEDIA SOLUTIONS, INC.
                FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                     Consolidated Statements of Operation
                                  (UNAUDITED)


                             For the Nine Months      For the Three Months
                             Ended December 31      Ended December 31
                             1997          1996      1997         1996

Net Revenues             $2,050,746   $3,861,502      $720,261   $1,111,109

Cost of Goods Sold        1,643,949    2,734,380       582,621      738,203

Gross Margin                406,797    1,127,122       137,640      372,906

Selling, General
and Administrative        2,573,293    1,330,097       686,953      429,999

Operating (Loss)         (2,166,496)    (202,975)     (549,313)     (57,093)

Other Income (Expense)     (664,212)     (33,385)     (515,271)      66,508

Net Income/(Loss)       $(2,830,708)   $(236,360)  $(1,064,584)    $  9,415

Earnings Per Share:
 On Common Stock and
 Common Equivalent
   Shares                     (.220)       (.019)        (.083)        .001

 On a Fully Diluted
 Shares Basis                 (.184)       (.016)        (.069)        .001





















The accompanying notes are an integral part of these financial statements.

                          MICRO-MEDIA SOLUTIONS, INC.
                FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
               Consolidated Statements of Stockholders' Equity
                 For the Year Ended March 31, 1997 (Audited)
             and Nine Months Ended December 31, 1997 (Unaudited)




 ..                      Preferred Stock       Common Stock      Additional   Accumulated     Treasury
                        Shares     Amount    Shares    Amount     Paid In     Deficit        Stock    Total
                                                                  Capital
                        ______     ______   _________ ________    ________    _________      _______  _______

Balance
March 31, 1996          39,473    $78,946    418,733  $  41,873    $4,801,107  $(5,546,995) $(1,000) $(626,069)


Common stock
Issued in exchange
for preferred shares
at approximately
$3.95 per share        (39,473)   (78,946)    20,000      2,000        76,946          -         -        -

Common stock
issued for services

under S-8                -          -        500,000     50,000           -            -         -      50,000

Common stock
issued for debt
of approximately
$17,58 per share         -          -        516,000     51,600       722,599         -          -      774,199

Common stock
issued for
acquisition of
Micro-Media
Solutions, Inc.          -          -      9,310,000    931,000                                         931,000

Cancellation of
Treasury Stock                                                                                 1,000      1,000

Net Loss for the
year ended
March 31, 1997           -          -          -          -              -        (199,130)       -    (199,130)

Balance
March 31, 1997           -          -     10,764,733  1,076,473     5,600,652   (5,746,125)       -     931,000


Series B, $5.30
Stated Value
Preferred Stock
Issued in Private
Placement              420,000    840,000                           1,386,000                           2,226,000

Net loss for
the Nine months
ended December
31, 1997                 -          -          -             -         -        (2,830,708)        -   (2,830,708)

Balance
December 31, 1997      420,000   $840,000 10,764,733 $1,076,473    $6,986,652  $(8,576,833)$       -  $   326,292











































  The accompanying notes are an integral part of these financial statements.

                          MICRO-MEDIA SOLUTIONS, INC.
                FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                     Consolidated Statements of Cash Flow
                    For the Nine Months Ended December 31
                              (UNAUDITED)

                                           1997                1996
Cash Flows from Operating
                   Activities:
     Net Income (Loss)               $ (2,830,708)     $   (236,360)
     Adjustments to reconcile
        net loss to net cash,
        provided by operating
        activities:
          Amortization and
          Depreciation expense            148,587            86,096
          Change in accounts
                    receivable            806,355          (224,423)
          Change in inventory            (165,461)          270,519
          Change in accounts payable     (217,486)          120,429
          Change in accrued and
                    other liabilities    (229,554)           24,795
     Net Cash Provided by (Used by)
                Operating Activities   (2,488,267)           41,056

Cash Flows from Investment Activities:
          Investment in property
                    & equipment           (72,877)         (367,270)
          Change in other assets           12,614          (428,082)
     Net Cash Provided by (Used by)
                Investing Activities      (60,263)         (795,352)


Cash Flows from Financing Activities:
          Net change in Line of Credit   (520,125)          275,000
          Increase of long term debt      253,958           493,037
          Increase in Other long term
Liabilities             685,450              -
          Change in capital lease
                  obligations             (83,897)             -
          Proceeds from issuance of
Preferred Stock       2,226,000              -
     Net Cash Provided by (Used by)
                Financing Activities    2,561,386           768,037

     Net Increase (Decrease) in Cash       12,856            13,741

Cash at Beginning of Period                 6,840             9,104
Cash at End of Period                  $   19,696       $    22,845






The accompanying notes are an integral part of these financial statements.

                       MICRO-MEDIA SOLUTIONS, INC.
              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1997
                               (unaudited)

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

Nature of Business and Organization
  MICRO-MEDIA SOLUTIONS, INC. formerly MOUNTAIN STATES RESOURCES CORPORATION
(MSRC), (the "Company") was organized under the laws of the State of Utah on April 15, 1969. On June 23, 1997 MSRC entered into a reverse merger Agreement (the "Merger") and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. in which MSRC acquired 100% of the common stock of MSI. As part of the Merger, MSRC changed its name to Micro-Media Solutions, Inc. (MSI) on September 29, 1997. The name change was approved by the stockholders. The transaction was accounted for as a purchase.

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

                        MICRO-MEDIA SOLUTIONS, INC.
              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997
                               (Continued)


Cash and Cash Equivalents
  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loss/Earnings Per Common Share Calculation
  The loss/earnings on Common and Common Equivalent shares is computed on the basis of the weighted average number of Common shares and Common Equivalent shares outstanding during the period (12,895,845 shares).
The Preferred Series B stock which is initially convertible into 10 Common Shares is included in this calculation. The weighted average number of common shares does not include 300,000 shares of common stock that is subject to transfer between holders. The Company may be obligated to issue additional shares equivalent in amount in the future if agreement is not reached regarding the transfer of such shares. The weighted average number of common shares does not include 70,000 shares of Series B Stock and 10,268 Common shares to be issued to the holders of the Senior Convertible Debt effective December 31, 1997. The computation for Fully Diluted Basis Loss/Earnings
Per Share is calculated using the weighted average number of Common and Common Equivalent shares and assumed conversion of Common Stock Warrants issued to holders of the Preferred Series B Stock (except for 420,000 warrants to be issued to the holders of the Senior Convertible Debt effective December 31, 1997) (15,415,845 shares). All historical per share data has been restated to reflect stock splits and the effect of the merger transaction of Micro-Media Solutions, Inc.

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

                        MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997
                              (Continued)



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


NOTE 2.  SHORT-TERM BORROWINGS.

The Company has two outstanding promissory notes in the total amount of $200,000 payable to a third party. These notes bear interest at a rate of 20% per anum. The Company has refused to make payment on theses notes due to a number of disputes among the Company, the third party, and a former consultant to the Company. The third party filed suit against the Company to enforce the notes. The Company filed an answer and denies liability. The Company also filed a separate lawsuit against both the third party and the former consultant in connection with the global dispute among the parties. The Company intends to defend vigorously the third party's claim under the notes and to pursue vigorously its own claims against the third party and the former consultant.

The Company had a secured credit agreement with Bank One providing for borrowings of up to $725,000, based on the amount of the Company's eligible receivables. As of December 31, 1997 the Company owed $205,000 on the line of credit. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios.

The credit agreement matured on August 18, 1997 and Bank One notified the Company that they would not renew the credit line. The Company has working agreements with two other banking institutions.

NOTE 3.  CAPITAL TRANSACTIONS

On November 18, 1997, the Company received gross proceeds of $2,120,000 from the Private Placement (Phase I) of 400,000 shares of Series B, 5% Cumulative Convertible Non-Voting Preferred Stock, Stated value $5.30 per share. The Company issued 20,000 shares of the Series B Preferred Stock as agreed for payment of commission fees of the Private Placement (Phase I). Each share of Preferred B stock is initially convertible into ten shares of the Company's Common Stock. Each Preferred B share was issued six Class A Warrants exercisable for a two year period beginning January 31 1998. The exercise price for each warrant is $1.50 per share and will entitle the holder to one share of the Company's Common Stock. Total expenses of the Private Placement including broker fees,commissions, and legal and accounting expenses totaled $408,000.

                       MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997
                              (Continued)



The Company received $371,000 in October 1997 from two individuals under Senior Convertible Debt (the "Senior Convertible Debt") secured by common stock.

NOTE 4.  SUBSEQUENT EVENTS

On February 4, 1998, the Company received $1,000,000 completing the Private Placement (Phase II) of 94,340 shares of Series C, 6% Cumulative Convertible Non-Voting Preferred Stock for a purchase price of 10.60 per share. The Company issued 4,717 shares of Series C, 6% Cumulative Convertible Non-Voting Preferred Stock as agreed for payment of commission fees of the Private Placement (Phase II). Each share of Preferred C stock is initially convertible into ten shares of the Company's Common Stock. Total expense of the Private Placement including broker fees, commissions, and legal and accounting fees totaled $180,000.

The holders of the Senior Convertible Debt have requested conversion of the debt into 420,000 Class A Warrants and 70,000 shares of Series B, 5% Cumulative Convertible Non-Voting Preferred Stock, Stated value $5.30 per share. The
Class A Warrants will be exercisable at a price of $0.795 per share. Accrued interest on the Senior Convertible Debt will be paid through the issuance of 10,286 shares of Common Stock. The Company is in the process of fulfilling the request to be effective December 31, 1997.


On February 5, 1998, the Company arranged for a line of credit in the amount of $750,000 from Compass Bank. This credit facility is secured by deposits at Compass Bank. An additional line of credit in the amount of $500,000 is being requested and will be secured by receivables.

NOTE 5.  CONTINGENCIES AND LEGAL MATTERS

MSI is engaged in various litigation and has a number of unresolved claims pending. While the amounts claimed are not material and the ultimate liability in respect to such litigation and claims cannot be determined at this time, MSI is of the opinion that such liability is not to be of material importance in relation to its accounts.

NOTE 6.  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $1,065,000 and as of that date, the Company's current assets exceeded its current liabilities by $7,000. At December 31, 1997, the Company owes accounts payable with dates due in excess of ninety (90)days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability
                       MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997
                              (Continued)


of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund the expenses related to operations and capital improvements. The Company received a net $2,189,000 from capital transactions during the quarter ending December 31, 1997. An additional net $870,000 has been received in the first quarter of 1998. The Company has signed a letter of intent for up to an additional $ 5,000,000 under a debt instrument to be receive no later than April 30, 1998. In addition, the

Company plans a secondary offering during fiscal calendar 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a gong concern.


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


RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

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

The decrease in inventory at December 31, 1997 includes a decrease in work in process for a Texas independent school district contract that was completed December 1997.

The Company's gross margin in the 1997 Third Quarter was 24% versus 21% in the 1996 fiscal Third Quarter, an increase of 3 percent. This increase was due to the higher service sales resulting in higher margins.

Selling general and administrative expenses increased to $687,821 in the 1997 fiscal Third Quarter from $471,851 in the 1996 fiscal Third Quarter, and increase to 46 percent. This increase is primarily due to additional management personnel salaries.

Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996.

Net sales for the 1997 Nine months ended December 31, 1997 were $2,019,235 versus $2,750,393 for the Nine months ended December 31, 1996. A decrease of 27 percent. The decrease is primarily due to the increased focus toward service contracts instead of hardware sales.

Cost of sales was $1,648,922 in the Nine months ended December 31, 1997 versus $1,996,177 in the Nine months ended December 31, 1996, a decrease of 17 percent. The decrease was the result of greater service sales effected in 1997.

The Company's gross margin in the Nine months ended December 31, 1997 was 18% versus 27% in the Nine months ended December 31, 1996, a decrease of 9 percent. This decrease was due to lower revenues.



Selling general and administrative expenses increased to $1,327,349 in the Nine months ended December 31, 1997 from $900,098 in the Nine months ended December 31, 1996, an increase of 47 percent. This increase is primarily due to additional management personnel and time expended by the Company on proposals for new contracts.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a working capital of $7,462 compared to working capital deficit of $363,599 at December 31, 1996. This increase in the Company's working capital was primarily due to decrease in borrowings and payables.

The Company received $3,282,450 in proceeds from outsiders in the form of a private placement, bridge financing and issuing senior convertible debt during the three months ended December 31, 1997. Additional funding of $870,000 was received through February 4, 1998.

The company has financed its operations primarily through borrowings. As of December 31, 1997, the Company's sources of internal financing were limited.
It is not expected that internal sources of liquidity will improve until net cash is provided by operating activities which is expected in early 1998, and until such time, the company will rely upon external sources for liquidity.

The Company has signed a letter of intent with an investment banking firm for a debt offering of $3 to $5 million beginning on or before April 30, 1998.


                          PART II: Other Information

Item 2: Changes in Securities

On November 17, 1997, the Company completed the private placement (Phase I) (The "private Placement") of 420,000 shares of Series B Preferred Stock, Stated Value $5.30 per share (the "Series B Preferred Stock"), all to "accredited Investors" as that term is defined in rule 501(a) of Regulation D Promulgated under the Securities Act of 1933, as amended.

On February 4, 1998, the Company completed the private placement of 99,057 Shares of Series C, 6% Cumulative Convertible Non-Voting Preferred Stock, all to "accredited investors" as that term is defined in rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended.

The Company plans to use the proceeds from the sale of the Shares for working capital, repayment of indebtedness and hiring of new personnel for recently received new contracts. Based upon those contracts in place at December 31, 1997 and the successful completion of the private placement-funding, revenues for fiscal year 1999 should exceed $15,000,000.

The company is obligated to issue up to 1,500,000 shares of common stock to employees and consultants.

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

In January 1998, the Company's management made arrangements to replaced Salazar & Associates, Austin, Texas, as its principal accountant with Ernst & Young LLP, Austin, Texas. The retention of Ernst & Young, LLP as principal auditors will be ratified at the next meeting of the Board of Directors.

The report of Salazar & Associates on the Company's financial statements for the fiscal year ended March 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, nor was such opinion qualified or modified as to certainty, audit scope, or accounting principles. During the Company's most recent fiscal year and subsequent interim periods preceding the replacement of Salazar & Associates, the Company had no disagreements with Salazar & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Company's most recent fiscal year and subsequent interim periods preceding the retention of Ernst & Young, neither the Company nor anyone on the Company's behalf, consulted Salazar & Associates regarding any matter.

The Company has retained the firm of Novokov, Davidson & Flynn, Dallas, Texas as corporate legal counsel to represent the Company in all matters except for items relating to the private placement. The firm of Vial, Hamilton, Koch & Knox represents the Company in the private placement.

The Company is now listed on Standard & Poor's Market Access Service as of December 1997 which prominently displays the investment merit of over the counter (OTC) bulletin board companies in some of the most widely distributed information vehicles in the financial and investment communities.



PR Newswire has been selected as the firm for dissemination of news releases. PR Newswire is the world's leader in the electronic distribution of full
Text corporate, association, and institutional news releases to the media and financial community



The Board of Directors at its February meeting will be adding two new members to the board as required by the private placement agreement.

Ernesto M Chavarria, President of ITBR, Inc. has 25 years experience in international business development.

Blandida Cardenas, Associate Professor at LBJ Institute, University of Texas, Former Commissioner of United States Commission of Civil Rights and Former Director Of Office of Minorities in Higher Education.

The Company has entered into Employment agreements with its senior executive officers for a period ending on March 31, 2001 subject to two(2) one year extensions. These agreements grant the executives stock options to purchase an aggregate of 150,000 shares at a price ranging from $1.50 to $2.25 per share. These agreements also included specific bonus plans based on performance, revenues and common stock value.



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

Signature                      Capacity                    Date


Jose G. Chavez           Chairman of the Board of
                          Directors and President

Mitchell Kettrick        Vice-President and Director


Stephen Hoelscher, CPA           Comptroller

1

2