Form 10KSB/A
period 1997-03-31
MICRO MEDIA SOLUTIONS INC
filed 1998-06-23
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF
1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED MARCH 31, 1997

			Commission File Number		0-8164

		MOUNTAIN STATES RESOURCES CORPORATION
		(Exact name of registrant as specified in charter)
	UTAH				              87-0280886
 State or other jurisdiction of	(IRS Employer I.D. No.)
 Incorporation or organization
501 Waller St., Austin, Texas				78702
(Address of principal executive offices)

Issuer's telephone number, including area code	(512)476-6925

Securities registered pursuant to section 12(b) of the Act:

Title of each class			Name of each exchange
                                     on which registered
	None							N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class			Name of each exchange
                                     on which registered
Common Stock, 						None
Par Value  $.10

Check whether the Issuer (1) filed all reports required
to be filed by section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period that the registrant was required to file such report(s),and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  (  ) No  (X)    (2)  Yes (X)  No  (  )
Check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.	(  )

State issuer's revenues for its most recent fiscal year:
$ 4,665,802

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

All of these developments described above involve making a series of trade-offs'. The products that offer the most bandwidth and the most sophisticated features are the most expensive and often are not compatible with the existing infrastructure.

Internet Market. The internet market shares information and related services among millions of people around the world. The internet opens up the possibility of redefining the desktop paradigm into one that uses more affordable, easier use, and easier maintain platforms.
Bulky PCs will be replaced with a new type of desktop computer, the Network Computer that is designed specifically for use with the Internet and corporate
Intranets. Latest surveys estimate that over 20 million individuals are currently using the Internet. Most organizations have either implemented or are planning to implement Internet (INET) applications. At least 60% of U.S. consumers have not bought a home PC.

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

Item 2.  Properties

MSI's principal administrative, marketing, manufacturing and research and development operations are located in a 36,000 square foot building in Austin, Texas. These facilities are occupied under a lease which expires November 2001. The annual gross rent for these facilities currently approximates $95,000. The Company believes that its existing facilities are adequate for its present requirements. The Company's field sales and service offices consist of leased office space totaling approximately 1,000 square feet under and office sharing arragement with a customer in exchange for services.
Current aggregate gross rents were insignificant for 1997.

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

PART II

Item 5.  Market for Registrant's Common Equity and
Related Stockholder Matters

These prices are believed to be representative of inter-
dealer quotations without retail markup, markdown or
commissions, but may not represent actual transactions.
There can be no assurance that a public market for the
Registrant's common stock will be sustained in the
future.
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

Item 6.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion addresses the Company's results of operations forthe years ended March 31, 1997 and 1996, as well as liquidity and capital resources as of March 31, 1997.

As a result of the acquisition of Micro-Media Solutions, Inc. on June 23, 1997, the financial condition of the Registrant changed dramatically. The acquisition was accounted for as a recapitalization and resulted in a significant change in the business of the Registrant.
The Registrant considers its results to be comparative for the purposes of this discussion and analysis.

MSI's past operating results have been, and its future operating results may be, subject to seasonality and other fluctuations, on a quarterly and an annual basis, as a result of a wide variety of factors, including, but not limited to, critical component availability, the timing of new product introductions by MSI and its competitors, fluctuating market pricing for computer and semiconductor memory products, industry competition, fluctuating component costs, inventory obsolescence, seasonal cycles common in the computer industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, manufacturing and production constraints, changes in product mix and the timing of orders from and shipments to OEM customers. As a result, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

Results of Operations

Year Ended March 31, 1997 Compared to March 31, 1996

Revenues decreased $ 76,357 or 1.6% from 1996 to 1997.
The decrease was a result of normal business activity and is not attributed to any particular item or event.

Cost of goods sold decreased $ 152,677 or 4.4% from 1996 to 1997. This resulted from efforts to increase margins on sales by improving relationships with vendors that offer discounts on inventory purchases and focusing on finding competitive pricing for inventory purchases.




Selling, general, and administrative expenses increased substantially for theyear ended March 31, 1997 as compared to the year ended March 31, 1996 primarily due to the increase of statewide employees and related personnel costs. Management anticipates a slight increase in selling, general, and administrative expenses in the immediate future.

Liquidity and Capital Resources

During the twelve months ended March 31, 1997, working capital decreased $691,000 from the prior year as a result of increased borrowings, new debt,and failure by Management to complete restructuring arrangements with various financial institutions. During this period the Company's accounts payable increased $178,000 or 33%.

At the present time, the Registrant is more than thirty
(30) days past due onthe majority of its accounts payable. If the Registrant's financing efforts are not successful in the immediate term, Management cannot reasonably predict the outlook for continuing operations. Management intends to devote material effort toward satisfying the immediate need for working capital. Management has received a letter of commitment from a private financing source for $3,000,000 of equity and debt.

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

PART III

Item 9.   Directors and Executive Officers of the
Registrant

The executive officers, key employees and directors of the Registrant and their ages and positions with the Registrant or its subsidiaries are as follows:

Name\                 Age    Position
Period from
which served

Jose G. Chavez        46     Chairman of the Board
June 23, 1997                of Directors and President

Mitchell C. Kettrick  30     Vice-President and
June 23, 1997                Director

George Villalva       61     Vice-President and
June 23, 1997                Director

Frank Rodriguez       46     Chief Financial and
June 23, 1997                Accounting Officer

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

Mitchell C. Kettrick, Vice-President of Technical
Operations has over 6 yearsexperience in manufacturing, test diagnostics, and networking. As co-founder of MSI in 1993, and MSI's Chief Technology Officer, he oversees technical services, system design, and information services. Previously, he was manager for quality assurance for Hart Distributions Services during 1992, and manufacturing systems test manager for Compuadd Corporation from 1987 to 1991. Mr. Kettrick holds an Associate of Applied Science 1992. in Computer Technology from TSTC.

George Villalva, Vice-President of Operations, is a registered architect and has designed and planned many projects of distinguished value. As Vice-President of Operations since 1993, he oversees day to day operations and MSI's building expansion and space planning. He carries out important strategic marketing tasks for MSI with public and private sector clients. Mr. Villalva has been in private practice for 25 years and devotes 50% of is time to the Company.

Frank Rodriguez, Director of Finance and Corporate
Development since 1995, has over 20 years of financial planning and market development experience in the public and private sectors, most recently serving as Director of Consumer Services and Economic Development for Pedernales
Electric Cooperative from 1988 to 1995. Mr. Rodriguez has served in upper levels of City and State government as an Assistant City Manager, Budget Director, Finance Director, and Treasurer. In the private sector, he has served as a finacial advisor to business with specialties in finacial planning and market development. Hehas worked in diverse industries such as in electric utility, real estate, housing, and computer tecnology businesses. Mr. Rodriguez holds a Business degree for O.L.L.U., San Antonio, Texas.

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

Item 10.  Executive Compensation
Summary Compensation Table

                              Annual Compensation
Payouts
(a)      (b)      (c)      (d)      (e)
Name and
Principal  Year  Salary  Bonus     Other
Position                           Annual
                                   Compen
                                  -sation
Jose G.    1997 $105,000 $-0-       $-0-
Chavez,    1996 $ 51,000 $34,000    $-0-
CEO &      1995 $ 87,000 $13,000    $-0-
President
  Long Term Compensation
(f)      (g)      (h)      (I)
-0-      -0-      -0-      -0-
-0-      -0-      -0-      -0-
-0-      -0-      -0-      -0-

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

Name and Address of  Common Stock (1) Percent of Class (1)
Beneficial Owner
Jose G. Chavez       7,125,000            66.18%
Mitchell C. Kettrick 1,425,000            13.24%
George Villalva        475,000             4.41%

All Directors and
Officers as a Group  9,025,000            83.83%
(3 persons)
________

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

Name of       Prima           Quality           Salas
Stock-     Development &   Communications,    Concessions
holder   Construction, Inc.     Inc.             Inc.

                            (Percentage of Ownership)
Jose G. Chavez   26              28               33

Frank Rodriguez  15               5                -

Andrew Ramirez   26              27               35

George Villalva  15               5                4

Mitchell C.      18              10               13
Kettrick

Bruce Funderburk --              20               --

Laurel Funderburk--               5               --

Tammie Delaney   --              --               15
                100             100              100

The Registrant's officers and directors serve as officers directors and advisors on an as needed basis and total involvement is minimal.

Item 13.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

Exhibits
Exhibit    Description                 Location

3A         Articles of Incorporation   Incorporated by
           and Bylaws                  reference to Exhibit
                                       No. 3 to the
                                       Registrant's
                                       Registration
                                       Statement
                                       (#33-24265-LA)

3B         Amended Articles of         Incorporated by
           Incorporation               reference to Exhibit
                                       No. 2B of
                                       Registrant's Form
                                       8-A Registration
                                       Statement
                                       (File #0-20760)



4          Specimen of Securities      Incorporated by
                                       reference to Exhibit
                                       Nos. 1A and 1B of
                                       Registrant's Form
                                       8-A Registration
                                       Statement
                                       (File #0-20760)

10A       Agreement and Plan of        Incorporated by
          Reorganization               reference to Form
                                       8-K dated
                                       August 12, 1992

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












Salazar & Associates
CERTIFIED PUBLIC ACCOUNTANTS
Jose Salazar, CPA 	   Frances Ortiz-Salazar, CPA


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Mountain States Resources
Corporation

We have audited the accompanying consolidated balance sheet of Mountain States Resources Corporation and subsidiary (the "Company") at March 31, 1997 and the related consolidated statements of operations and cash flows for the year ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mountain States
Resources Corporation and subsidiary as of March 31, 1997, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters is presented in Note 10 of this financial statement.







As more fully described in Note 11 and 12, subsequent to the issuance of the Company's March 31, 1997 financial statements and our report thereon dated June 22, 1997, we became aware that those financial statements did not reflect certain adjustments as described in Notes 11 and 12. In our original report we expressed an unqualified opinion on the March 31, 1997 financial statement as described in paragraph four above, and our opinion on the revised statements, as expressed herein, remains unqualified with respect to paragraph four above.





Salazar and Associates,
Austin, Texas
June 22, 1997, except as to the fifth paragraph above and Notes 11 and 12, which are as of June 10, 1998






































MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARY
Consolidated Balance Sheet
March 31, 1997

ASSETS

	Current Assets
	 Cash and Cash Equivalents	           $    18,112
	 Accounts Receivable - Trade              983,352
	 Inventory (Note 2)                       181,060
	 Other Receivables - Advances (Note 3)    127,971
	           Total Current Assets    	    1,310,495

	Property, Plant, and Equipment (Note 4)   784,039

      Long Term Notes Receivable (Note 5)		419,774
	TOTAL ASSETS                          $ 2,514,308


LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
	     Accounts Payable - Trade	        $   875,734
	     Bank Line of Credit (Note 6)	        725,000
	     Other Accrued Expenses	              113,185
	     Current Maturities of
          Long-term Debt	(Note 7)          174,026
	     Current Portion of Obligations
          Under Capital Leases (Note 8)     41,097
	          Total Current Liabilities     1,929,042

	Long Term Liabilities
    	     Notes Payable (Note 7)           506,806
	     Obligations under
          Capital Leases (Note 8)          182,044
	          Total Long Term Notes    	      688,850

	Stockholders Equity
	     Preferred stock at $2 par value;
	       Authorized 10,000,000 shares;
             no shares issued or outstanding
	     Common stock at $.10 par value;
	       Authorized 50,000,000 shares;
	       10,764,733 shares issued and
          outstanding                    1,076,473
	     Discount of Paid-in capital	      (1,046,058)
	     Accumulated Deficit	              (  133,999)

      Total Stockholders Deficit        (  103,584)

     TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY             $ 2,514,308




The accompanying notes are an integral part of these financial statements.

MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operation
For the Twelve Months Ended March 31







                                       1997      1996

Net Revenues     	                $ 4,665,802 $ 4,742,159

Cost of Goods Sold                  3,306,490   3,459,167

Gross Margin                        1,359,312   1,282,992

Selling, General and Administrative 1,839,493     920,873

Operating Income (Loss)	           (  480,181)    362,119

Other Income (Expense)             (    2,204)    (81,417)

Net Income (Loss)                $ (  482,385) $  280,702

Earnings (Loss) Per Share        $       (.05) $      .03

Weighted average number of shares
outstanding used in earnings (loss) per-
shares calculation.                10,026,400  	9,784,733























The accompanying notes are an integral part of these financial Statements.
MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1997 and 1996



                               Additional    Accum-
              Common Stock    (Discount on)  lated
             Shares   Amount Paid in capital Deficit Total
Balance
3/31/96   9,784,733   978,473 (1,046,058)  348,386  280,801

Common stock
Issued for
services    480,000    48,000                        48,000

Common stock
issued for services
under S-8   500,000    50,000                        50,000

Net Loss for the
year ended
3/31/97                                   (482,385)(482,385)


Balance
3/31/97  10,764,733 1,076,473 (1,046,058) (133,999)(103,584)




























The accompanying notes are an integral part of these financial Statements.
MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flow
For the years ended March 31


                                       1997        1996

Cash Flows from Operating Activities:
  Net Income (loss)              $  (482,385)   $ 280,702
Adjustments to reconcile net income
  To net cash, provided by
    operating activities:
      Depreciation expense           116,628	   58,126
      Change in accounts receivable	(165,619)    (810,224)
      Change in inventory	           189,040     (362,645)
      Change in accounts Payable	    351,644      524,090
      Change in accrued expenses     395,989       63,008
  Net Cash provided by (Used by)
    Operating Activities             405,297     (246,943)

Cash Flows from Investment Activities:
  Investment in
    property & equipment            (632,900)    (297,394)
  Investment in other assets        ( 19,370)     (15,390)
  Issuance of loans                 (398,331)    (149,413)
  Net Cash provided by (Used by)
    Investing Activities          (1,050,601)    (462,197)

Cash Flows from Financing Activities:
  Borrowings of long term debt(net)  501,301      665,160
  Change in capital lease
    obligations(net)                 160,565
  Change in other
    long term liabilities             41,667
  Net Cash provided by (Used by)
    Financing Activities             661,867      706,827

Net Increase (Decrease) in Cash       16,563       (2,313)

Cash at Beginning of Period            1,549        3,832

Cash at End of Period            $    18,112    $   1,519













The accompanying notes are an integral part of these financial statements.
MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS
MARCH 31, 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization
Mountain States Resources Corporation (MSRC), (the
"Company") was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations in April 15, 1969 as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting
Standards #7. Since then, MSRC has actively sought new business opportunities. On June 23, 1997 MSRC entered into a reverse merger agreement and plan of reorganization with the shareholders of Micro Media Solutions, Inc. (MSI) in which MSRC acquired 100% of the common stock of MSI. As part of the reorganization, MSRC plans to change its name to Micro Media Solutions, Inc. The transaction was accounted for as a recapitalization as described in Note 11 to the financial statements.

MSI is an Austin, Texas-based, technology corporation formed to provide Computer hardware, software programming, system support, maintenance, media duplication, and kitting to the public and private sectors. MSI is a business solutions technology integrator with infrastructure design and implementation services. MSI's computer networking services includes system integration and local and wide-area networks. MSI is HUB certified to do business with state and corporate clients.

Principles of Consolidation
The consolidated financial statements for 1997 and 1996 include the accounts and transactions of MSRC and MSI.
All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSRC, however, did not have any material balance sheet accounts or account balances, with the exception of a net operating loss of $5.7 million which was eliminated in the recapitalization. The significant account balances were MSI's.

Cash and Cash Equivalents
The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company provides an allowance for uncollectable receivables when it determined that collection is doubtful.
A reserve for uncollectable Receivables is provided and uncollectable accounts are written off when such a determination is made.Property, Plant, and Equipment

MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

Property, Plant & Equipment
Property, plant and equipment are stated at cost.
Depreciation is provided over the estimated useful lives of five to ten years using the straight -line method of depreciation. Renewals and betterment are capitalized when incurred. Costs of maintenance and repairs that do not improve or extend asset lives are charged to expense.

Revenue Recognition
For financial reporting purposes, revenues are recognized in the accounting period that corresponds with the performance of the service to the customer. The related costs and expenses are recognized when incurred. Revenues are derived from local and state government contracts and local businesses.

Federal Income Tax
Deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations.

Earnings (loss) Per Share
The earnings (loss) per share are computed based on the weighted average number of shares outstanding during the year. All historical per share data has been restated to reflect stock splits and the effect of the merger transaction of Micro Media Solutions, Inc. and recapitalization.
Use of Estimates and Certain Concentrations
Management of the Company has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Although actual results could differ from those estimates, Management believes its estimates are reasonable. Certain components, subassemblies and software included in the Company's computer systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon its suppliers' abilities to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the computer industry. The Company's reliance on a limited number of suppliers involves several risks, including the MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.

Financial Instruments
Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash.
The amounts reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of March 31, 1997.
The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

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

NOTE 2. INVENTORY

Inventories are valued at cost using the first-in first-out (FIFO) method. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers.

NOTE 3. OTHER RECEIVABLES

Other receivables include employee advances for travel and lodging in preparation and set up of projects across the state.







MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

NOTE 4. PROPERTY PLANT AND EQUIPMENT

A summary of the Company's investment in property, plant and equipment at March 31, 1997 is as follows:

Equipment, furniture and fixtures     	$ 805,759
Leasehold Improvements	                  177,077
		                                       982,836
Less Accumulated Depreciation            198,797

Net Property Plant and Equipment      	$ 784,039

Depreciation charged against income for the years ended
March 31, 1997 and 1996 was $116,628 and $58,126
respectively.

NOTE 5. RELATED PARTY - NOTES RECEIVABLE - LONG TERM

As of March 31, 1997, the Company had advanced funds to the following Entities:

Prima Development and Construction, Inc.    $ 251,983
(1O% Note Receivable from a related party)

Quality Communications, Inc.                   84,394
(1O% Note Receivable from a related party)

Salas Concessions, Inc.                        83,397
(10% Note Receivable from a related party)

                TOTAL                       $ 419,774

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

An amendment to the loan agreement was executed on April
15, 1997 to incorporate funds advanced to MSI for the period January 1, 1997 through March 31, 1997. The principal amount of this loan is $66,983. Interest is due and payable monthly as it accrues, commencing on January
2, 1998 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $885.19.
The annual interest rate on the note is 10%.  Prima
MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

Development and Construction, Inc. Has the right to prepayment without penalties. The ownership of Prima
Development and Development, Inc. includes owners of MSI and other outside investors. The primary purpose of establishing Prima was to enable MSI to sub-contract critical services relevant to MSI's service mix. By setting up a company to exclusively provide support services for MSI reduces the overhead to MSI and avoids carrying expenses that vary seasonally such as outside fiber optic cabling and related construction. MSI contracts with Prima on a project to project basis.
Currently, Prima has under contract several projects.
This will provide the basis for the loan repayment to MSI.

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

The ownership of Quality Communications, Inc. (QCI) includes owners of MSI and other outside investors.
The primary purpose of establishing QCI was to enable
MSI's to sub-contract critical services relevant to MSI's service mix. By setting up a company to exclusively provide support services for MSI reduces the overhead to MSI and avoids carrying expenses. MSI contracts with QCI on a project to project basis. QCI has under contract several significant cabling projects that will provide funds for pay-off of MSI's loan.

Salas Concessions, Inc. (a food services corporation) -
The loan agreement is dated April 1, 1997. The principal amount of this loan is $83,397. Interest is due and payable monthly as it accrues, commencing on April 1O, 1997 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $1,766.86. The annual interest rate on the note is 10%. Salas Concessions, Inc.
has the right to prepayment without penalties.

This investment loan was extended when MSI was expanding.
Salas Concessions located at Robert Mueller Airport offered a unique opportunity to show MSI's point of sale and telecommunications services and equipment in a commercial environment. MSI also planned to use a $80,000
MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

carry-over loss write-off to offset MSI's 1995-1996 operating profits. Subsequently, MSI went into as statewide expansion and headquarter expansion that eliminated the need for taking over Salas Concession.

Salas Concessions entered an agreement to pay-off initial capital and operating expense for funds advanced by MSI.
The concessions are growing in by 6% annually and beginning to show profit; therefore, there is no risk to MSI's note.
NOTE 6.  SHORT - TERM BORROWINGS.

The Company has a secured credit agreement with Bank One providing for borrowings of up to $725,000 based on the amount of the Company's eligible receivables. As of March 31, 1997 the Company was eligible to borrow $725,000 pursuant to the agreement, and had borrowed the full amount. Under the agreement, the Company is subject to certain financial and other covenants including certain financial ratios.

NOTE 7. NOTES PAYABLE.
Long-term notes payable consists of the following amounts at March 31, 1997:

Austin Community Development Corporation,       $ 98,538
$ 100,000 Equipment loan dated May 29, 1996 secured by equipment and accounts receivable.
Loan requires interest payments at 9% for the first six months, principal and interest payments of $2,224.44 beginning in
February 1997.  Loan will mature over a
60 month period ending January 2002.

Austin Community Development Corporation,         79,554
$100,000 working capital loan dated
June 14, 1995 secured by equipment and
accounts receivable.  Loan is due in 48
monthly principal installments of $2,083.33 along with interest of 9% beginning in July 1996. Loan will mature in June 2000.

Neighborhood Commercial Management Program        54,407
$75,000 loan from City of Austin dated
June 8, 1995 secured by second lien
on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of $1,347.65 beginning
January 1996.  Interest rate of 0% until
December 1995, thereafter3% rate to maturity.
Loan will mature over a 60 month period
ending December 2000.

MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

Neighborhood Commercial Management Program     $ 250,000
$250,000 loan from City of Austin dated
July 15, 1996 secured by second lien one equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of $4,492.17 beginning January
1997. Interest rate of 0% until December 1996
Thereafter 3% rate to maturity.
Loan will mature over a 60 month
period ending December 2001.

Bank One $200,000 loan dated June 12, 1996       173,333
secured by a First lien equipment and leasehold improvements of the Company. Loan is due in 60 monthly principal installments of $3,333.33 along with interest equal to the Bank One, Texas base rate plus 2%. Loan will mature in June 2001.

Bank One $50,000 loan dated July 3, 1995          25,000
secured by a first lien equipment of the Company. Loan is due in 36 monthly principal installments of $1,388.88 along with interest equal to the Bank One, Texas base rate plus 2%.
Loan will mature in August 1998.

                                               $ 680,832

Following are maturities of long-term debt for each of the next five years:


                                  Amount
         1998                    174,026
         1999                    157,114
         2000                    153,054
         2001                    134,340
         2002                     62,298


The shareholders of MSI signed personal guarantees for all the notes.

Note 8. OBLIGATIONS UNDER CAPITAL LEASES

The Company is lessee of transportation and telephone equipment under capital leases expiring in various years through September 2001. The asset and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease
MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Following is a summary of property held under capital leases:

Transportation equipment           $ 210,321
Communication equipment               47,401

Minimum future lease payments under capital leases as of
March 31, 1997 for each of the next five years and in the
aggregate are:
              Year Ended March 31,     Amount
                      1998            $56,769
                      1999             56,769
                      2000             56,769
                      2001             72,006
                      2002                -0-
Total minimum lease payments          242,313
Less: Amount representing interest   ( 19,172)
                                     $223,141

NOTE 9. FEDERAL INCOME TAXES

Deferred tax liabilities and assets are determined based on differences Between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations, if any.

NOTE 10. GOING CONCERN

As shown in the consolidated financial statements, the Company has incurred a net loss in the current year of $482,385 and as of that date, the Company's current liabilities exceeded its current assets by $618,547. Also, the Company owes accounts payable with dates due in excess of thirty (30) days. These factors create an uncertainty about the Company's ability to continue as a going concern.
The ability of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund the expenses related to operations and capital improvements. The Company is currently negotiating with several investors to obtain an infusion of new capital.
In addition, the Company is continuing discussions with private investment groups, and plans a secondary offering in fiscal 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
MOUNTAIN STATES RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Continued)

NOTE 11. RECAPITALIZATION

On June 23, 1997, MSRC and MSI were combined in a reverse merger which has been treated as a recapitalization.
In a recapitalization MSI is treated as the acquirer of MSRC. Goodwill is not recorded in a recapitalization as the difference in the par value of the stock issued in MSRC and net assets of the acquirer is treated as a reduction of Paid in Capital. A reduction of Paid in Capital in excess of the account balance is treated as a "Discount on Paid in Capital"

NOTE 12. SUBSEQUENT ADJUSTMENTS

Subsequent to issuing the March 31, 1997 audited
financial statements and accompanying auditor's report
dated June 22, 1997, additional adjustments to the
financial statements were discovered.  The following
adjustments have been included in accompanying financial
statements:
                     Balance as              Balance After
                     Previously                Subsequent
                     Reported    Adjustments  Adjustments
Trade Receivables $ 1,383,207   $(399,855)   $  983,352

Property, Plant
  and Equipment       723,783	     60,256	      784,039

Goodwill              751,329    (751,329)          -0-

Long Term
  Notes Receivables   476,914	   ( 57,140)      419,774

Other Accrued
  Expenses            255,608	    142,423       113,185

Additional
  Paid in Capital   5,600,652  (5,600,652)          -0-

Discount on
  Paid in Capital         -0-  (1,046,058)   (1,046,058)

Accumulated Deficit
                   (5,746,125)  5,612,126    (  133,999)

All other
  Accounts, net                (   28,939)

Net Loss           (  199,130)(   283,255)   (  482,385)





SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date__06/21/98_________        By __/s/__Jose G Chavez
                                       Jose G. Chavez,
                                           President


	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                Capacity           Date

/s/ Jose G. Chavez
Jose G. Chavez        Chairman of the Board   06/21/98
                      Directors and President

/s/ Mitchell Kettrick
Mitchell Kettrick     Vice-President and
                      Director                06/21/98

/s/ Stephen Hoelscher
Stephen Hoelscher     Comptroller             06/21/98