Form 10KSB
period 1998-03-31
MICRO MEDIA SOLUTIONS INC
filed 1998-07-02
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED MARCH 31, 1998

Commission File Number 0-8164

MICRO-MEDIA SOLUTIONS, INC.
(herein referred to as "Registrant", "Company", or "MSI")
(Exact name of registrant as specified in charter)

UTAH  87-0280886
State or other jurisdiction of  (I.R.S. Employer I.D. No.)
Incorporation or organization

Address of principal executive offices) 501 Waller Street, Austin, Texas 78702

Issuer's telephone number, including area code (512) 476-
6925

Securities registered pursuant to section 12(b) of the Act:

Title of each class Name of each exchange on which registered
None  N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class Name of each exchange on which
registered
Common Stock,   None
Par Value  $.10


Check whether the Issuer (1) filed all reports required to
be filed by section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
registrant was required to file such report(s), and (2) has
been subject to such filing requirements for the past 90
days.
(1)  Yes  (X) No  (  )    (2)  Yes (X)  No  (  )
Check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

State issuer's revenues for its most recent fiscal year:
$2,740,822

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the closing price for the Company's Common Stock at June 17, 1998 of $6.25 per share, the market value of shares held by non-affiliates would be approximately $11,414,000.

As of March 31, 1998 the Registrant had 10,851,261 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated:
(1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933:
None.

PART I

Item 1.  Business

(A)  History and Organization

Micro-Media Solutions, Inc., (formerly Mountain States Resources Corporation) was organized under the laws of the state of Utah on April 15, 1969. The operating subsidiary of MSI was organized in 1993 in Austin, Texas. On June 23, 1997, Mountain States Resources Corporation, a Utah corporation ("MSRC"), entered into an agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc., a Texas Corporation whereby the Company acquired a non-operating company in exchange for common stock of the Company (the "Combination Agreement"). Pursuant to the Combination Agreement, MSRC issued 9,310,000 shares of its Common Stock for all of the outstanding shares of Micro-Media Solutions, Inc., a Texas corporation. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc. on September 29, 1997. The transaction was accounted for as a recapitalization.







(B)  Business of Issuer

MSI is a technology corporation formed to provide computer hardware and peripherals, Internet Services, service and support, maintenance, installation services, Network
Systems Integration, LAN/WAN distribution services, and related turnkey services to the public and private sectors.
MSI maintains certification as a minority-owned business enterprise ("MBE") and status as a Historically
Underutilized Business ("HUB"). As such, MSI has been qualified by a number of City, State and Federal agencies to provide these services.

MSI is ranked as the fifth highest computer reseller in Austin, Texas based on 1997 sales of brand name, factory-manufactured computers. In addition to reselling computer hardware, the Company focuses on infrastructure design and implementation services. MSI's computer networking services include system integration, and local and wide area networks. Since 1993, MSI has installed local and wide area networks throughout Texas utilizing an aggregate of over 6,000 workstations and 350 servers. MSI delivers complete solutions to clients offering the latest technical development in the design, installation, and support of client/server systems. MSI provides depot repair services for most brands of personal computer hardware and has capabilities for fiber optics through in-plant and out-plant installation services. MSI's personnel are certified in copper and fiber optic premises wiring systems for data, voice, and video applications.

(C)  Products and Services

Networking Systems. MSI recognized over the past two years that the network marketplace was changing drastically from smaller, centrally managed local area networks with limited end points to a much broader group that includes employee communications, client server work, multimedia, Internet access and videoconferencing applications. To serve this market, the Company has expanded its sales/service staff by adding 14 sales and service employees during 1998. During 1998, the Company sent its service technicians to over forty separate training classes to improve levels of certification in fiber optic communications and installation, personal computer repair, fiber optic termination, Category 5 wiring installation, Cisco Systems installation certification, Panduit PAN-NET cabling systems and Microsoft core technologies. The
Company provides network installation and implementation assistance with Asymmetrical Digital Subscriber Line
("ADSL"), Asynchronous Transfer Mode ("ATM"), Fast Ethernet and Fiber Distributed Data Interface ("FDDI"). The Company was listed by the Austin Business Journal as number six of the largest 25 networking service companies in the Central
Texas region.


Internet Market. During 1998, the Company expanded their service offerings in the Internet market with additional staff in their programming department to offer Web page design, Internet hosting, Internet applications and Internet access. MSI sells and services their line of personal computer, the TeleVista, which is designed for use with the Internet and corporate Intranets. Company
Internet sales focus on the large public agencies, private business sector and telecommunications providers. The
Company has developed capabilities to provide services as an Internet Service Provider ("ISP") and considers that product to be a critical part of their sales offering.

Field Installation Services. MSI has developed an experienced staff of 35 technicians that currently provide state-wide field installation services to its key clients for the installation of lottery equipment, electronic benefit transfer equipment and network configurations.
Through this strategy, MSI is positioned to offer a variety of technological services through its existing service staff that currently provides support to most areas of the State of Texas. To provide a high level of timely service to all areas in its trade territory, MSI has developed numerous strategic relationships with qualified technological sub contractors in areas not directly served by MSI's staff.

Network Computers.   MSI provides computers specifically
designed for networks through the TeleVista, MSI's version of the network computer that is an affordable alternative to traditional personal computer acquisitions by various industries. The Company has positioned itself as a provider of Network Computers ("NCs") and Internet services. Additionally, the Company holds the distinction of being the only HUB certified original equipment manufacturer ("OEM") of Network Computers identified in Central Texas. Continued development of NCs and INET services will be a key factor in MSI's growth and business stability. The education markets, a significant niche for MSI, require a tremendous investment of school district resources for computer networking, servers, integration and computer work stations.

Cabling Services. MSI provides design engineering, bid development assistance, project management and cable installation for many public and private organizations.
MSI's staff has several years of industry specific experience in most areas of network communications including microwave and radar systems. MSI is positioned to offer increased services in the communications area through its extensive experience with various cable types including installation, splicing and testing of fiber optic. MSI personnel are certified in copper as well as fiber optic wiring systems through the SECOR level for data, voice, and video applications.


Distribution Services. The Company provides turn-key distribution of products, including warehousing, project management, hardware integration, kitting services, media duplication, customer packaging, planning, scheduling, and inventory control for various companies that provide technology based solutions.

PC Hardware, Service, Support and Maintenance of Hardware and Software. Through its marketing and service staff, the Company provides PC system sales, installation, support & upgrades, assembly, testing, configuration, maintenance & repair, peripheral support hardware, computer relocation's, and technical consulting. Software support for personal computers includes design, analysis, custom applications development, data management and software implementation.

Distribution. The Company relies on the direct sales method and referrals for the introduction of their products and services. The current marketing and sales force of 13 as of March 31, 1998 works closely with corporate officers to provide the conduit for Company sales in the Company's trade area. Direct distribution of Company offered services or service based products is accomplished by Company's corporate staff or strategic relationships that have been developed with certain contract service providers. Hardware sales distribution is handled by the corporate staff of MSI or through agreements with various vendors.

Competition. The computer and information access markets are characterized by rapidly changing technology and evolving industry standards. MSI experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations, and software developers. On hardware sales, the Company has experienced increased competition in their market from numerous hardware vendors that has effectively reduced the available profit margins in that line of business.

MSI includes several important features that set their products and services apart from others that may be considered competitive:

   Ability to provide a broad range of network or
     systems integration services with hardware sales.
   Extensive experience as an established performing
     historically underutilized business (HUB).
   Established strategic partnerships and alliances.
   Certified Minority Business Enterprise ("MBE") by
     City, State and Federal Agencies







MSI as well as other Internet service providers will be subject to continuing government regulations concerning the content and commerce on the Internet. The Company does not anticipate any unusual problems complying with impending governmental regulations on the Internet.

(D) Principal Suppliers

The Company purchases its products for resale and use in its service projects from a select group of suppliers.
While the Company relies on a relatively few suppliers, the products are available from numerous suppliers throughout the country.

(D)  Employees.

At March 31, 1998, MSI had a total of 60 employees of which 53 are full-time. None of MSI's employees are subject to a collective bargaining agreement. MSI considers its relations with its employees to be good and anticipates that it will hire additional field personnel or rely on strategic alliances to implement its growth plans.

Item 2.  Properties

General

MSI's principal administrative, marketing, manufacturing and research and development operations are located at 501 Waller Street in Austin, Texas. MSI leases approximate 39,500 square feet of executive office, manufacturing and distribution space under a long-term lease which expires on May 31, 2008. If it were to require additional space, MSI believes that convenient office or warehouse space is readily available for lease. The annual gross rent for these facilities for the year ended March 31, 1998 was $109,980. The Company believes its existing facilities to be adequate for its present requirements.

Capital Expenditures

We believe that investment in the Company's core telecommunications, service and hardware business will:
  Facilitate the introduction of new products and services;
  Enhance our responsiveness to ever increasing competitive challenges; and
  increase the operating efficiency and productivity of our service group.

Growth in capital expenditures was driven by demands in our core business coupled with internal expansions to prepare for the attraction of larger contracts. Capital expenditures were $195,685, and $632,900 in 1998 and 1997, respectfully. Our capital spending is based on customer needs and our business plans. Investments in technologies that will enable us to provide customers with new products and services represent a high priority.

Item 3.  Legal Proceedings

For a discussion of legal proceedings, refer to Note 14, Contingency, in the consolidated financial statements as of March 31, 1998.

Item 4.  Submission of Matters to a Vote of Security
Holders

No matters were submitted to a vote of security holders of MSI during the quarter ending March 31, 1998. Annual meetings of the shareholders of MSI are held in accordance with Utah law. The next annual shareholders meeting will be set for August, 1998.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Stock is traded over-the-counter and is quoted on the OTC Electronic Bulletin Board under the symbol "MSIA". The table below sets forth the high and low closing sale price of the Common Stock for the periods indicated, as reported by the OTC Electronic Bulletin
Board.

Quarter Ended                   Low                High
June30,1996                     N/A                N/A
September 30, 1996              N/A                N/A
December 31, 1996             0.0625             2.00
March 31,1997                 0.25               2.00
June 30,1997                  0.125              2.00
September 30, 1997            0.50               2.25
December 31, 1997             0.50               3.50
March 31, 1998                0.625              2.6875

On March 31, 1998 there were approximately 5,390 registered holders of the Registrant's common stock, including those persons having beneficial positions in street name holdings.

Holders of common stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.
The Company plans to retain its future earnings, if any, to finance the growth and development of its operations. With respect to the Common Stock, the declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Registrant's earnings, financial condition, capital requirements and other factors.

See Note 11 in the consolidated financial statements for the year ended March 31, 1998, for a discussion of preferred stock.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past two years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements.

This report may contain forward-looking statements which are subject to numerous assumptions, risk and uncertainties. Statements pertaining to future periods are subject to uncertainty because of the possibility of changes underlying factors and assumptions. Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including, but not limited to; significant changes in the economic conditions from what is currently anticipated; significant delay in or inability to execute strategic initiatives designed to grow revenues and/or control expenses; and significant changes in accounting, tax or regulatory practices or requirements.

The operating company of MSI was organized in 1993 in Austin, Texas to provide computer hardware, software programming, system support, maintenance, media duplication and kitting to the public and private sectors. MSI maintains certification as a minority-owned business enterprise and status as a Historically Underutilized Business. On June 23, 1997, the shareholders of Micro-Media Solutions, Inc., a Texas Corporation ("Operating Company"), entered into an agreement and plan of reorganization with Mountain States Resources Corporation (now known as Micro-Media Solutions, Inc.),
(MSRC), whereby the Operating Company acquired MSRC in exchange for the Common Stock of the Operating Company (the "Combination Agreement"). Pursuant to the Combination Agreement, MSRC issued 9,310,000 shares of its Common Stock for all of the outstanding shares of Micro-Media Solutions, Inc., a Texas corporation (the "Combination"),(the "Company"). The Combination was accounted for as a recapitalization.

The Company's sales consist of hardware sales and delivery
of technical services.  During the year ending March 31,
1997, the sales mix consisted of a significant
concentration in hardware sales with hardware deliveries to
one public entity representing over 50% of the sales for
that period.   Fiscal year 1998 reflects a more normal
sales mix although the hardware sales production has decreased somewhat as a result of the declining hardware profit margins attributable to the increased competition for the pure hardware sales.

For the years ended March 31, 1998 and 1997, the Company's total assets were $2,699,452 and $2,514,308 with liabilities of $2,591,686 and 2,617,892. Current assets of $1,898,620 and $1,310,495 represent 91.5% and 67.9% of current liabilities of $2,074,603 and $1,929,042.
Improvements in cash and cash equivalents are a result of collection of accounts receivable and funds from increases in shareholders equity. Reductions in accounts receivable from 1997 to 1998 are a direct reflection of the reduced level of sales from the prior year. Accounts receivable balances at March 31, 1998 and 1997, reflect the charge off of $73,252 and $96,190 of accounts receivable that the Company feels are uncollectable. Company liabilities include a cash secured line of credit that was instituted in 1998 and certain other Company obligations.

The Company has subsequent to the end of the year paid certain loans in full and substantially reduced the borrowings under the cash secured line of credit (see Notes
4 and 14 in the consolidated financial statements for the year ended March 31, 1998). Net shareholders equity
(deficit) as of March 31, 1998 and 1997, was $107,766 and
$(103,584). During the fiscal year ending March 31, 1998, the Company completed phase I and phase II of a private placement of preferred stock (see Note 11 in the enclosed financial statements). Subsequent to March 31, 1998, the Company partially funded phase III of the preferred stock with the completion of the funding anticipated in July, 1998, (see Note 11 of the consolidated financial statements for the year ended March 31, 1998). Receipt of these funds enabled the Company to reduce its outstanding debt and pay delinquent accounts payable. Company expansion will be funded through additional funds from Phase III of the private placement, a debt offering and a possible public offering in 1999.

Revenues for 1998 of $2,740,822 reflect the Company's sales efforts in its markets. Revenues for 1998 decreased
$1,924,980 or (41.3%) from the $ 4,665,802 recorded in
1997. This reduction in 1998 occurred as a result of management's attention being focused on seeking a stable source for financing the company's expansion, conversion to a publicly traded company, development of longer term service contracts, expansion of the technical staff to service the expanded service contracts and identification of appropriate investors for the Company. These goals have been accomplished and the Company anticipates an increase in revenue for 1999. Sales efforts for the year ending
March 31, 1999, from larger service contracts are expected to produce revenue levels that could return the Company to a more positive earnings trend.





Cost of goods sold for 1998 declined $245,857 or 7.4% from 1997. Cost of goods sold for 1998 of $3,060,633 or 111.7%
of net revenue is extraordinarily high resulting in a negative gross margin of ($319,811) or (11.7%) of revenues for the year. The gross margin in 1997 was $1,359,312 or 29.1% of 1997 revenues compared to a gross margin of (11.7%) for 1998. Gross margin percentages experienced in 1997 more closely represent the margins management is working to attain. Extraordinary items experienced in cost of goods sold for 1998 includes a cost overrun of approximately $500,000 on a large cabling project for a North Texas School District. Reductions in revenues and reduced profit margins on hardware sales account for the remainder of the changes in cost of goods sold. Problems experienced in the substantial cost overrun have been addressed with better controls, new middle management and improved accounting. Management does not anticipate those problems in the future. Gross margins are expected to improve in 1999.

Selling, General and Administrative Expenses in 1998 of
$2,822,152 represents 102.9% of Revenues. The 1998 figure represents an increase over 1997 of $977,057 or 53.1%. The majority of the expense increase, approximately $716,000, represents the increased staff that has been identified to enable the Company to work on larger service contracts and accomplish increased marketing of Company products. Staff additions include service technicians, sales staff, accounting staff and middle management. The majority of the remaining increase in expenses is attributable to training for expansion, marketing cost associated with new service contracts, and other expenses associated with the start up of new service contracts.

For 1998, the Company experienced an operating loss of $3,510,653 as compared to a loss of $482,385 in 1997. A substantial portion of 1998's loss is directly attributable to the substantial expansion of additional Company infrastructure to address larger service opportunities and should position the Company to take advantage of new business opportunities in 1999 and future years.

Other expenses of $1,167,499 for 1998 reflect an increase in occupancy and related expenses for company operations. The Company increased its leased warehouse space in late 1997 with the resulting increase reflected in 1998.
The Company incurred additional expenses for professional fees and consultants related to the reverse merger agreement and private placement.

Company results have been, and its future operating results may be, subject to some seasonality or fluctuations resulting from significant contracts with independent school districts. These institutions normally concentrate their technology revisions or additions into the summer months or the time surrounding certain school vacations.

Going Concern Issue

The Company's large historical losses and accumulated deficit raise a doubt as to the Company's ability to continue as a going concern. Although the Company plans to address the going concern issues described in audited financial statements for the past two years through further reliance upon private placements, debt issues and public offerings, there can be no assurance that the Company will be able to secure additional capital through such public or private offerings. Subsequent to March 31, 1998, the
Company received $2 million in phase III of a private placement agreement, (see Note 11). The proceeds from this private placement has been used to retire debt and decrease
accounts payable.   The Company's current ratio has
improved as a result of the retirement of short-term debt and accounts payable and increased cash position. In addition, the Company anticipates the completion of Phase III in the summer of 1998 and plans a public offering in the year ended March 31, 1999.

The Company made significant investments in service related infrastructure in 1998 and does not anticipate additional expenses of the nature in 1999. In addition, the Company is working to improve its internal controls through conversion to a new accounting system, continuing efforts toward efficiency in operations and development of marketing budgets. Management has identified and closed substantial contracts in 1999 and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Loss of HUB status

As long as the Company maintains its status as a "historically underutilized business" ("HUB"), it receives favorable treatment by certain governmental entities in bidding for long-term contracts. As the Company's size and revenues grow, the Company may surpass limits on size and revenue set for HUB companies. Although management estimates that the Company will maintain its HUB status for at least eighteen (18) more months, there can be no assurance that the Company will continue to qualify for HUB status during that period. Further, there is no assurance that HUB-type programs will not be eliminated by the state or federal governments.









Liquidity and Capital Resources

During the twelve months ended March 31, 1998, working capital increased $442,564 from the prior year as a result of the completion of two private placements of the Company's preferred stock and reduction of the Company's bank lines of credit. At March 31, 1998, the Company had a working capital deficit of ($175,983) compared to a working capital deficit of ($618,547) at March 31, 1997. During this period the Company's accounts payable decreased
$575,701 or 65.7%. As of March 31, 1998, MSI was more than thirty (30) days past due on a portion of its accounts payable in the amount of $170,000. Subsequent to March 31, 1998, the majority of the accounts payable over thirty days past due were paid. The Company has a critical need for additional capital. The inability to obtain significant additional financing would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain such additional capital.

Rapid Technological Change; Risk of Product Delays; Risk of
Product Defects

The markets in which the Company competes are characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. If the Company is unable to enhance its existing products or introduce new products that address changing customer requirements, there could be a material adverse effect on the Company's business, financial conditions and operations.

Competition

The computer and information access markets in which the Company competes are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition in these markets from several competitors that have greater capital resources and larger research and development staffs and facilities.
There can be no assurance that the Company will develop sufficient research and development resources to compete favorably with these larger competitors.












Year 2000 Issues

As with other companies, the Company has initiated a program to study the impact on its computer systems in order to be Year 2000 compliant. This study involves identifying any modifications or replacements of certain hardware and software maintained by the Company. In addition, the Company is also taking actions to assure that its customers are taking steps to remedy their Year 2000 issues. The Company has identified the computer systems which will require either modification, upgrade or replacement. The Company anticipates that in-house personnel will be primarily responsible for completing these task and that the cost will not be significant. As such, the Company believes that the planned modifications, upgrades and replacement of existing systems will be completed in a timely fashion to assure Year 2000 compliance, and any related cost will not have a material impact on the Company's results of operation, cash flows or financial condition in future periods.

Inflation

The Registrant does not believe that national or local inflation will have a material impact on Registrant's future product pricing since the Company has the ability to adjust prices to meet the current market. Inflation may have a direct effect on Company's ability to deliver products pursuant to agreed contracts. This is attributable to a wide variety of factors, including, but not limited to, critical component availability, the timing of new product introductions by MSI and its competitors, fluctuating market pricing for computer and semiconductor memory products, industry competition and fluctuating component costs. Additionally, inventory obsolescence, seasonal cycles common in the computer industry, seasonal government purchasing cycles, the effect of product reviews and industry awards, manufacturing and production constraints, changes in product mix and the timing of orders from and shipments to OEM customers could affect operating performance. Consequently, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.













This report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate'" "believe,"
"intend," and with similar meanings. Although the Company believes that the current views and expectations reflected in those forward-looking statements are reasonable, those views and expectations, and the related statements are inherently subject to risks, and other factors, many of which are not under the Company's control may not be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements. Those risks, uncertainties, and other factors include, but are not limited to, many of the matters described in this report:
the Company's accumulated deficit and historical operating losses; the Company's critical need for additional capital;
the loss of the Company's status as a "historically underutilized business"; rapid changes in technology; and competition. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its views or expectations.

Item 7.  Financial Statements and Supplementary Data

INDEX:

Independent Auditor's Report - Brown, Graham & Company, PC

Independent Auditor's Report - Salazar & Associates, CPAs

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flow

Notes to Consolidated Financial Statements













Brown, Graham & Company, PC
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Micro-Media Solutions, Inc.,


We have audited the accompanying consolidated balance sheet of Micro-Media Solutions, Inc. and Subsidiary (the "Company") as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro-Media Solutions, Inc. and Subsidiary as of March 31, 1998, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 8 to the consolidated financial statements, current liabilities exceed current assets by $175,983 and has suffered losses from operations for the years ended March 31, 1998 and 1997 which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Brown, Graham & Company, PC

Georgetown, Texas
June 9, 1998



Salazar & Associates
CERTIFIED PUBLIC ACCOUNTANTS
Jose Salazar, CPA              Frances Ortiz-Salazar, CPA

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Mountain States Resources
Corporation:
We have audited the accompanying consolidated statements of operations of Mountain States Resources Corporation and subsidiary (the "Company") for the year ended March 31, 1997. This consolidated financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement based on our audit.

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

In our opinion the consolidated statement of operations referred to above presents fairly, in all material respects, the consolidated results of their operation for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statement, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are presented in Note 10 of this financial statement.

As more fully described in Note 11 and 12, subsequent to
the issuance of the Company's March 31, 1997 financial
statements and our report thereon dated June 22, 1997, we
became aware that those financial statements did not
reflect certain adjustments as described in Notes 11 and
12.  In our original report we expressed an unqualified
opinion on the March 31, 1997 financial statement as
described in paragraph four above, and our opinion on the
revised statements, as expressed herein, remains
unqualified with respect to paragraph four above.
/s/ Salazar and Associates
Austin, Texas
June 22, 1997, except as to the fifth paragraph above and
Notes 11 and 12, which are as of June 10, 1998
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheet
March 31, 1998

ASSETS
Current Assets
     Cash and Cash Equivalents                   $    25,785
     Accounts Receivable - Trade                     150,851
     Inventory                                       285,023
     Short-Term Investment (Note 4)                1,350,000
     Other Receivables - Advances (Note 2)            86,961
           Total Current Assets                    1,898,620

Property, Plant, and Equipment, net (Note 3)         800,832


TOTAL ASSETS                                     $ 2,699,452



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable - Trade                    $   300,033
     Other Accrued Expenses                          153,240
     Bank Line of Credit (Note 4)                  1,228,966
     Current Maturities of Long-term Debt (Note 6) 151,267 Current Portion of Obligations Under
     Capital Leases (Note 7)                          41,097
     Other Notes Payable (Note 14)                   200,000
     Total Current Liabilities                     2,074,603

Long-Term Liabilities
     Notes Payable (Note 6)                          367,522
     Obligations under Capital Leases (Note 7)       149,561
           Total Long-Term Notes                     517,083

Commitments and Contingencies (Notes 8, 10 & 14)

Stockholders' Equity
     Preferred stock Series B; $5.30
       stated value; 490,000 shares
       authorized, issued & outstanding (Note 11) 2,597,000 Preferred Stock Series C; $10.60
     stated value; 99,057 shares
     authorized, issued & outstanding (Note 11)    1,050,004
     Common stock at $.10 par value;
       50,000,000 authorized,
       10,851,261 shares issued & outstanding      1,085,126
     Additional Paid-in Capital (Note 11)          2,491,458
     Accumulated Deficit (Note 11)                (7,115,822)
           Total Stockholders' Deficit               107,766

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,699,452


The accompanying notes are an integral part of these financial statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operation
For the Years Ended March 31, 1998 and 1997






                                     1998             1997

Net Revenues                    $ 2,740,822      $ 4,665,802

Cost of Goods Sold                3,060,633        3,306,490

Gross Margin (Deficit)           (  319,811)       1,359,312

Selling, General and Administrative Expenses:
  Salaries, Benefits & Related    1,650,764        1,202,790
  Other expense                   1,165,499          440,296
Interest expense                    299,327          102,421
Provision for
  Uncollectable Accounts             75,252           96,190
                                  3,190,842        1,841,697

Net Loss                        $(3,510,653)     $(  482,385)


Basic and Diluted  Net Loss
  Per Share (Note 13)           $     (0.65)     $     (0.05)

Basic and Diluted weighted
  average shares outstanding     10,785,717       10,026,400
  (Note 13)





















The accompanying notes are an integral part of these financial statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1998 and 1997
(page 1 of 3)

                            Preferred Stock
                      Series B          Series C
                  Shares    Amount   Shares   Amount
Balance
March 31, 1996            $                 $

Common stock
issued for
services

Common stock
options exercised

Net loss

Balance
March 31, 1997

Common stock  issued:
  Interest
  Compensation
  Preferred
   stock dividend

Preferred stock
  issued:
  Private
   Placement      420,000  2,226,000 99,057  1,050,004
  Senior Debt      70,000    371,000

Preferred stock
  dividend

Stock option for
compensation

Cash received
from stock

Net loss

Balance
March 31, 1998    490,000 $2,597,000 99,057 $1,050,004







The accompanying notes are an integral part of these
financial Statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1998 and 1997
(page 2 of 3)
                                                   Additional
                                                 (Discount on)
                                Common Stock         Paid-In
                             Shares      Amount      Capital
Balance
March 31, 1996             9,784,733  $  978,473  $(1,046,058)

Common stock
issued for
services                     480,000      48,000

Common stock
options exercised            500,000      50,000

Net loss

Balance
March 31, 1997            10,764,733   1,076,473   (1,046,058)

Common stock issued:
  Interest                    10,286       1,029        4,114
  Compensation                52,500       5,250       46,407
  Preferred
   stock dividend             23,742       2,374       56,294

Preferred stock
  issued:
  Private
   Placement                                         (688,000)
  Senior Debt

Preferred stock
  dividend                                          3,412,502

Stock option for
compensation                                          193,750

Cash received
from stock                                            512,449

Net loss

Balance
March 31, 1998            10,851,261  $1,085,126   $2,491,458







The accompanying notes are an integral part of these financial Statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1998 and 1997
(page 3 of 3)


                                  Accumulated
                                    Deficit      Total
Balance
March 31,                       $   348,386  $  280,801

Common stock
issued for
services                                         48,000

Common stock
options exercised                                50,000

Net loss                         (  482,385) (  482,385)

Balance
March 31, 1997                   (  133,999)   (103,584)

Common stock issued:
  Interest                                        5,143
  Compensation                                   51,657
  Preferred
   stock dividend                (   58,668)

Preferred stock
  issued:
  Private
   Placement                                  2,588,004
  Senior Debt                                   371,000

Preferred stock
  dividend                       (3,412,502)

Stock option for
compensation                                    193,750

Cash received
from stock                                      512,449

Net loss                         (3,510,653) (3,510,653)

Balance
March 31, 1998                  $(7,115,822) $  107,766







The accompanying notes are an integral part of these
financial Statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flow
For the years ended March 31, 1998 and 1997
(page 1 of 2)
                                         1998         1997
Cash Flows from Operating Activities:
 Net loss                           $(3,510,653) $(  482,385)
 Adjustments to reconcile net loss
  to net cash provided by
   operating activities:
   Depreciation expense                 178,895      116,628
   Stock issued for compensation        145,407
   Stock issued for interest              5,143
   Change in trade receivables          938,505   (  165,619)
   Change in inventory              (    19,569)     189,040
   Change in accounts payable       (   575,700)     351,644
   Change in accrued expenses            40,057      395,989
   Net cash provided by (used by)
    operating activities            ( 2,797,915)     405,297

Cash Flows from Investment Activities:
 Purchase of property & equipment   (   195,685)  (  632,900)
 Purchase of short term investment  ( 1,350,000)
 Proceeds from notes receivables        335,380
 Additional receivables             (    65,000)  (   19,370)
   Net cash provided by (used by)
    investing activities            ( 1,275,305)  (  652,270)

Cash Flows from Financing Activities:
 Proceeds from (payments on)
  line of credit (net)                  504,076   (  398,331)
 Proceeds from other notes payable      200,000
 Proceed from (payments on)
  long term debt                    (   162,153)     501,302
 Proceeds from (payments on)
  capital lease obligations         (    32,483)     160,565
 Proceeds from private placement of
  Preferred Stock                     2,688,000
 Proceeds from Senior Convertible
  Debt & other capital transactions     883,453
   Net cash provided by
    financing activities              4,080,893      263,536
Net increase in cash                      7,673       16,563
Cash at beginning of period              18,112        1,549
Cash at end of period               $    25,785   $   18,112

Supplemental disclosure:
 Cash paid during the year for:
 Interest                           $   232,578   $   97,143






The accompanying notes are an integral part of these financial statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flow (continued)
For the years ended March 31, 1998 and 1997
(page 2 of 2)

Supplemental schedule of non-cash investing and financing
  activities:
                                          1998         1997
 Preferred stock issued for
  underwriting fees                 $   156,000
 Inventory received on other
  notes receivable                       84,394
 Common stock issued for:
  compensation                          145,407
  interest on debt                        5,143








































The accompanying notes are an integral part of these financial statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMEMTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization
Micro-Media Solutions, Inc. (formerly Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations in April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, MSRC entered into a reverse merger agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. (a Texas Corporation),("MSI-Texas"), in which MSRC acquired 100% of the common stock of MSI-Texas. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation), ("MSI") (the "Company"). The transaction was accounted for as a recapitalization.

MSI-Texas is an Austin, Texas, based technology corporation formed to provide Computer hardware, software programming, system support, maintenance, media duplication, and kitting to the public and private sectors. In addition, MSI-Texas is certified by the State of Texas as a Historically Underutilized Business (HUB).

MSI-Texas is a business solutions technology integrator with infrastructure design and implementation services. In addition, MSI-Texas' computer networking services includes system integration and local and wide-area networks.

Principles of Consolidation
The consolidated financial statements the years ended March
31, 1998 and 1997, include the accounts and transactions of MSI and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSI, however, did not have any material asset or liability accounts or account balances. With the exception of MSI's equity accounts, the significant account balances belong to MSI-Texas.

Cash and Cash Equivalents
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.





MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

Accounts Receivable
The Company follows the allowance method of expensing accounts receivable when considered uncollectable. As of March 31, 1998, management believes all accounts are collectible; and therefore, no allowance has been recorded.

Inventory
Inventory is valued at lower of cost, using the FIFO method(first-in/first-out), or market. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers.

Property, Plant, and Equipment
Property and equipment are stated at cost. For financial statement purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the term of the related lease or the useful life of the leasehold improvements. Accelerated depreciation methods are used for tax purposes. Depreciation and amortization are calculated over the following useful lives stated in years:
                                   Useful Lives
      Vehicles                           5
      Furniture and fixtures             5
      Equipment                          5
      Leasehold improvements            31.5

New Accounting Pronouncements
The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of March 31, 1998, indicated there was no impairment to the carrying value of these assets.




MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance or an allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its financial statements.

Revenue Recognition
For financial reporting purposes, revenues are recognized in the accounting period that corresponds with the performance of the service to the customer. The related costs and expenses are recognized when incurred. Revenues are derived from local and state government contracts and contracts with local businesses.

Federal Income Tax
The Company uses the liability method of accounting for income taxes as prescribed by the Financial Accounting Standard Board Statement No. 109. Deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations.

Use of Estimates and Certain Concentrations
Management of the Company has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Although actual results could differ from those estimates, Management believes its estimates are reasonable. Certain components, subassemblies and software included in MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

the Company's computer systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon the ability of its suppliers' to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the computer industry. The Company's reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.

Financial Instruments
Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of March 31, 1998. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. A concentration of credit risk may exist with respect to trade receivables, as many of the Company's customers are in the computer and telecommunications industries. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

NOTE 2. OTHER RECEIVABLES

Other receivables include employee advances for travel and lodging for out of town projects in the amount of $21,961. Also included in other receivables is $65,000 of cost paid by the Company to third parties in satisfaction of obligations of Argus Management, Inc., (see Note 14).

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

A summary of the Company's investment in property, plant and equipment at March 31, 1998, is as follows (see Note 7):

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

Equipment, Furniture and Fixtures     $   613,185
Transportation Equipment                  253,204
Leasehold Improvements                    307,790
                                        1,174,179
Less Accumulated Depreciation             373,347
Net Property, Plant and Equipment     $   800,832

Depreciation charged against income for the years ended March
31, 1998 and 1997, was $178,892 and $116,628, respectively.

NOTE 4.  SHORT-TERM BORROWINGS

The Company has a secured line of credit agreement with Bank One providing for borrowings of up to $725,000 based on the amount of the Company's eligible receivables. As of March 31, 1998, the Company owed $208,966. This amount was paid in full in April 1998 and was not renewed. Under the agreement, the Company was subject to covenants including certain financial ratios.

The Company has a secured line of credit agreement with Compass Bank for $1,350,000 secured by two certificates of deposit aggregating $1,350,000 held in the Company's name by Compass Bank and payable in monthly installments of interest only. The balance as of March 31, 1998, was $1,020,000. Subsequent to March 31, 1998, the outstanding balance of the line of credit was reduced to $750,000 using subsequent funding (see note 11) and matures February 5, 1999.

NOTE 5. FEDERAL INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

Computed at the expected statutory rate     $(1,193,600)
Non-deductible items                              8,500
Valuation allowance                           1,185,100
Income tax                                  $         -

Deferred tax assets are as follows:
      Deferred tax asset                    $ 1,257,246
      Valuation allowance                    (1,257,246)
                                            $         -

The Company has available at March 31, 1998, $3,700,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years through 2013.




MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

NOTE 6. NOTES PAYABLE

Long-term notes payable consists of the following amounts at March 31, 1998:

Austin Community Development Corporation, $100,000
equipment loan dated May 29, 1996, secured by
equipment and accounts receivable.  Loan requires
interest payments at 9% for the first six months,
principal and interest payments thereafter of
$2,224 beginning in February 1997.  Loan will
mature over a 60 month period ending January 2002. $  81,327

Austin Community Development Corporation, $100,000
working capital loan dated June 14, 1995, secured by
equipment and accounts receivable.  Loan is due in
48 monthly principal installments of $2,083 along
with interest of 9% beginning in July 1996. Loan
will mature in June 2000.                             56,497

Neighborhood Commercial Management Program, $75,000
loan from City of Austin dated June 8, 1995, secured
by second lien on equipment and accounts receivable.
Loan is due in 60 monthly installments of principal
and interest of $1,347 beginning January 1996.
Interest rate of 0% until December 1995, hereafter 3%
rate to maturity.  Loan will mature over a 60 month
period ending December 2000.                          43,104

Neighborhood Commercial Management Program, $250,000
loan from City of Austin dated August 12, 1996, secured
by second lien one equipment and accounts receivable.
Loan is due in 60 monthly installments of principal
and interest of $4,492 beginning January 1997.
Interest rate of 0% until December 1996, hereafter 3%
rate to maturity.  Loan will mature over a 60 month
period ending December 2001.                         191,194

Bank One, $200,000 loan dated June 26, 1996, secured
by a first lien equipment and leasehold improvements
of the Company. Loan is due in 60 monthly principal installments of $3,333 along with interest equal to the Bank One Texas base rate plus %.Subsequent to
March 31, 1998, loan was paid in full.               146,667
                                                     518,789
Less current portion                                (151,267)
                                                   $ 367,522





MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

Following are maturities of long-term debt for each of the next five years:

Year Ended March 31,
 1999                    $ 151,267
 2000                      153,067
 2001                      134,348
 2002                       80,107

The officers of the Company have personally guaranteed all notes.

Note 7. OBLIGATIONS UNDER CAPITAL LEASES

The Company is lessee of transportation and telephone equipment under capital leases expiring in various years through September 2001. The asset and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense (see Note 3).

Following is a summary of property held under capital leases:

Transportation Equipment              $ 218,055
Communication Equipment                  56,014

Minimum future lease payments under capital leases as of March 31, 1998, for each of the next five years and in the aggregate are:

Year Ended March 31,
1999                                   $ 68,077
2000                                     60,343
2001                                     74,985
Total minimum lease payments            203,405
Less: Amount representing interest     ( 12,747)
                                        190,658
      Less current portion             ( 41,097)
                                       $149,561










MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

NOTE 8. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred a net loss in the current year of $3,510,653. As of that date, the Company's current liabilities exceeded its current assets by $175,983. At March 31, 1998, the Company owes accounts payable with dates due in excess of thirty (30) days in the approximate amount of $170,000.
These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on obtaining additional financing to fund the expenses related to operations and capital improvements.

Subsequent to March 31, 1998, the Company completed
Phase III of a private placement agreement, (see Note 11).
The proceeds from this private placement have been used to retire debt and decrease accounts payable. In addition, the Company anticipates the completion of Phase III in the summer of 1998 and plans a public offering in the year ended March 31, 1999.

In addition, the Company is working to improve its internal controls through conversion to a new accounting system, continuing efforts toward efficiency in operations and development of marketing budgets. Management has identified and closed substantial contracts in 1999 and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company had notes receivable from certain related parties at March 31, 1997, in the amount of $419,774. These related parties are owned and controlled by majority stockholders of
the Company.   During the year ended March 31, 1998, the
Company loaned an additional $142,265 to these related entities and received payments in the amount of $562,039. At March 31, 1998, the Company did not have any notes receivables or payables to related parties.






MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

NOTE 10. COMMITMENTS

The Company leases its principal general offices and warehouse facilities. The leases expire at May 31, 2008.
Future minimum lease payments are as follows:

Year Ended March 31,
       1999           $  133,296
       2000              142,464
       2001              149,340
       2002              168,480
       2003              179,010
       2004              189,540
       2005              200,070
       2006              210,600
       2007              221,070
       2008              231,660
       2009               40,365
      Total          $ 1,865,895
The total rental obligation under the above contract for the year ended March 31, 1998, was $109,980.

NOTE 11:  STOCKHOLDERS' EQUITY

In October 1997, the Company completed a Private Placement
Agreement, (the "Agreement") with a group of accredited investors. The Agreement provides for three "Phases" of financing.

Phase I of the Agreement was funded in November 1997. The Company received $2,120,000 in exchange for 400,000 shares of series B preferred stock (5% cumulative, convertible, non-voting, stated value $5.30),(the "Series B Stock"). Each share of preferred stock is immediately convertible into 10 shares of the Company's common stock and six warrants, (the "Warrants") for the purchase of six shares of common stock at $1.50 per share. The Company paid $302,000 and issued 20,000 shares of series B preferred stock for underwriting fees in Phase I. The agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised. An additional 4,348,738 shares could be converted before the HUB status would be lost.









MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

The series B preferred stock can be converted to common stock. Therefore, a discount in the amount of $6,151,978 has been realized. The discount is the difference in the intrinsic value of the common stock and warrants less the net proceeds from the series B preferred stock. The discount is accreted from the date of issuance of the preferred stock to the date the stock can be converted. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, $3,412,502 has been recorded as dividends and as an increase in additional paid-in capital in the accompanying financial statements. The unrecognized portion of the discount in the amount of $2,796,524 will be recorded if and when the preferred stock is converted or the HUB status changes.

Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of series C preferred stock (6% cumulative, convertible, non-voting, stated value $10.60), (the "Series C Stock). Each share of preferred stock is convertible into 10 shares of the Company's common stock. The Company paid $130,000 and issued 4,717 shares of series C preferred stock for underwriting fees. The agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised.

The series C preferred stock can be converted to common stock. Therefore, a discount in the amount of $615,851 has been realized. The discount is the difference in the intrinsic value of the common stock less the net proceeds from the series C preferred stock. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, the unrecognized discount in the amount of $615,851 will be recorded if and when the preferred stock is converted or the HUB status changes.

Phase III of the Agreement was partially funded in April and May 1998 with the completion of the funding planned in July
1998. The Company has received $2,000,000 in the partial funding of Phase III.

Senior convertible debt in the amount of $371,000 was issued for cash in November 1997. This debt was converted to 70,000 shares of series B preferred stock (5% cumulative, convertible, non-voting, stated value $5.30), in February 1998. Accrued interest in the amount of $5,143 was paid with the issuance of 10,286 shares of common stock. The discount on this issue of series B preferred stock is included in the total series B discount detailed above.



MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

Preferred stock dividends were accrued and paid through March
31, 1998, in the amount of $58,667 by the issuance of 23,742 shares of common stock.

NOTE 12:  STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's stock options as of March 31, 1998, is presented below:

Options outstanding at March 31, 1997             -
Options granted                                622,710
Options exercised                                 -
Options cancelled                                 -
Less: options not exercisable at year end      222,710
Options outstanding and
  exercisable at March 31                      400,000

Weighted Average Exercise Price per Share      $  1.50

The following table summarizes the information about the stock options as of March 31, 1998:

                    Weighted   Weighted             Weighted
         Number    Average     Average  Number      Average
Range of Outstand- Remaining   Exercise Exercisable Exercise
Exercise ing at    Contractual Price    At          Price
Price    Mar. 31   Life (Total Shares)  Mar.31 (Exer. Shares)
$ 1.50   50,000(1) 5 years    $ 1.50     -0-        $ 1.50
  2.25   25,000(1) 5 years      2.25     -0-          2.25
  1.50  100,000(1) 5 years      1.50     -0-          1.50
  1.50  400,000    5 years      1.50   400,000        1.50
  4.00   47,170    6 years      4.00     -0-          4.00
  1.50-
$ 4.00  622,170    5 years    $ 1.72   400,000      $ 1.50

(1) Options issued for compensation.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement.









MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

        Dividend yield                      0%
        Expected volatility             16.46%
        Risk-free interest rate          8.54%
        Expected lives                  5 Years

The weighted fair value of options granted for compensation during the year ended March 31, 1998, was $1.08.

Under the accounting provisions of SFAS No 123, the Company's net loss applicable to common stockholders and loss pro forma amounts are indicated as follows:

Net (loss) applicable to common stockholders:
       As reported                 $(6,981,823)
       Pro forma                   $(7,170,823)

Net (loss) per share:
       As reported                      $(0.65)
       Pro forma                        $(0.66)

At March 31, 1998, the Company had warrants outstanding to
acquire 2,940,000 shares of common stock.  All of the
warrants were eligible to be exercised at year end.  The
following table summarizes the information about the warrants as of March 31, 1998:
     Number
            Exercise       Outstanding    Expiration
             Price          Mar. 31        Date

            $1.50           120,000       1/31/2000
            $1.50         2,400,000       1/31/2000
            $0.795          300,000       1/31/2000
            $0.795          120,000       1/31/2000
                          2,940,000

In addition, all of the warrant contracts prohibit exercise of the warrants if the HUB status of the Company is compromised upon such exercise.









MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

NOTE 13: EARNINGS PER SHARE

The following data details the amounts used in computing
earnings per share (EPS) and the effect on income and the
weighted average number of shares of dilutive potential
common stock.
                                         1998         1997

Loss from continuing operations     $(3,510,653) $(  482,385)
Less: Preferred stock dividends      (3,471,170)
Loss available to common shareholders
  used in basic EPS                 $(6,981,823) $(  482,385)

Weighted average number of common shares
 used in basic EPS                   10,785,717   10,026,400

Effect of dilutive securities:
   Stock options                             -            -
   Warrants                                  -            -
Weighted number of common shares and
 dilutive potential common stock used
 in diluted EPS                      10,785,717   10,026,400

Options on 622,170 shares of common stock and warrants on 2,940,000 shares of common stock were not included in computing diluted EPS for the year ended March 31, 1998, because their effects were antidilutive.

NOTE 14:  CONTINGENCY

On December 18, 1997, Argus Management, Inc. filed Plaintiff's Original Petition in the 216th District Court of Kerr County, Texas. Argus claims the Company and Mr. Jose G. Chavez, as joint obligors, defaulted on their obligation to Argus pursuant to two promissory notes for $100,000 each, both dated June 2, 1997. Argus is seeking a judgment for $200,000, together with interest on the notes at the rate of 20% per annum from June 2, 1997, through the date the notes are satisfied. As of March 31, 1998, $65,000 had been disbursed to third parties in satisfaction of obligations of Argus Management, Inc. The $65,000 has been recorded in other receivables in the accompanying financial statements.

On February 6, 1998, the Company filed Plaintiff's Original Petition in the above-referenced case. The Company asserts breach of contract, fraud, defamation, usury, and civil conspiracy claims against Argus Management, Inc. The Company strongly disagrees with Argus' contentions and denies liability to Argus under the notes and plans to oppose vigorously Argus' claims.


MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997
(Continued)

A lawsuit was filed by Manpower, Inc. to preserve its claims for certain delinquent obligations that were reduced to approximately $38,000. The full amount of the principal and interest was paid on April 29, 1998, and a Notice of Dismissal was filed on May 8, 1998.

On January 22, 1998, the Company filed a lawsuit against Bits
Technical Corporation for damages attributable to a breach of commitment. This matter is still pending.

Bank One, Texas, NA filed a lawsuit against the Company for the collection of approximately $378,000 of principal plus interest as well as attorney fees and court costs. The bank was paid in full in April 1998. The bank then executed a Notice of Nonsuit to dismiss the lawsuit on April 29, 1998.





































Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

Changes have been previously reported.

PART III

Item 9. Directors and Executive Officers of the Registrant The executive officers, key employees and directors of the Registrant and their ages and positions with the Registrant or its subsidiaries are as follows:
Name           Age  Position           Period from which
                                       served

Jose G. Chavez  47  Chairman of the
                    Board of Directors
                    and President      June 23, 1997

Mitchell C.
Kettrick        31  Vice-President
                    and Director       June 23, 1997

George Villalva 62  Vice-President
                    and Director       June 23, 1997

Jaime Munoz     37  Director of
                    Operations         November 15, 1997

Stephen
Hoelscher       39  Comptroller        October 27, 1997

Ernesto M.
Chavarria       48  Director           February 16, 1998

Blandida
Cardenas        43  Director           February 16, 1998

The Registrant has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of the Registrant, with the exception of Mr. Chavez and Mr. Kettrick (see employment contract discussion under Item 10), serve at the pleasure of the Board of Directors. No family relationship exists among the directors or executive officers of the Registrant. All Officers of the Registrant will hold office until the next Annual Meeting of the Registrant.









The following sets forth biographical information as to the business experience of each Officer and Director of the Registrant for at least the past five years.

Jose G. Chavez, President, has over 25 years experience in manufacturing, engineering, system design and development, energy engineering, and computer technology management. As co-founder of MSI in 1993, he has overseen the development of a start-up to a multi-million dollar business enterprise. He previously was plant manager for HDS, a division of Hart Graphics, Inc. from 1991 to 1993, and manufacturing manager for Compuadd Corporation from 1989 to 1991. Mr. Chavez holds an electrical engineering degree from UTEP and a business degree from the University of Redlands, Redlands, California.

Mitchell C. Kettrick, Vice-President of Technical
Operations has over 10 years experience in manufacturing, test diagnostics, and networking. As co-founder of MSI in 1993, and MSI's Chief Technology Officer, he oversees technical services, system design, and information services. Previously, he was manager for quality assurance for Hart Distributions Services during 1992, and manufacturing systems test manager for Compuadd Corporation from 1987 to 1991. Mr. Kettrick holds an Associate of Applied Science in Computer Technology from TSTC.

George Villalva, Vice-President of Operations, is a registered architect and has designed and planned many projects of distinguished value. A Vice-President of MSI since 1993, he oversees MSI's building expansion and space planning. He carries out important strategic marketing tasks for MSI with public and private sector clients.
Prior to working with MSI, Mr. Villalva operated an architectural firm for 35 years. Mr. Villalva currently splits his time equally between MSI and his architectural interest.

Jaime Munoz, Director of operations, has over 10 years direct experience in all related Project Management implementation. His background includes extensive experience with strategic planning, market assessment, new business development, preparing organizations for public offerings and mergers/acquisitions. Mr. Munoz manages the day to day operations including approval of all financial requirements and maintaining stockholder relations. Most recently, in 1997, he worked as a consultant for American
Residential Services and assisted with the acquisition of several businesses. From 1987 to early 1997, Mr. Munoz served as Vice President/Chief Marketing Officer for a service company in Houston, Texas being responsible for $7,500,000 in contracts with the Department of Defense.
Mr. Munoz has a BS in Mechanical Engineering.





Stephen Hoelscher, Comptroller, brings 17 years experience and private accounting and auditing as a Certified Public
Accountant. His background includes work with public companies, banks and government. His responsibilities include managing the Accounting Department, establishing banking and external audit relationships and managing the Company's overall financial position. Prior to coming to MSI, Mr. Hoelscher was controller for a software development company in Georgetown, Texas for a period of two years. Mr. Hoelscher was employed as a office and audit manager for a multi-office CPA firm for 6 years prior to that. Mr. Hoelscher has a BBA in accounting.

Ernesto M. Chavarria, Director, has 25 years experience in international business development. Mr. Chavarria has served as a lobbyist for NAFTA, a consultant to Southwestern Bell Telephone Company and GTE, and for over five years has served as the President of ITBR, Inc., an international overseas consulting company.

Blandidia Cardenas, Director, has been a Professor at the LBJ Institute for Teaching and Learning and has served as a Director of the Office of Minorities in Higher Education.
She has also served as the Commissioner of Presidential
Appointments to the U.S. Commission of Civil Rights. She currently serves as Associate Professor for over 14 years at the University of Texas at San Antonio.

During the past five years, there have been no petitions under the Bankruptcy Act or any state insolvency law filed by or against, nor have there been any receivers, fiscal agents, or similar officers appointed by any court for the business or property of any of the Registrant's incumbent directors or executive officers, or any partnership in which any such person was a general partner within two years before the time of such filing, or any corporation or business association of which any such director or executive officer was an executive officer within two years before the time of such filing.

During the past five years, no incumbent director or executive officer of the Registrant has been convicted of any criminal proceeding (excluding traffic violations and other minor offenses).













Item 10.  Executive Compensation
Summary Compensation Table
(part 1 of 2)
          Annual Compensation
_______________________________________
Awards  Payouts
(a)           (b)        (c)         (d)        (e)
Name and
Principal    Fiscal
Position      Year      Salary      Bonus      Other

Jose G.
Chavez, CEO &
President     1998       105,000
              1997        50,500    34,000
              1996        87,000    13,000

Mitchell.
Kettrick,
Vice President and
Secretary
             1998         75,000
             1997         52,000
             1996         45,000



Summary Compensation Table
(part 1 of 2)
          Long Term Compensation
_____________________________________________________
                    Awards           Payouts
                   ________          ____________
(a)        (b)     (f)  (g)         (h)        (i)
Name and        Restricted
Principal Fiscal  Stock    Options  LTIP     All other
Position   Year   Awards    SAR's   Payouts  Compensation

Jose G.
Chavez, CEO &
President  1998             62,500
           1997
           1996

Mitchell.
Kettrick,
Vice President and
Secretary  1998             31,250
           1997
           1996







Employment Contracts

On June 15, 1997, the Company entered into employment agreements with Jose G. Chavez, President and Chief
Executive Officer and Mitchell Kettrick, Vice President.
Both of these agreements terminate on March 31, 2001, subject to two one-year extensions and include base salaries, stock options and certain other incentives.

Compensation of Directors

Each director who is not an employee of the Registrant (the
"Outside Directors") will be paid the sum of $1,000 for each meeting of the Board of Directors attended by them.
Additionally, they will be reimbursed for expenses incurred in attending meetings of the Board of Directors and related committees. As of the date of this report, the Registrant has the following two outside directors: Ernesto M.
Chavarria and Blandida Cardenas.

Name and       Number of   % of total
Principal      underlying  options granted
Position       options     to employees in  Exercise Market
                           Fiscal year      Price    Price
Jose G. Chavez
CEO & President  100,000    57%           $1.50     $2.125

Mitchell Kettrick
Secretary &
Vice President    50,000                  $1.50     $2.125
                  25,000                  $2.25     $2.125
                  75,000   43%


Item 11. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, there were 10,851,261 shares of common stock issued and outstanding.

The following table sets forth, as of the date of this Report, the common stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more of the Registrant's common and preferred stock, all Directors individually, and all Directors and Officers of the Registrant as a group. Except as noted, each person has sole record and beneficial ownership and voting power with respect to the shares shown.









Name and Address of Beneficial
Owner               Common Stock (1)  Percent of
Class (1)

Jose G. Chavez       7,225,000            65.53%
501 Waller
Austin, Texas

Mitchell C. Kettrick
501 Waller
Austin, Texas        1,500,000            13.60%

George Villalva
501 Waller
Austin, Texas          475,000             4.31%

All Directors and
Officers as a Group
                     9,200,000            83.44%

 Calculations assume exercise and conversion of all
warrants, option and conversion rights into the
underlying shares of common stock.  All common and
preferred shares held by the Officers, Directors
and Principal Shareholders listed above are
"restricted securities" and as such are subject to
limitations on resale.  The shares may be sold
pursuant to Rule 144 under certain circumstances.
Rule 13d-3 under the Securities Exchange Act of 1934,
involving the determination of beneficial owners of
securities, includes as beneficial owners of securities,
among others, any person who directly or indirectly,
through any contract, arrangement, understanding,
relationship or otherwise has, or shares, voting power
and/or investment power with respect to such securities;
and, any person who has the right to acquire beneficial
ownership of such security within sixty days through means,
including, but not limited to, the exercise of any option,
warrant or conversion of a security.   Any securities not
outstanding which are subject to such options, warrants or conversion privileges shall be deemed to be outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person. There are no contractual arrangements or pledges of the Registrant's securities, known to the Registrant, which may at a subsequent date result in a change of control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

Certain information concerning the Registrant's executive officers and directors is included under Item 11 of this report. Refer to Note 9 of the consolidated financial statements for the year ended March 31, 1998.


Item 13.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K


Index

Contracts:
  GTECH


  GTE

  SAN ANTONIO ISD

  EDUCATION SERVICE CENTER 1

  EDUCATION SERVICE CENTER 18

  EDUCATION SERVICE CENTER 5

  SOUTHWESTERN BELL (ADSL)

  SOUTHWESTERN BELL (TIFF)

  Pacific Bell

  City of Austin

  Texas Migrant Council

  Transactive

  TXDOT

  Texas Dept. of Health

Employment Contracts:

  Jose Chavez

  Mitchell Kettrick















GTECH

Estimated Value of Contract: $360,000


 Scope of Contract: Installation and service of Texas
 Lottery Machines.


















































GTE Telephone Operations


Central Area
8550 Esters Boulevard
Irving, Texas 75063-2205
800-346-2178
Fax: 2 l 4-621 -8159


04/09/97


JOSE CHAVEZ
MICRO-MEDIA SOLUTIONS, INC.
501 WALLER STREET
AUSTIN, TEXAS 78702


Subject: NOTIFICATION OF APPROVED CONTRACTOR STATUS

Your company has been selected by GTE Corporation to be added to our Contractor's list.

Enclosed is an agreement packet for your review.
Please sign
and return the Agreement (note Section A, Term of
Agreement)
along with the following
documentation:

A 1997 Certificate of Insurance from your insurance carrier. (Note the minimum coverage stated in Section O of the Agreement.)

Information list (see attached).


An audited statement from your company, if it is available.

 A schedule of Work Rates as outlined in Section D of the
Agreement.

A listing of References (minimum of three) with all pertinent information (i.e., Name, Address, Telephone
Number, etc.).

This contract is non-negotiable. If the contract is not signed and returned within thirty (30) days from the date of receipt, your company's name will be purged from the list.

Your attention to these items will be greatly appreciated.

I look forward to the receipt of the above documents and to a working relationship with your firm.

Sincerely,

___________________________
Ida Garza
Contractor Administrator
Enclosure



         AGREEMENT FOR CONSTRUCTION, INSTALLATION
AND/OR
MAINTENANCE




This Agreement, hereinafter referred to as General
Agreement, is made by and between the GTE telephone operating companies enumerated on
Addendum A, hereinafter referred to individually or collectively as "GTE" and, MICRO-MEDIA SOLUTIONS, INC. a sole proprietorship, partnership, corporation, organized and existing under the laws of the State of Texas, with principal offices located at 501
WALLER STREET; AUSTIN, TEXAS 78702 hereinafter referred to as "CONTRACTOR". In consideration of the mutual terms and conditions contained herein, the parties agree as of the 9th day of APRIL 1997, as follows:

For and in consideration of the mutual promises and covenants hereinafter set forth, GTE and Contractor agree as follows:

A. TERM OF AGREEMENT

This Agreement is for a term of one ( I ) year from the above date and shall be automatically renewed from year to year on the renewal date unless terminated pursuant to paragraphs L, U, or V. B.
SCOPE OF
WORK

Contractor may, from time to time, be employed by GTE to perform certain work for and in connection with construction, installation or maintenance of certain equipment.

 Contractor agrees to perform to work for GTE as more specifically outlined in Exhibit 2A, Page 21, attached hereto and made a part hereof. Contractor shall furnish persons, vehicle, materials, and tools to perform the work, and it shall be done in a good and workmanlike manner and in accordance with applicable industry standards.

C. AWARD OF WORK

Contractor acknowledges, agrees and understands that Contractor will perform and complete work for GTE only pursuant to a Letter of Authorization and Contractor further acknowledges, agrees and understands that no agreement or contract with GTE shall exist or purport to exist unless the Letter of Authorization is so executed and that Contractor shall act at it's peril if it shall do otherwise.

Contractor acknowledges, agrees and understands that GTE shall make no warranties, express or implied, other than those contained in this Agreement and Contractor further acknowledges, agrees and understands that no employee of GTE, other than an officer or other previously designated agent of GTE, shall have the power of authority to bind GTE to any contractual agreements and Contractor shall act its peril if Contractor shall do otherwise.

D. WORK RATES

Contractor shall furnish to GTE, as an addendum to this Agreement, a document listing Contractor's current rates.
Any subsequent changes in rates or charges must be submitted, in writing, to GTE, and such charges, to be effective, must first obtain written acceptance by GTE.

E. PAYMENT TERMS

Contractor shall invoice GTE after completion of job per the Contractor bid request. The invoices shall be itemized with details as to all expenses.
Payment shall be due in thirty (30) days.

F. RIGHT TO AUDIT

Contractor shall be required to retain all records in regard to GTE transactions and contracts for a minimum period of three (3) years, with the right of GTE to use an independent auditing concern to review the records.

G. PERMITS

Contractor shall secure and pay for all permits necessary for the performance and completion of the work.

H. COMPLIANCE WITH LAWS AND REGULATIONS

The parties shall comply with all federal, state, and local laws and regulations applicable to their performance as described in this agreement.


WORK ACCESS

GTE shall, at all times, have access to the work, whether it is in preparation or progress, for the purpose of inspection. The acceptance of such work by GTE shall be a condition precedent to the right of Contractor to receive payment for such work.

WORK ALTERATIONS

GTE shall have the right, either before the commencement of the work or during the progress of the work, to direct in writing any additions, deviations, or omissions from the work. The bid price will be adjusted and agreed upon in writing by GTE and Contractor prior to commencement of work on such additions, deviations, or omissions.

WORK DELAY

Time is of the essence in this Agreement.

Not withstanding the foregoing, the performance by Contractor of the work hereunder or in performance of any other obligations of Contractor under this Agreement shall be excused because of Acts of God, war, riot, fire, explosion, accident, flood, sabotage, inability to obtain fuel or power, governmental laws, regulations or orders, acts or inaction of customer, inability of contractor/subcontractors to perform or any other cause beyond the reasonable control of contractor or a labor trouble, strikes, lock-outs, or injunction. Contractor shall notify GTE of any delay or performance within twenty-four (24) hours of any such delay.




TERMINATION/MODIFICATION

GTE reserves the right to modify or terminate this Agreement at any time. If this Agreement is modified, the cost for fees for work will be redefined to the mutual satisfaction of both parties. In the case of termination, GTE will be responsible for only those fees for days actually worked and expenses actually incurred by the Contractor to the date of termination.
M. HAZARDOUS OR TOXIC SUBSTANCES

Contractor will indemnify and save harmless GTE, its agents and employees, from and against all damages, claims, and/or liabilities, arising out of or related to this Agreement and the performance of any work thereunder, or from the violation of any federal, state, or local laws and regulations dealing with the disposal or handling of ha7nrdous waste.

Contractor must provide a Material Safety Data Sheet
(MSDS)
on each hazardous or toxic substance.

N. INDEMNIFICATION

Contractor agrees to indemnify, defend, and hold GTE harmless from any all claims, actions, causes of action, damages, costs and expenses, including reasonable attorney's fees, arising out of our or resulting in any manner from the Contractor's performance of this Agreement Not withstanding the foregoing, neither party shall be liable to the other for any loss of profit, special, consequential or incidental damages.

O. INSURANCE


Contractor shall maintain Workman's Compensation
Insurance as required by law and Employer's Liability
Insurance in the amounts of $100,000.
Without limiting the Contractor's
liability hereunder, the Contractor shall also
maintain the following types of insurance with the
specified limits:
a.	 General Liability (Comprehension Form),
including
products/completed operation, contractual liability, broad form property damage, independent contractor's coverage.

 EACH 	EACH
 PERSON 	OCCURRENCE
 Bodily Injury N/A 	$1,000,000


 Property Damage N/A 	$ 500,000
 (including explosions, collapse,
 and underground hazards)


 OR


 Bodily Injury and Property
 Damage Combined N/A	 $1,000,000



b. Automobile Liability
 (Comprehension Form)
 Bodily Injury and Property $ 250,000 	$ 500,000


 OR


 Bodily Injury and Property
 Damage Combine N/A 	$500,000


NOTE: Excess Liability (Umbrella Form)


If any minimum coverage an items A and B are not met, then the Excess Liability Coverage, if in effect, can be added to meet the minimums.

c. Workers Compensation


 (Each Accident) $ 500,000 &
 (Disease-Policy limit) $ 500,000


Employers' Liability


 (Disease-Each Employee) $ 250,000


  NOTE: State required Worker's Compensation limitations if higher will supersede minimums listed in item C.


d. Umbrella Excess Liability NOT MANDATORY
(Over Primary Insurance)

Prior to commencement of the work hereunder, Contractor shall furnish to GTE certificate of such insurance.

P. WARRANTY

Contractor warrants that any construction, installation, and/or warranty work performed under this Agreement shall meet applicable industry standards for a period of one (1) year after acceptance by GTE.
Contractor warrants that any maintenance work performed under this Agreement shall meet applicable industry standards for a period of (30) days after acceptance by GTE.


Q. SAFETY MEASURES


Contractor shall perform the work in a proper, safe, and secure manner to prevent loss, injury, or damage to GTE's property or to the property on the premises and to lives or persons, and shall comply with all applicable safety laws, rules, and regulations of any governmental authority, including those contained in or issued pursuant to the Occupational
Safety and Health Act of 1970, as amended, and with all safety procedures which GTE may prescribe in connection with the performance of the work.

Contractor shall report promptly to GTE any accident or unusual occurrence during performance of the work, including personal injury or death to any employee or any member of the public, or any member of the public, or any damage to the work, the premises or adjacent property. Reports of severe personal injury or death to any person shall be made within three (3) hours of the accident. The Contractor shall submit a copy of all accident reports to GTE's construction department or, if applicable, GTE's station superintendent at the premises, within twenty-four

(24) hours after an accident.


R. INDEPENDENT CONTRACTOR


GTE and Contractor agree that Contractor will act as an independent contractor in the performance of its duties under this Agreement. As such, the Contractor will not be eligible for any benefits provided by GTE to its employee. Contractor's shall be responsible for payment of all taxes arising out of Contractor's activities in accordance with this Agreement, including but not limited to federal and state income taxes, social security, unemployment insurance taxes, and any other taxes or business license fees as required.

Contractor shall not represent, directly or indirectly, that it is an agent or legal representative of GTE, nor shall the Contractor incur any liabilities or obligations of any kind in the name of or on behalf of GTE other than those specifically made part of this Agreement.

S. ASSIGNMENT

Contractor may not assign, subcontract, or delegate the performance of the work under this Agreement without the express written consent of GTE.

T. NOTIFICATION

For the purposes of this Agreement, notices, and communications to the parties hereto shall be directed to the addresses indicated on the face hereof.
Such addresses shall be deemed to be the most recent address of the addressee and shall remain so until written notice of a change of address is provided to the other by the party whose address has changed.
All notices must be sent U.S. Mail, postage prepaid, or by registered or certified mail.

U. DEFAULT

If either party refuses or fails, in any material respect, to properly perform its obligations under this Agreement, or violates any of the material terms or conditions of this Agreement, such refusal, failure, or violations shall constitute a default. In such an event, the non-defaulting party may so notify the other party in writing of the default and allow that party a period of thirty (30) calendar days, the non-defaulting party shall have the right to terminate this Agreement upon written notice to the other party.


V. INSOLVENCY

Either party may terminate this Agreement by notice, in writing if the other party admits insolvency, makes an assignment for the benefit of creditors, or has a trustee or receiver appointed over all or any substantial part of its assets.

W. GOVERNING LAW

This Agreement shall be governed by and construed in accordance with the laws within State of issuance.

X. ENTIRE AGREEMENT

This Agreement represents the entire agreement between the parties and is not subject to change or modification except by written agreement signed by both parties.

Y. CONFIDENTIAL INFORMATION

Contractor agrees that any information received by the Contractor during performance of the Contractor's obligations in accordance with this Agreement will be treated by the Contractor in full confidence and will not be revealed to any persons, firms, or organizations. This requirement will survive the termination of this Agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement in duplicate the day and year first above written and each party hereto acknowledged receipt of a signed copy.




 SIGNATURE	TITLE
GTE CORPORATION
 _______________	________________
 SIGNATURE 		TITLE


______________		________________
































SAN ANTONIO ISD

Estimated Value of Contract: $680,000


Scope of Contract: Annual Contract exclusively

San Antonio Independent School District
  463 Holmgreen Road Bldg. E  San Antonio, Texas
7X220
  Telephone (210) 359-8996  Fax (210) 359-9038
  SAISD Technical Support Hotline(210)337-
1224(Hours:8:00-
4:00)


 MICROCOMPUTER TECHNOLOGY SERVICES DIVISION BOARD OF
EDUCATION
 MARGARET MERELES
 President
 JULIAN H TREVINO
 Vice President
 THOMAS D. GAFFNEY
 To: Principals 	MARY ESTHER BERNAL
 Department Heads Assistant Secretary
 THOMAS C. LOPEZ


 Campus Technology Coordinators Member
 Member
 From: Patricia Holub, Senior Analyst Microcomputer
 Resources SYLVIA WARD
 VIA: Dr. James Parlett, Technology Steward
 Superintendent
 Date: November 18, 1997


Subject: Bid No .: 97- 139
Title: Catalog, Bid for Microcomputers and Network
File
Servers
Approved: November 17. 1997
Expiration: November 16. 1998


Catalog bids were awarded for the purchase of Microcomputers and Network File Servers by the SAISD School Board on
November 17, 1997. The
discounts offered off of the catalog list prices are good for one year from the date of the bid award and apply to the current published catalog or price list by the vendor. All workstations and file servers bid are listed on the Microsoft Hardware Compatibility List.
All
vendors bidding are listed with the
General Services Commission as a Qualified
Information
Systems Vendor.


If you have budgeted funds for "D.P. Equipment"
(6649),
prepare a purchase request (AB-16) with the proper signature and forward it to the
Technology Office.

According to the contractual agreement, bid 97-139, the following is to be provided with each purchase:
Service
 Campuses may be placed on the mailing list for any or all of the individual vendors awarded the bid by contacting the vendor and requesting this service.
Campuses may also be removed from the mailing list in the same manner.

  Delivery is included in the cost of all items bid.
All vendors offer setup service for the workstations and File servers bid. Some vendors bid this cost separately from the cost of the computer as indicated on the attachment. The district is required to purchase the on-site setup for any workstation or file server if this cost is listed separately.


  All workstations purchased are delivered with the following: Microsoft Windows 95 CD-ROM and documentation, Microsoft Office 97 CD-ROM and documentation and an operating manual.


System Configuration

  All equipment delivered must be new. No refurbished or previously used equipment is allowed.

  All workstations are delivered with the following software installed: Microsoft Windows 95, Microsoft
Office97 (including Microsoft Word, Excel, Access and
PowerPoint), and McAfee Antivirus Software.

 The minimal configuration of workstations bid is listed. Several vendors bid extensive catalogs listing workstations of several different configurations. Any workstation purchased must meet at least these minimal configuration requirements:

 Pentium 200 MHz MMX motherboard with an Intel
Processor.

 2 1/2 GB hard disk drive

 3 1/2" floppy disk drive

 Enhanced keyboard with additional Windows 95 hot keys

    PCI video card with 4 MB RAM

  SVGA color 15 " monitor

  Mouse

  32 MB of memory (RAM)

  Sound Card

 16x internal CD-ROM drive

 PCI 10/100 10 Base-T Ethernet Card

Warranty


 All vendors offer a three-year on-site warranty, parts and labor, with pickup and delivery service Some vendors bid tile warranty cost separately from the cost of the computer as indicated on the attachment. The district is required to purchase the three-year warranty for any workstation or file server if this cost is listed separately.


To ensure that you, as a customer, receive the best possible service, please note that you are obligated to do the following:

  Be prepared for the delivery of any equipment ordered by clearing an appropriate space with access to electrical power. If the receiver of the equipment at your campus denies setup service at the time of delivery the vendor is not required to return to that site to perform the setup unless special arrangements are made.


  Retain paperwork on your equipment purchase.
Ideally you should create a warranty file with copies of paperwork (AB16s, invoices, etc.) on your purchase. Proof of purchase is always required before any warranty repair can be performed. This is the only way we can ensure that any repairs performed to equipment during the warranty period is not charged to you.


If you need assistance, or if any of the above services and/or items are not provided with your purchase, please contact the Technology Support's
Microcomputer Technology Services Division (MTSD) at
359-8996. Please post a copy of this letter and retain the original letter on file for future reference.

January 7, 1998


Ms. Patricia Parker
Purchasing Manager
Texas Workers' Compensation Commission
Southfield Building, Room 106, MS-72
4000 South IH-35
Austin, TX 78704-7491

Dear Ms. Parker:

Unisys is pleased to be selected by Micro-Media
Solutions,
Inc. (MSI) as a technology and service partner for the
Local
Area Network (LAN) and Wide
Area Network (WAN) projects.

Our vast experience with complex projects ensures that the
MSI and Unisys project team will have the necessary skills to integrate the hardware and software components of the proposed solution into a cohesive system for the Texas Workers' Compensation Commission. Unisys will be responsible for providing various systems h1tegration and implementation for the network portion of this project. MSI and Unisys have proposed products and services that will help you successfully implement the project, and we are prepared to coml11it the resources and expertise of our company to see the project to a successful conclusion.

We are looking forward to the opportunity of becoming your solution and technology provider. As MSI is the prime contractor for this engagement, please refer any questions or requests to Ms. Karla
Gonzales, MSI Government Sales, at (512) 476-6925

Sincerely,

------------------------------
Paul R. Hall
Network Sales Representative

EDUCATION SERVICE CENTER 1


Estimated Value of Contract: $525,000


 Scope of Contract: Provider of cabling and Network supplies.





1900 WEST SCHUNIOR EDINBURG TEXAS 78539
210/3S3-5611 FAX210/383-3524


August 25, 1997


To: Vendor Addressed

From: Paul Hylander

Subject: Cabling RFP

The Region One Education Service Center Board of Directors
awarded one year contacts to successful RFP respondents in
August 20, 1997.  Districts participating in the Region One
Technology Cooperative will be able to use the servicess of
the companied that were awarded contracts until August 31,
1998

Attached you will find a list of vendors that were awarded one year contract to provide cabling services for the Region One Technology Cooperative. You will need to send each school district 2 copies of your cabling RFP proposals in order that you can provide for them. One copy of your RFP needs to be sent to District Business Manager and one copy needs to be sent to the District Technology
Coordinator.

School districts will develop cabling specifications for projects within their districts. Vendors from the approved list can be contacted in order to determine who can provide the best service at the best price.

Please contact me at 956-383-5611 if you have any questions about the bid awards.

RFP Cable Installation Summary


Overview

Requests for cabling RFP's are designed to give each district with the maximum flexibility when installing a local area network (LAN). This flexibility enables districts to choose a vendor that best meets their cabling needs in the areas Of purchasing supplies and equipment, labor costs, and costs of a turn key solution.

The RFP was designed around five scenarios for various types of Internet connectivity. These included:

 Administrative Offices (10 drops)

 Computer Lab (30 drops)

 Library (12 drops)

 Classrooms (80 drops)

 Total Campus (132 (Drops)

Each vendor must be able to meet or exceed the LAN cabling standards found in Appendix A of the RFP as well as meet the general and specific specifications of the RFP.

School districts will need to write their own cabling specifications for specific projects and vendors must be able to comply with all requirements of the districts and the RFP Districts will be able to negotiate the best deal from the approved vendor list that best meets the needs of the district.


Approved Vendors for Cabling and Equipment/Supplies
August 20, 1997-Augilst 31, 1998




 Vendor

Micro Media Solutions
D'Tcl Communication
ATE Telecom Solutions
Cable Com
Lucent Technologies
Southwestern Bell
Ecomm Systems
Carroll Systems
Anixter/NaCom
GTE
Walks Office Technology
Sabre Data
ANS Computers
Data Comm

Vendors Approved for Equipment and Supplies
August 20, 1997 August 31, 1998


 Valmac Electric
 Icon Technology
 Micro Warehouse
 Kent Data Comm



January 20 1998


To: Vendor Addressed
From: Paul Hylander


Subject: Approved Bid Awards


Enclosed you will find copies of the approved bid awards for the following categories:

 Computers and Computer parts

 Software

 Computer Maintenance

 Printers and Scanners

You are requested to send two (2) copies of your catalog to the school districts in Region One. One copy goes to the District Business Manager and one copy goes to the Technology Coordinator. Failure to send out copies of your catalog could result in the termination of your bid award contract approved by the Region One Board of Directors on December 16, 1997.

The bid awards are in effect until December 31, 1998 and Region One ESC has the option to renew this contract for an additional year.

Please contact Paul Hylander at 956-383-5611 if you need additional information.


Multimedia Cooperative

Bid Awards

1997-1998





Computers and Computer Systems


 December 31,1997 to December 31, 1998



Generic Computers

Insight Direct            Compu Connect
3820 South Harl Ave       777 S Central Expressway Ste. 5 D
Tempe, AZ 85282           Richardson, TX 75080
Phone 800-476-4888 x5151  Phone 972-680-3999
Fax 602-333-3400          972-680-9253

QIV Systems                 Small Business Computer
 4242 Woodcook Suite 101    409 E. Jackson
 San Antonio, Tx 78228      Harlingen, TX 78550
 Phone 800-288-4126         Phone 956-421-3279
 Fax 210-736-4054           Fax 956-421-3177

 CRC Solutions              Plus More
 201 North 15th              4106 N. 22 Suite 3
 McAllen, TX 78501          McAllen, TX 78504
 Phone 956-631-2321         Phone 956-664-1933
 Fax 956-631-4636           Fax 956-664-9776

 M&A Technology             Micro Solutions
 4407 Alpha Rd              1311 E. Hackberry
 Dallas, TX 75244           McAllen, TX 78501
 Phone 972-490-5803         Phone 956-682-18l9
 Fax 972-490-0616           Fax 956-682-6560

 Computers at Sunrise Mall  Arlington Computers
 SPID #37B & H 39, TX 78412 Parts & Service
2801 E Pioneer Parkway     Suite 122
Phone 512-994-8887         Arlington, TX 76010
 Fax 512-994-8988           Phone 817-649-1968
                            Fax 817-649-2055


 Wholesale Computers        NBA Computer Service
 4610 San Bernardo Ste B    4017 Frederickburg Rd, Suite E
 Laredo, TX 78041           San Antonio, TX 78201
 Phone 956-725-3460         Phone 210-732-1492
 Fax 956-725-0133           Fax 713-732-1495


 HB Distribution            Ameritel
 9630 Clarewood Dr. Suite Bl 11120 N Stemmon's Frwy
 Houston, TX 77036           Dallas, TX 75229
 Phone 713-776-4778          Phone 972-484-8549
 Fax 713-776-4770            Fax 972-484-5491

 Walks                       Foremost Technologies
 115 Boca Chica              PO Box 3392
 Brownsville. TX 78520       Brownsville TX; 78532
 Phone 800-481-0151          Phone 956-831-4444
 Fax 956-542-0803            Fax 956-831-2257

 Corby Company               Tangent Computer
 401 Isom Suite 500          197 Airport
 San Antonio, TX 78216       Burlingame, CA 94010
 Phone 210-340-2113          Phone 800-342-9388
 Fax 210-340-1217            Fax 650-342-9388

 Download Computer           D D Computer Warehouse
 11321 Richmond Ave          4642 Everhart
 Suite 106-C
 Houston, TX 77082           Corpus Christi, TX 78411
 Phone 888-217-9121          Phone 512-993-5895
 Fax 281 -870-8355           Fax 512-993-5897




 McCall Services             Genesys
 800 N Shoreline             1289 Hammerwood Ave
 Suite 1100 South            SunnyVale, CA 94089
 Corpus Cbristi, TX 78401
 Phone 512-883-2060          Phone 408-541-1800 x 126
 Fax 512-883-0500             Fax 408-541-1700

 CPU Data                    Cimarron
 1122 Pecan                  1830 NASA Road One
 McAllen, TX 78501           Houston, TX 77058
 Phone 956-631-4477          Phone 281-335 5840

Micro World
326 Maple Ave
Torrance, CA 90503
Phone 310-533-1177x270
Fax 310-533-0501



Gateway Computers


 Omtex                        Gateway 2000 Major
                              Accounts
 1221 S Main Suite 207        610 Gateway Dr
 Boerne, TX 78006             N. Sioux City, SD 57049
 Phone 800-482-8397           Phone 800-779-2000
 Fax 830-249-3319             Fax 605-232-2701



HP Computers

 Insight Direct               MSI
 3820 South Harl              501 Waller
 Tempe, AZ 85282              Austin, TX 78702
 Phone 800-476-4888 x 5151    Phone 512-476-6925
 Fax 602-333-3400             Fax 512-473-2371

 QIV Systems                  Ameritel
 4242 Woodcook Suite 101      11120 N Stemmons Frwy
 San Antonio, TX 78228        Dallas, TX 75229
 Phone 800-288-4126           Phone 972-484-8549
 Fax 210-736-4054             Fax 972-484-5491

 Walks                        CGES
 145 Boca Chica               444 Scott Dr
 Brownsville, TX 78520        Bloomingdale, IL 60108
 Phone 800-481-0151           Phone 800-543-2437
 Fax 956-542-0803             Fax 630-924-6850

 Download Computer              D D Computer Warehouse
 1321 Richmond Ave Suite 106-C  4642 Everhart
 Houston, TX 77082              Corpus Christi, TX 7X411
 Phone 888-217-9121             Phone 512-993-5895
 Fax 281-870-8355               Fax 512-993-5897

 CPU Data                     Argon Technologies
 1122 Pecan                   1531 W IH 30
 McAllen, TX 78501            Greenville, TX 75402
 Phone 956-631-4477           Phone 903-45S-5036
 Fax 956-787-1805             Fax 903-455-2115

 Cimarron                     Education Access
 1830 NASA Road One           295 Santa Ana Ct
 Houston, TX 77058            Sunnyvale, CA 94086
 Phone 281-335-5840           Phone 800-741-8826 x 3145
 Fax 281-335-5890             Fax 800-741-X827



Dell Computers

 QIV Systems                  Dell
 4242 Woodcook Suite 101      One Dell Way
 San Antonio, TX 78228        Round Rock, TX 78682
 Phone 800-288-4126           Phone 800-274-7799
 Fax 210-736-4054             Fax 800-433-9528

 Ameritel                     Download Computer
 11120 N Stemmons Frwy        11321 Richmond Ave
                              Suite 106-C
 Dallas, TX 75229             Houston, TX 77082
 Phone 972-484-8549           Phone 888-217-9121
 Fax ###-##-####              Fax 281-870-8355

 McCall Services
 800 N Shoreline Suite 1100 South
 Corpus Christi, TX 78401
 Phone 512-883-2060
 Fax 512-883-0500



Toshiba Computers

 Insight Direct                MSI
 3820 South Harl Ave           501 Waller
 Tempe, AZ 85282               Austin, TX 78702
 Phone 800-476-4888 x 5151     Phone S12-476-6925
 Fax 602-333-3400              Fax 512-473-2371

 Solutions Plus More           Wholesale Computers
 4106 N 22 Suite 3             4610 San Bernard Ste B
 McAllen, TX 78504             Laredo, TX 78041
 Phone 956-664-1933            Phone 956-72S-3460
 Fax 956-664-9776              Fax 956-725-0133


 Ameritel                      Download Computer
 11120 N Stemmons Frwy         11321 Richmond Ave
                               Suite 106-C
 Dallas, TX 75229              Houston, TX 77082
 Phone 972-484-8549            Phone 888-217-9121
 Fax 972-484-5491              Fax 281-870-8355

 D D Computer Warehouse        Cimarron
 642 Everhart                  1830 NASA Road, One
 Corpus Christie, TX 78411     Houston, TX 77058
 Phone 512-993-5895            Phone 281-335-5890
 Fax 512-993-5897              Fax   281-335-5890



_

Acer Computers

 Insight Direct               Solutions Plus More
 3820 South Harl Ave          4106 N. 22 Suite 3
 Tempe, AZ 85282              McAllen, TX 78504
 Phone 800-476-4888 x 5151    Phone 956-664-1933
 Fax 602-333-3400             Fax 956-664-9776

 Wholesale Computers          Ameritel
 4610 San Bernardo Ste B      11120 N Stemmons Frwy
 Laredo, TX 78041             Dallas, TX 75229
 Phone 956-725-3460           Phone 972-484-8549
 Fax 956-725-0133             Fax 972-484-5491

 Arsys Innotech               Walks
 10518 Harwin Dr              145 Boca Chica
 Houston, TX 77036            Brownsville, TX 78520
 Phone 713-988-9988           Phone 800-481-0151
 Fax 713-988-9989             Fax 956-542-0803

 Foremost Technologies        Download Computer
 P O Box 3392                 11321 Richmond Ave
                              Suite 106-C
 Brownsville, TX 78532        Houston, TX 77082
 Phone 956-831-4444           Phone 888-217-9121
 Fax 956-831-2257             Fax 281-870-8355

 D D Computer Warehouse       CPU Data
 4642 Everhart                1122 Pecan
 Corpus Christi, TX 78411     McAllenl TX 78501
 Phone 512-993-5895           Phone 956-631-4477
 Fax 512-993-5897             Fax 956-787- 1805

 Cimarron                     Micro World
 1830 NASA Road One           326 Maple Ave
 Houston, TX 77058            Torrance, CA 90503
 Phone 281-335-5840           Phone 310-533-1177x270
 Fax 281-335-5890             Fax 310-533 -0501

IBM Computers
  Computer City               Insight Direct
  300 W 3rd St Suite 1500      3820 South Harl Ave
  Fort Worth, TX 76102        Tempe, AZ 85282
  Phone 817-415-3250          Phone 800-476-4888 x5151
  Fax 817-415-3350            Fax 602-333-3400




MSI Computer
Education Solutions
 501 Waller                11211 N Main
 Austin, TX 78702           McAllen, TX 78501
 Phone 512-476-6925         Phone 800-303-8689
 Fax 512-473-2371           Fax 956-584-3961

 QIV Systems                Computerland
 4242 Woodcook Suite 101    115 W Main
 San Antonio, TX 78228      Uvalde, TX 78801
 Phone 800-288-4126         Phone 803-278-6665
 Fax 210-736-4154           Fax 830-278-1513

 Solutions Plus More        Arsys Innotech
 4106 N.22 Suite 3          10518 Harwin Dr
McAllen, TX 78504           Houston TX 77036
Phone 956-664-1933          Phone 713-988-9988
 Fax 956-664-9776           Fax 713-988-9989

CGES                        Download Computer
444 Scott Dr                11321 Richmond Ave Suite 106C
Bloomingdale, IL 60108      Houston, TX 77082
Phone 910-543-2437          Phone 888-217-9121
Fax 630-924-6850            Fax 281-870-8355

CPU Data                    Argon Technologies
1172 Pecan                  1531 W IH 30
McAllen, TX 78501           Greenville, TX 75402
Phone 956-631-4477          Phone 903-455-5036
Fax 956-787-1805            Fax 903-455-2115




Apple Computers

 Small Business Computer     Apple Corp
 409 E. Jackson              1846 N Shore Dr
 Harlingen, TX 78550         Port Isabel, TX 78587
 Phone 956-421-3279          Phone 956-943-3145
 Fax 956-421 -3177           Fax 956-943-3144

 Apple Computer
 P O Box 149116
 Austin, TX 78714
 Phone 800-800-2775
 Fax 512-919-2974





Sun Computers


 MSI                         Sun Microsystems
 501 Waller                  6034 W Courtyard Dr Suite 200
 Austin. TX 78702            Austin, TX 78730
 Phone 512-476-6925           Phone 512-346-8761
 Fax 512-473-2371             Fax 512-346-8761



Internet Devices

Internet Products
8947 A Complex Dr
San Diego, CA 92123
Phone 888-468-3742
Fax 619-574-4111






Computer Software


 December 31, 1997 to December 31, 1998



Productivity Software

Computer City                  QIV Systems
300 W 3rd St Suite 1500         1242 Woodcook Suite 1111
Fort Worth, TX 76102           San Antonio, TX 78228
Phone 817-415-3250             Phone 800-288-4126
Fax 817-415-3350               Fax 210-736-4054

Computerland                   Dell
115 W Main                     One Dell Way
Uvalde, TX 78801               Round Rock, TX 78682
Phone 803-278-6665             Phone 800-433-9528
Fax 830-278-1513               Fax 800-433-9528

 M&A Technology                Micro Solutions
 4407 Alpha Rd                 1311 E. Hackberry
 Dallas TX 75244               McAllen, TX 78501
 Phone 972-490-5803            Phone 956-682-1819
 Fax 972-490-0616              Fax 956-682-6560

 Arlington Computers           Wholesale Computers
 Parts & Service               4610 San Bernardo
 2801 E Pioneer Parkway        Ste B
 Suite 122
 Arlington, TX 76010           Laredo, TX  78041
Phone 817-649-1968             Phone 956-725-3460
 Fax 817-649-2055              Fax 956-725-0133

HB Distribution                Ameritel
9630 Clarewood Dr Suite B 1    11120 N Stemmons Frwy
Houston, TX 77036              Dallas TX 75229
Phone 713-776-4778             Phone 972-484-5491
Fax 713-776-4770               Fax 972-484-5491



The Software Source            Foremost Technologies
1750 Brielle A-2               PO Box 3392
Ocean. NJ 07712                Brownsville TX 78532
Phone 732-695-2100             Phone 956-831-4444
Fax 732-695-1070               Fax 956-831-2257

Tangent Computer               Download Computer
Airport                        11321 Richmond Ave
                               Suite 106-C
Burlingame, CA 94010           Houston TX 77082
Phone 800-342-9388             Phone 888-217-9121
 Fax 650-342-9388              Fax 281-870-8355

D D Computer Warehouse         Cimarron
4642 Everhart                  l830 NASA Road One
Corpus Christi. TX 78411       Houston TX 77058
Phone 512-993-5895             Phone 281-335-5840
Fax 512-993-5897               Fax 281-335-5890

Azarat Marketing
2809 Bird Ave Suite 299
Miami FL 33133
Phone 305-285-7297
Fax 305-285-8879



Education Software

 Computer City                 ET&T/Regency
 300 W 3rd St Suite 1500       1214 C  Stonghollow Dr
 Fort Worth, TX 76102          Kingwood, TX 77339
 Phone 817-415-3250            Phone 800-419-9119
 Fax 817-415-3350              Fax 280-358-7397

 Computers at Sunrise Mall     Arlington Computers
 SPID #37B & # 39              Parts & Service
, TX 78412                    2801 E Pioneer Parkway
                              Suite 122
                               Arilington, TX 76010
 Phone 512-994-8887            Phone 817-649-1968
 Fax 512-994-8988              Fax 817-649-2055

 Wholesale Computers           Educational Resources
 4610 San Bernardo Ste B       8523 Pioneer Gold
 Laredo, TX 78041              San Antonio, TX 78249
 Phone 956-725-3460            Phone 800-624-2926
 Fax 956-725-0133              Fax 210-684-7670

 Ameritel                      Computer Tutor
 11120 N Stemmons Frwy         Rt. 1 Box 31 G
Dallas, TX 75229               Farmersville, TX 75442
 Phone 972-484-8549            Phone 800-472-0071
 Fax 972-484-5491              Fax 903-776-2100

School Visions of Texas
704 Nightingale #8
McAllen, TX 78504
Phone 956-687-3210
Fax 956-782-1019



ILS Software

New Century                  Jostens
220 Old New Brunswickq       7878 N 16th Suite 100
Picataway, NJ 08854          Pheonix, AZ 85020
Phone 800-833-6232           Phone 800-422-4339
Fax 732-981-0552             Fax 602-230-7034

Small Business Computer      ET&T/Regency
409 E. Jackson               1214C Stonghollow Dr
Harlingen, TX 78550          Kingwood, TX 77339
Phone 956-421-3279           Phone 800449-9119
Fax 956-421-3177             Fax 280-358-7397


Computerland                 Tangent Computer
115 W Main                   197 Airport
Uvalde, TX 78801             Burlingame, CA 94010
Phone 803-278-6665           Phone 800-342-9388
Fax 830-278-1513             Fax 650-342-9388







Computer Maintenance


December 31, 1997 to December 31. 1998



Computer Maintenance

Computer City                 MSI
300 W 3rd St Suite 1500        501 Waller
Fort Worth, TX 76102          Austin, TX 78702
Phone 817-415-3250            Phone 512-476-6925
Fax 817-415-3350              Fax 512-473-2371

QIV Systems                   Small Business Computer
4242 Woodcook Suite 101       409 F. Jackson
San Antonio, TX 78228         Harlingen, TX 78550
Phone 800-288-4126            Phone 956-421-3279
Fax 210-736-4054              Fax 956-421-3177

CRC                           Computerland
201 North 15tb                115 W Main
McAllen, TX 78501             Uvalde, TX 78801
Phone 0956-631-2321           Phone 803-278-6665
Fax 956-631-4636              Fax 830-278-1513

Solutions Plus More           M&A Technology
4106 N. 22 Suite 3            4407 Alpha Rd
McAllen, TX 78504             Dallas, TX 75244
Phone 956-664-1933            Phone 972-490-5803
Fax 956-664-9776              Fax 972-490-0616

 Micro Solutions               Computers at Sunrise Mall
 1311 E. Hackberry             5858
 McAllen, TX 78501             SPID #37B & # 39, TX 78412
 Phone 956-682-1819            Phone 512-994-8887
 Fax 956-682-6560              Fax 512-994-8988

 Wholesale Computers           NBA Computer Service
 4610 San Bernardo Ste B       4017 Frederickburg Rd,
                               Suite E
 Laredo, TX 78041              San Antonio, TX 78201
 Phone 956-725-3460            Phone 210-732-1492
 Fax 956-725-0133              Fax 713-732-1495

 HB Distribution               Ready Smart Systems
 9630 Clarewood Dr Suite B 1   801 Quince,  Ste 14
 Houston, TX 77036             McAllen, TX 78501
 Phone 713-776-4778            Phone 956-686-9518
 Fax 713-776-4770              Fax 956-686-9518



 Foremost Technologies         Tangent Computer
 P O Box 3392                  197 Airport
 Download Computer             D D Computer Warehouse
 11321 Richmond Ave Suite 106  4642 Everhart
 Houston, TX 77082             Corpus Christi, TX 78411
 Phone 888-217-9121            Phone 512-993-5895
 Fax 281-870-8355              Fax 512-993-5897

 Computer Command              McCall Services
 708 E. Goodwin                800 N Shoreline
                               Suite 1100 South
 Victoria, TX 77901            Corpus Christi, TX 78401
 Phone 800-460-3305            Phone 512-883-2060
 Fax 512-576-4259              Fax 512-883-0500


 CPU Data
 1122 Pecan
 McAllen, TX 78501
 Phone 956-631-4477
 Fax 956-787-1805


Printers and Scanners

 Insight Direct                MSI
 3820 South Harl Ave           501 Waller
 Tempe, AZ 85282               Austin, TX 78702
 Phone 800-476-4888 X 5151     Phone 512-473-2371
 Fax 602-333-3400              Fax 512-473-2371

 Compu Connect                 QIV Systems
 777 S. Central                4242 Woodcook Suite 101
 Expressway Ste 5D
 Richardson, TX 75080          San  Antonio, TX 78228
 Phone 972-680-3999            Phone 800-288-4126
 Fax 972-680-9253              Fax 210-736-4054


 Apple Corp                    CRC
 1846 N Shore Dr               201 North 15th
 Port Isabel, TX 78587         McAllen, TX 78501
 Phone 956-943-3145            Phone 956-631-2321
 Fax 956-943-3144              Fax 956-631-4636

 Computerland                  Dell
 15 W Main                     One Dell Way
 Uvalde, TX 78801              Round Rock, TX 78682
 Phone 803-278-6665            Phone 800-274-7799
 Fax 830-278-1513              Fax 800-433-9528


 Solutions Plus More           M&A Technology
 4106 N. 22 Suite 3            4407 Alpha Rd
 McAllen, TX 78504             Dallas, TX 75241
 Phone 956-664-1933            Phone 972-490-5803
 Fax 956-664-9776              Fax 972-490-0616

 Computers at Sunrise Mall     Wholesale Computers
 5858                          4610 San Bernardo Ste 1
 SPID #37B &  # 39, TX 78412   Laredo, TX 78041
 Phone 512-994-8887            Phone 956-725-3460
 Fax 512-994-8988              Fax 956-725-0133

Dean Williams Business         Educational Resources
Machines
5755 Bonhom Suite 416          8523 Pioneer Gold
Houston, TX 77036              San Antonio, TX 78249
Phone 713-266-3622             Phone 800-624-2926

Arsys Innotech                 Walks
10518 Harwin Dr                145 Boca Chica
Houston, TX 77036              Bronwnsville, TX; 78520
Phone 713-988-9988             Phone 800-481-0151
Fax 713-988-9989               Fax 956-542-0803

CGES                           Foremost Technologies
444 Scott Dr                   PO Box 3392
Bloomingdale, IL 60108         Brownsville, TX 78532
Phone 800-543-2437             Phone 956-831-4444
Fax 630-924-6850               Fax 956-831-2257

Matrix Data                    Tangent Computer
21555 Drake                    197 Airport
Cleveland, OH 44136            Burlingame, CA 94010
Phone 800-456-3325             Phone 800-342-9388
Fax 216-238-4546               Fax 650-342-9388

Apple Computer                 Download Computer
P O Box 149116                 11321 Richmond Ave
                               Suite 106-C
Austin, TX 78714               Houston, TX 77082
Phone 800-800-2775             Phone 888-217-9121
Fax 512-919-2974               Fax 281-870-8355

Northshore Computer Plus       D D Computer Warehouse
935 Freeport                   4642 Everhart
Houston, TX 77015              Corpus Christi, TX 78411
Phone 713-450-2270             Phone 512-993-5895
Fax 713-450-2577               Fax 512-993-5897

Computer Command               McCall Services
708 E. Goodwin                 800 N Shoreline
                               Suite 1100 South
Vlctoria, TX 77901             Corpus Christi, TX 78401
Phone 800-460-3305             Phone 512-883-2060
Fax 512-576-4259               Fax 512-883-0500

Genesys                        CPU Data
1289 Hammerwood Ave            1122 Pecan
SunnyVale, CA 94089            McAllen, TX 78501
Phone 408-541-1800 x 126       Phone 956-631-4477
Fax 408-541-1700               Fax 956-787-1805

Cimmaron                       Education Access
1830 NASA Road One              295 Santa Ana Ct
Houston, TX 77058              Sunnyvale, CA 94086
Phone 281-335-5840             Phone 800-741-8826 x 3145
Fax 281-335-5890               Fax 800-741-8827




















































EDUCATION SERVICE CENTER 18

Estimated Value of Contract: $525,000


Scope of Contract: Provider of computer Hardware and Software.

REGION 18

August 28, 1997




To the Vendor Addressed:

RE: Region 18 Education Service Center
Purchasing Cooperative Members

A few months ago you responded to Region 18 Education
Service Center's "open catalog''
 bid This letter is to formally advise you that you are an approved vendor for the Region 18
Education Service Center Purchasing Cooperative for the period June 23, 1997 June22, 1998

According to the information submitted, you are an approved vendor in the following:
Category:

R18C015 - School and Office Supplies, Instructional
Materials and furniture


R18C016 - Computer Hardware, Software, Supplies and
Accessories

R18C017 - P E and Athletic Supplies and Equipment


Enclosed for your file and reference is a list showing the members of tile Region 18 Purchasing Cooperative.
Each
member is responsible for their own
purchasing and orders are not processed through Region 18
ESC

Your cooperation regarding this matter is greatly appreciated Should you have any questions or concerns, please do not hesitate to call me at (915) 567-
3958 Thank you for your patience
 regarding; this matter


 Sincerely,

_________
 Gary E. Bond
 Purchasing Assistant


 cc H. Whitehead

REGION 18 EDUCATION SERVICE CENTER
1997-1998 Purchasing Cooperative Members

Kermit ISD 		      Marathon ISD      Marfa ISD
Curtis Barnett 		Fred Stair 		Linda
Gutierrez
601 S Poplar 		P O Box 416		P O Box T
Kermit TX 79745-4712 	Marathon TX 79842 Marfa TS
79843
915-586-1015 	      915-386-4474 	915-729-
4252

Big Spring ISD 	    Canutillo ISD      Coahoma ISD
Ronald Plumlee 	    Kay Fraser 	     Gina
McEndree
708 11th Place 	    P O Box 100 	     P O Box 110
Big Spring TX 79720   Canutillo TX 79835 Coahoma TX
79511
915-264-3620          915 877 -7430      915-394-4290


 Colorado ISD 	   Coppell ISD         Crane ISD
 Geneva Findley 	   Ralph M Seeley	     David
Roberson
 P O Box 1047        200 S Denton Tap Rd 511 W 8th
Street
 Colorado City       Coppell             Crane
 TX 79512            TX 75019            TX 79731-
3099
 915-728-5312	   214-471-1111 	     915-558-1020

Culberson County
Allamore ISD         Desoto ISD          Ector County
ISD
Angelica Robledo     Mel McFarling 	     Dan
Wilkinson
P O Box 899          200 E Belt Line Rd  P O Box 3912
Horn TX 79855        DeSoto TX           Odessa TX
                     75115-5795          79760-3912
915-283-2245	   972-274-8266 	     915-332-9151

Forsan ISD           Fort Davis ISD      Fort
Stockton ISD
Diana Lanspery       Sharon Lippe        Charles
Roberts
P O Drawer A         P O Box 1339        101 W
Division
Forsan TX 79733 	   Fort Davis TX 79734 Fort
Stockton TX
	                                   79735
915-457-2223	   915-426-3917        915-336-4000

Glasscock ISD        Grady ISD           Grandfalls-
                                         Royalty ISD
JoAnn Turner         Johnny Tubb         Paula
Francisco
P O BOX 9 	         HCR 72 Box 4        P O Box 10
Garden City TX 79739 Lenorah TX  	     Grandfalls
TX
79739                79749-9702          79742-0010
915-354-2230 	   915-459-2444 	     915-547-2266

Greenwood ISD 	   Highland Park ISD   Howard
County Jr.
                                         College
Larry McGough 	   Mary Bingham 	     Dennis
Churchwell
 2700 FM 1379 	   701S Westchester    1001
Birdwell
                                         Lane
Midland TX 79706	   Dallas TX 75205     Big Spring
TX
                                         79720
915-685-7803         214-523-1600        915-264-5167


 Kermit ISD 	   Marathon ISD        Marfa ISD
 Curtis Barnett 	   Fred Stair 	     Linda
Gutierrez
 601 S Poplar 	   P O Box 416         P O Box T
 Kermit TX	         Marathon TX         Marfa TX
79843
 79745-4712          79842
 915-586-1015        915-386-4474        915-729-4252

                                         Monahans-
Wickett
 McCamey ISD  	   Midland ISD         -Pyote ISD
 Ronnie Page 	   Leon Hartter 	     Joe Hayes
 P O Box 934 	   P O Box 2298	     606 S Betty
 McCamey TX	         Midland TX          Monahans TX
 79752               79701               79756
915-652-3141         915-689-1752        915-943-6711

	               Pecos-Barstow
Paris ISD 	         -Toyah ISD          Presidio ISD
Ben Coker            Cookie Canon        Gloria Baeza
P O Box 1159         P O Box 869         P O Box S
Paris TX 75460       Pecos TX 79772      Presidio TX
79845
903-737-7473	   915-447-7203	     915-229-3010

Rankin ISD	         Reagan County ISD   Region 18
ESC
Joyce Everidge       Delbert Dodds       Gary Bond
P O Box 90	1111     12th Street         P O Box
60580
Rankin TX            Big Lake TX         Midland TX
79778                76932               79711-0580
915-693-2461	   915-884-3705        915-567-3258

Rockwall ISD 	   Stanton ISD         Terlingua
ISD
Eva Kozlovsky	   Rob Roberson        Kathy

Killingsworth
801 E Washington	   P O Box 730	     P O Box 256
Street
Rockwall TX          Stanton TX          Terlingua TX
75087                79782               79852-0256
972-771-0605 	   915-756-2226        915-371-2281

Terrell              Ward
County ISD           County courthouse   Wink-Loving
ISD
Blain Chriesman      JudgeSam Massey     Holly Bryan
P O Box 747	         Courthouse          P O Box 637
Sanderson TX         Monahans TX         Wink TX
79848                79756               79789-0637
915-345-2251         915-943-3209        915-527-3700


EDUCATION SERVICE CENTER Region 1


Estimated Value of Contract: $525,000


 Scope of Contract: Provider of cabling and Network supplies.

 1900 WEST SCHUNIOR EDINBURG TEXAS 78539
210/3S3-5611 FAX210/383-3524


August 25, 1997


To: Vendor Addressed

From: Paul Hylander

Subject: Cabling RFP

The Region One Education Service Center Board of
Directors awarded one year contacts
to successful RFP respondents in August 20, 1997.
Districts participating in the Region
One Technology Cooperative will be able to use the services of the complained that were awarded contracts until August 31, 1998

Attached you will find a list of vendors that were awarded one year contract to provide cabling services for the Region One Technology
Cooperative.  You will need to send
each school district 2 copies of your cabling RFP proposals in order that you can provide for them. One copy of your RFP needs to be sent to District Business Manager and one copy needs to be sent to the District Technology
Coordinator.

School districts will develop cabling specifications for projects within their districts.
Vendors from the approved list can be contacted in order to determine who can provide the best service at the best price.

Please contact me at 956-383-5611 if you have any questions about the bid awards.

RFP Cable Installation Summary


Overview

Requests for cabling RFP's are designed to give each district with the maximum flexibility when installing a local area network
(LAN). This flexibility enables districts to choose a vendor that best meets their cabling needs in the areas Of purchasing supplies and equipment, labor costs, and costs of a turn key solution.

The RFP was designed around five scenarios for various types of Internet connectivity.
These included:

 Administrative Offices (10 drops)

 Computer Lab (30 drops)

 Library (12 drops)

 Classrooms (80 drops)

 Total Campus (132 (Drops)

Each vendor must be able to meet or exceed the LAN cabling standards found in
Appendix A of the RFP as well as meet the general and specific specifications of the
RFP.

School districts will need to write their own cabling specifications for specific projects and vendors must be able to comply with all requirements of the districts and the RFP
Districts will be able to negotiate the best deal from the approved vendor list that best meets the needs of the district.


Approved Vendors for Cabling and Equipment/Supplies
August 20, 1997-Augilst 31, 1998




 Vendor

 Micro Media Solutions
 D'Tcl Communication
 ATE Telecom Solutions
 Cable Com
 Lucent Technologies
Southwestern Bell
Ecomm Systems
Carroll Systems
Anixter/NaCom
GTE
Walks Office Technology
 Sabre Data
 ANS Computers
Data Comm

Vendors Approved for Equipment and Supplies
August 20, 1997 August 31, 1998


 Valmac Electric
 Icon Technology
 Micro Warehouse
 Kent Data Comm



January 20 1998


To: Vendor Addressed
From: Paul Hylander


Subject: Approved Bid Awards


Enclosed you will find copies of the approved bid awards for the following categories:

 Computers and Computer parts

 Software

 Computer Maintenance

 Printers and Scanners

You are requested to send two (2) copies of your catalog to the school districts in Region
One. One copy goes to the District Business Manager and one copy goes to the Technology Coordinator. Failure to send out copies of your catalog could result in the termination of your bid award contract approved by the Region One Board of Directors on December 16, 1997.

The bid awards are in effect until December 31, 1998 and Region One ESC has the option to renew this contract for an additional year.

Please contact Paul Hylander at 956-383-5611 if you need additional information.


Multimedia Cooperative

Bid Awards

1997-1998





Computers and Computer Systems


 December 31,1997 to December 31, 1998



Generic Computers

Insight Direct	      Compu Connect
3820 South Harl Ave	777 S Central Expressway
                        Ste. 5 D
Tempe, AZ 85282	      Richardson, TX 75080
Phone 800-476-4888x5151 Phone 972-680-3999
Fax 602-333-3400	      972-680-9253

QIV Systems 	      Small Business Computer
4242 Woodcook Suite 101 409 E. Jackson
 San Antonio, Tx 78228 	Harlingen, TX 78550
 Phone 800-288-4126 	Phone 956-421-3279
 Fax 210-736-4054 	Fax 956-421-3177

 CRC Solutions	      Plus More
 201 North 15th	      4106 N. 22 Suite 3
 McAllen, TX 78501 	McAllen, TX 78504
 Phone 956-631-2321 	Phone 956-664-1933
 Fax 956-631-4636 	Fax 956-664-9776

 M&A Technology 	      Micro Solutions
 4407 Alpha Rd 		1311 E. Hackberry
 Dallas, TX 75244	      McAllen, TX 78501
 Phone 972-490-5803 	Phone 956-682-18l9
 Fax 972-490-0616 	Fax 956-682-6560

 Computers at	      Arlington Computers
  Sunrise Mall 5858      Parts & Service
 SPID #37B & H 39       2801 E Pioneer Parkway Suite
   TX 78412             122
                        Arlington, TX 76010
 Phone 512-994-8887 	Phone 817-649-1968
 Fax 512-994-8988 	Fax 817-649-2055

 Wholesale Computers 	NBA Computer Service
 4610 San Bernardo      4017 Frederickburg Rd,
 Ste B                  Suite E
 Laredo, TX 78041 	San Antonio, TX 78201
 Phone 956-725-3460 	Phone 210-732-1492
 Fax 956-725-0133 	Fax 713-732-1495


 HB Distribution 		Ameritel
 9630 Clarewood Dr.	11120 N Stemmon's Frwy
 Suite Bl
 Houston, TX 77036 	Dallas, TX 75229
 Phone 713-776-4778 	Phone 972-484-8549
 Fax 713-776-4770	 Fax 972-484-5491

Walks 	            Foremost Technologies
115 Boca Chica          PO Box 3392
Brownsville. TX 78520	Brownsville TX; 78532
Phone 800-481-0151	Phone 956-831-4444
Fax 956-542-0803	      Fax 956-831-2257

 Corby Company 	      Tangent Computer
 401 Isom Suite 500 	197 Airport
 San Antonio, TX 78216 	Burlingame, CA 94010
 Phone 210-340-2113 	Phone 800-342-9388
 Fax 210-340-1217 	Fax 650-342-9388

Download Computer 	D D Computer Warehouse
 11321 Richmond Ave	4642 Everhart
 Suite 106-C
 Houston, TX 77082 	Corpus Christi, TX 78411
 Phone 888-217-9121 	Phone 512-993-5895
 Fax 281 -870-8355 	Fax 512-993-5897

 McCall Services 		Genesys
 800 N Shoreline South 	1289 Hammerwood Ave
 Suite 1100
 Corpus Cbristi,	      SunnyVale, CA 94089
 TX 78401
 Phone 512-883-2060 	Phone 408-541-1800 x 126
 Fax 512-883-0500 	Fax 408-541-1700

 CPU Data  	            Cimarron
 1122 Pecan 	      1830 NASA Road One
 McAllen, TX 78501 	Houston, TX 77058
 Phone 956-631-4477 	Phone 281-335 5840

 Micro World
 326 Maple Ave
 Torrance, CA 90503
 Phone 310-533-1177x270
 Fax 310-533-0501



         Gateway Computers


 Omtex		      Gateway 2000 Major Accounts
 1221 S Main Suite 207 	610 Gateway Dr
 Boerne, TX 78006	      N. Sioux City, SD 57049
 Phone 800-482-8397 	Phone 800-779-2000
 Fax 830-249-3319 	Fax 605-232-2701



            HP Computers

 Insight Direct 	      MSI
 3820 South Harl 	      501 Waller
 Tempe, AZ 85282 	      Austin, TX 78702
 Phone 800-476-4888	Phone 512-476-6925
 x 5151
 Fax 602-333-3400 	Fax 512-473-2371

 QIV Systems 	      Ameritel
 4242 Woodcook	      11120 N Stemmons Frwy
 Suite 101
 San Antonio, TX 78228 	Dallas, TX 75229
 Phone 800-288-4126 	Phone 972-484-8549
 Fax 210-736-4054 	Fax 972-484-5491

 Walks 		      CGES
 145 Boca Chica 		444 Scott Dr
 Brownsville, TX 78520 	Bloomingdale, IL 60108
 Phone 800-481-0151	Phone 800-543-2437
 Fax 956-542-0803 	Fax 630-924-6850



 Download Computer 	D D Computer Warehouse
 1321 Richmond Ave	4642 Everhart
 Suite 106-C
 Houston, TX 77082 	Corpus Christi, TX 7X411
 Phone 888-217-9121 	Phone 512-993-5895
 Fax 281-870-8355 	Fax 512-993-5897

 CPU Data 	            Argon Technologies
 1122 Pecan 	      1531 W IH 30
 McAllen, TX 78501 	Greenville, TX 75402
 Phone 956-631-4477 	Phone 903-45S-5036
 Fax 956-787-1805 	Fax 903-455-2115

 Cimarron 	            Education Access
 1830 NASA Road One 	295 Santa Ana Ct
 Houston, TX 77058 	Sunnyvale, CA 94086
 Phone 281-335-5840 	Phone 800-741-8826 x 3145
 Fax 281-335-5890 	Fax 800-741-X827



Dell Computers

 QIV Systems	      Dell
4242 Woodcook Suite 101	One Dell Way
San Antonio, TX 78228	Round Rock, TX 78682
Phone 800-288-4126	Phone 800-274-7799
Fax 210-736-4054	      Fax 800-433-9528

 Ameritel 	            Download Computer
 11120 N Stemmons Frwy	11321 Richmond Ave
                        Suite 106-C
 Dallas, TX 75229 	Houston, TX 77082
 Phone 972-484-8549 	Phone 888-217-9121
 Fax ###-##-####	      Fax 281-870-8355

McCall Services
800 N Shoreline Suite 1100 South
Corpus Christi, TX 78401
Phone 512-883-2060
Fax 512-883-0500



Toshiba Computers

 Insight Direct 	      MSI
 3820 South Harl Ave 	501 Waller
 Tempe, AZ 85282	      Austin, TX 78702
 Phone 800-476-4888	Phone S12-476-6925
 x 5151
 Fax 602-333-3400 	Fax 512-473-2371

 Solutions Plus More	Wholesale Computers
 4106 N 22 Suite 3	4610 San Bernard Ste B
 McAllen, TX 78504 	Laredo, TX 78041
 Phone 956-664-1933 	Phone 956-72S-3460
 Fax 956-664-9776 Fax 956-725-0133


 Ameritel 	             Download Computer
 11120 N Stemmons Frwy	 11321 Richmond Ave Suite
106-C
 Dallas, TX 75229 	 Houston, TX 77082
 Phone 972-484-8549 	 Phone 888-217-9121
 Fax 972-484-5491	       Fax 281-870-8355

D D Computer Warehouse 	 Cimarron
642 Everhart 	       1830 NASA Road, One
Corpus Christie,         Houston, TX 77058
TX 78411
Phone 512-993-5895	 Phone 281-335-5890
Fax 512-993-5897	       281-335-5890


Acer Computers

 Insight Direct 	      Solutions Plus More
 3820 South Harl Ave 	4106 N. 22 Suite 3
 Tempe, AZ 85282 	      McAllen, TX 78504
 Phone 800-476-4888	Phone 956-664-1933
 x 5151
 Fax 602-333-3400 	Fax 956-664-9776

 Wholesale Computers 	 Ameritel
 4610 San Bernardo Ste B 11120 N Stemmons Frwy
 Laredo, TX 78041 	 Dallas, TX 75229
 Phone 956-725-3460 	 Phone 972-484-8549
 Fax 956-725-0133 	 Fax 972-484-5491

 Arsys Innotech 	       Walks
 10518 Harwin Dr 	       145 Boca Chica
 Houston, TX 77036 	 Brownsville, TX 78520
 Phone 713-988-9988	 Phone 800-481-0151
 Fax 713-988-9989        Fax 956-542-0803

 Foremost Technologies 	 Download Computer
 P O Box 3392 	11321  Richmond Ave Suite 106-C
 Brownsville, TX 78532	 Houston, TX 77082
 Phone 956-831-4444 	 Phone 888-217-9121
 Fax 956-831-2257	       Fax 281-870-8355

 D D Computer Warehouse CPU Data
 4642 Everhart 	      1122 Pecan
 Corpus Christi,	      McAllenl TX 78501
 TX 78411
 Phone 512-993-5895 	Phone 956-631-4477
 Fax 512-993-5897 	Fax 956-787- 1805

 Cimarron 	            Micro World
 1830 NASA Road One 	326 Maple Ave
 Houston, TX 77058 	Torrance, CA 90503
 Phone 281-335-5840 	Phone 310-533-1177x270
 Fax 281-335-5890 	Fax 310-533 -0501

IBM Computers
  Computer City		      Insight Direct
  300 W 3rd St Suite 1500	3820 South Harl Ave
  Fort Worth, TX 76102		Tempe, AZ 85282
  Phone 817-415-3250		Phone 800-476-4888
                              x5151
  Fax 817-415-3350		Fax 602-333-3400




 MSI 		                  Computer Education
                              Solutions
 501 Waller                   11211 N Main
 Austin, TX 78702             McAllen, TX 78501
 Phone 512-476-6925           Phone 800-303-8689
 Fax 512-473-2371                Fax 956-584-3961

 QIV Systems                  Computerland
 4242 Woodcook Suite 101      115 W Main
 San Antonio, TX 78228        Uvalde, TX 78801
 Phone 800-288-4126           Phone 803-278-6665
 Fax 210-736-4154             Fax 830-278-1513

 Solutions Plus More          Arsys Innotech
 4106 N.22 Suite 3            10518 Harwin Dr
McAllen, TX 78504             Houston TX 77036
Phone 956-664-1933            Phone 713-988-9988
 Fax 956-664-9776             Fax 713-988-9989

CGES                         Download Computer
444 Scott Dr                 11321 Richmond Ave
                             Suite 106C
Bloomingdale, IL 60108       Houston, TX 77082
Phone 910-543-2437           Phone 888-217-9121
Fax 630-924-6850             Fax 281-870-8355

CPU Data                     Argon Technologies
1172 Pecan                   1531 W IH 30
McAllen, TX 78501            Greenville, TX 75402
Phone 956-631-4477           Phone 903-455-5036
Fax 956-787-1805             Fax 903-455-2115






Apple Computers

 Small Business Computer     Apple Corp
 409 E. Jackson 		     1846 N Shore Dr
 Harlingen, TX 78550	     Port Isabel, TX 78587
 Phone 956-421-3279 	     Phone 956-943-3145
 Fax 956-421 -3177	     Fax 956-943-3144

Apple Computer
P O Box 149116
Austin, TX 78714
Phone 800-800-2775
Fax 512-919-2974





Sun Computers


 MSI 		            Sun Microsystems
 501 Waller 	      6034 W Courtyard Dr Suite 200
 Austin. TX 78702	      Austin, TX 78730
 Phone 512-476-6925 	Phone 512-346-8761
 Fax 512-473-2371 	Fax 512-346-8761



Internet Devices

Internet Products
8947 A Complex Dr
San Diego, CA 92123
Phone 888-468-3742
Fax 619-574-4111






Computer Software


 December 31, 1997 to December 31, 1998
ACProductivity Software

Computer City 		QIV Systems
300 W 3rd St Suite 1500	1242 Woodcook Suite 1111
Fort Worth, TX 76102	San Antonio, TX 78228
Phone 817-415-3250	Phone	800-288-4126
Fax 817-415-3350	      Fax 210-736-4054

Computerland		Dell
115 W Main	            One Dell Way
Uvalde, TX 78801	      Round Rock, TX 78682
Phone 803-278-6665	Phone 800-433-9528
Fax 830-278-1513	      Fax 800-433-9528

 M&A Technology 	      Micro Solutions
 4407 Alpha Rd 		1311 E. Hackberry
 Dallas TX 75244 	      McAllen, TX 78501
 Phone 972-490-5803 	Phone 956-682-1819
 Fax 972-490-0616 	Fax 956-682-6560
Arlington Computers       Wholesale Computers
Parts & Service
2801 E Pioneer Parkway    4610 San Bernardo
 Suite 122                Ste B
Arlington, TX 76010 	  Laredo, TX 78041
Phone 817-649-1968 	  Phone 956-725-3460
 Fax 817-649-2055		  Fax 956-725-0133

HB Distribution 		Ameritel
9630 Clarewood Dr       11120 N Stemmons Frwy
Suite B 1
Houston, TX 77036		Dallas TX 75229
Phone 713-776-4778      Phone 972-484-5491
Fax 713-776-4770		Fax 972-484-5491

The Software Source 	Foremost Technologies
 1750 Brielle A-2  	PO Box 3392
 Ocean. NJ 07712 		Brownsville TX 78532
Phone 732-695-2100	Phone 956-831-4444
 Fax 732-695-1070		Fax 956-831-2257

Tangent Computer	      Download Computer
 Airport 		      11321 Richmond Ave
                        Suite 106-C
Burlingame, CA 94010 	Houston TX 77082
Phone 800-342-9388	Phone 888-217-9121
 Fax 650-342-9388		Fax 281-870-8355

D D Computer Warehouse 	Cimarron
4642 Everhart 		l830 NASA Road One
Corpus Christi. TX 78411Houston TX 77058
Phone 512-993-5895 	Phone 281-335-5840
 Fax 512-993-5897 	Fax 281-335-5890

Azarat Marketing
2809 Bird Ave Suite 299
Miami FL 33133
Phone 305-285-7297
Fax 305-285-8879



Education Software

 Computer City	        ET&T/Regency
 300 W 3rd St Suite 1500  1214 C  Stonghollow Dr
 Fort Worth, TX 76102 	  Kingwood, TX 77339
 Phone 817-415-3250 	  Phone 800-419-9119
 Fax 817-415-3350	        Fax 280-358-7397

 Computers at Sunrise 	 Arlington Computers
 Mall                    Parts & Service
 5858 		       2801 E Pioneer Parkway
                         Suite 122
 SPID #37B & # 39,	 Arilington, TX 76010
 TX 78412
 Phone 512-994-8887 	 Phone 817-649-1968
 Fax 512-994-8988	       Fax 817-649-2055

 Wholesale Computers 	 Educational Resources
 4610 San Bernardo Ste B 8523 Pioneer Gold
 Laredo, TX 78041 	 San Antonio, TX 78249
 Phone 956-725-3460	 Phone 800-624-2926
 Fax 956-725-0133	       Fax 210-684-7670

 Ameritel 		       Computer Tutor
 11120 N Stemmons Frwy   Rt. 1 Box 31 G
Dallas, TX 75229 	       Farmersville, TX 75442
 Phone 972-484-8549 	 Phone 800-472-0071
 Fax 972-484-5491        Fax 903-776-2100

School Visions of Texas
704 Nightingale #8
McAllen, TX 78504
Phone 956-687-3210
Fax 956-782-1019



ILS Software

New Century              Jostens
220 Old New Brunswickq   7878 N 16th Suite 100
Picataway, NJ 08854	 Pheonix, AZ 85020
Phone 800-833-6232	 Phone 800-422-4339
Fax 732-981-0552	       Fax 602-230-7034

 Small Business Computer ET&T/Regency
 409 E. Jackson 	1214C  Stonghollow Dr
 Harlingen, TX 78550 	 Kingwood, TX 77339
 Phone 956-421-3279 	 Phone 800449-9119
 Fax 956-421-3177 	 Fax 280-358-7397


 Computerland 	       Tangent Computer
 115 W Main 	       197 Airport
 Uvalde, TX 78801	       Burlingame, CA 94010
 Phone 803-278-6665 	 Phone 800-342-9388
 Fax 830-278-1513 	 Fax 650-342-9388







Computer Maintenance


December 31, 1997 to December 31. 1998



Computer Maintenance

Computer City	        MSI
300 W 3rd St Suite 1500	 501 Waller
Fort Worth, TX 76102	 Austin, TX 78702
Phone 817-415-3250	 Phone 512-476-6925
Fax 817-415-3350	       Fax 512-473-2371

QIV Systems 		 Small Business Computer
 4242 Woodcook Suite 101 409 F. Jackson
 San Antonio, TX 78228   Harlingen, TX 78550
 Phone 800-288-4126	 Phone 956-421-3279
 Fax 210-736-4054 	 Fax 956-421-3177

 CRC 	                   Computerland
 201 North 15tb 	       115 W Main
 McAllen, TX 78501	 Uvalde, TX 78801
 Phone 0956-631-2321 	 Phone 803-278-6665
 Fax 956-631-4636 	 Fax 830-278-1513

 Solutions Plus More 	 M&A Technology
 4106 N. 22 Suite 3 	 4407 Alpha Rd
 McAllen, TX 78504	 Dallas, TX 75244
 Phone 956-664-1933 	 Phone 972-490-5803
 Fax 956-664-9776 	 Fax 972-490-0616

 Micro Solutions 		 Computers at Sunrise Mall
 1311 E. Hackberry 	 5858
 McAllen, TX 78501	 SPID #37B & # 39, TX 78412
 Phone 956-682-1819 	 Phone 512-994-8887
 Fax 956-682-6560 	 Fax 512-994-8988

 Wholesale Computers 	 NBA Computer Service
 4610 San Bernardo      4017 Frederickburg Rd,
 Ste B                  Suite E
 Laredo, TX 78041 	San Antonio, TX 78201
 Phone 956-725-3460 	Phone 210-732-1492
 Fax 956-725-0133 	Fax 713-732-1495

 HB Distribution	      Ready Smart Systems
 9630 Clarewood Dr	801 Quince,  Ste 14
 Suite B 1
 Houston, TX 77036 	McAllen, TX 78501
 Phone 713-776-4778 	Phone 956-686-9518
 Fax 713 776-4770       Fax 956-686-9581


 Foremost Technologies	 Tangent Computer
 P O Box 3392 		 197 Airport
 Download Computer 	 D D Computer Warehouse
 11321 Richmond Ave      4642 Everhart
 Suite 106
 Houston, TX 77082 	 Corpus Christi, TX 78411
 Phone 888-217-9121 	 Phone 512-993-5895
 Fax 281-870-8355 	 Fax 512-993-5897



Computer Command 		McCall Services
708 E. Goodwin 		800 N Shoreline
                        Suite 1100 South
Victoria, TX 77901      Corpus Christi, TX 78401
Phone 800-460-3305 	Phone 512-883-2060
Fax 512-576-4259        Fax 512-883-0500


CPU Data
1122 Pecan
McAllen, TX 78501
Phone 956-631-4477
Fax 956-787-1805


Printers and Scanners

Insight Direct            MSI
3820 South Harl Ave  	  501 Waller
Tempe, AZ 85282 	        Austin, TX 78702
Phone 800-476-4888 X 5151 Phone 512-473-2371
 Fax 602-333-3400	        Fax 512-473-2371

Compu Connect		  QIV Systems
777 S. Central Expressway 4242 Woodcook Suite 101
Ste 5D
Richardson, TX 75080      San Antonio, TX 78228
Phone 972-680-3999        Phone 800-288-4126
Fax 972-680-9253 		  Fax 210-736-4054

 Apple Corp 		CRC
 1846 N Shore Dr 	      201 North 15th
 Port Isabel, TX 78587 	McAllen, TX 78501
 Phone 956-943-3145 	Phone 956-631-2321
 Fax 956-943-3144 	Fax 956-631-4636

 Computerland		Dell
 15 W Main 		      One Dell Way
 Uvalde, TX 78801       Round Rock, TX 78682
 Phone 803-278-6665 	Phone 800-274-7799
 Fax 830-278-1513 	Fax 800-433-9528


Solutions Plus More 	M&A Technology
4106 N. 22 Suite 3 	4407 Alpha Rd
McAllen, TX 78504 	Dallas, TX 75241
Phone 956-664-1933 	Phone 972-490-5803
Fax 956-664-9776        Fax 972-490-0616

Computers at Sunrise 	Wholesale Computers
Mall 5858               4610 San Bernardo Ste 1
SPID #37B &  # 39,	Laredo, TX 78041
TX 78412
Phone 512-994-8887 	Phone 956-725-3460
Fax 512-994-8988 	      Fax 956-725-0133


Dean Williams           Educational Resources
Business Machines
5755 Bonhom Suite 416 	8523 Pioneer Gold
Houston, TX 77036 	San Antonio, TX 78249
Phone 713-266-3622	Phone 800-624-2926

Arsys Innotech 		Walks
10518 Harwin Dr 		145 Boca C'hie;a
Houston, TX 77036 	Bronwnsville, TX; 78520
Phone 713-988-9988	Phone 800-481-0151
Fax 713-988-9989 		Fax 956-542-0803

 CGES 		      Foremost Technologies
 444 Scott Dr 		PO Box 3392
 Bloomingdale, IL 60108 Brownsville, TX 78532
 Phone 800-543-2437 	Phone 956-831-4444
 Fax 630-924-6850 	Fax 956-831-2257

 Matrix Data 		Tangent Computer
 21555 Drake 		197 Airport
 Cleveland, OH 44136 	Burlingame, CA 94010
 Phone 800-456-3325 	Phone 800-342-9388
 Fax 216-238-4546 	Fax 650-342-9388

 Apple Computer 	      Download Computer
 P O Box 149116 	      11321 Richmond Ave
                        Suite 106-C
 Austin, TX 78714 	Houston, TX 77082
 Phone 800-800-2775 	Phone 888-217-9121
 Fax 512-919-2974 	Fax 281-870-8355

 Northshore Computer	D D Computer Warehouse
 Plus
 935 Freeport 		4642 Everhart
 Houston, TX 77015 	Corpus Christi, TX 78411
 Phone 713-450-2270 	Phone 512-993-5895
 Fax 713-450-2577 	Fax 512-993-5897

 Computer Command 	McCall Services
 708 E. Goodwin 		800 N Shoreline Suite 1100
                        South
 Victoria, TX 77901 	Corpus Christi, TX 78401
 Phone 800-460-3305 	Phone 512-883-2060
 Fax 512-576-4259 	Fax 512-883-0500

 Genesys 	             CPU Data
 1289 Hammerwood Ave 	   1122 Pecan
 SunnyVale, CA 94089 	   McAllen, TX 78501
 Phone 408-541-1800 x 126  Phone 956-631-4477
 Fax 408-541-1700	       Fax 956-787-1805

 Cimmaron	            Education Access
 1830 NASA Road One 	295 Santa Ana Ct
 Houston, TX 77058	Sunnyvale, CA 94086
 Phone 281-335-5840	Phone 800-741-8826 x 3145
 Fax 281-335-5890 	Fax 800-741-8827




EDUCATION SERVICE CENTER 5

Estimated Value of Contract: $525,000

Scope of Contract: Provider of computer Hardware and Software.





Region V
 Education Service Center
2295 Delaware Street, Beaumont, Texas 77703-4299
 (409)838-5555 TDD:(409)835-5168 FAX:(409)833-9755


Telecommunications Device - Deaf


 June 26, 1997
 Micro-Media Solutions, Inc.
 Karla Gonzales
 501 Waller
Austin, Texas 78702

 Dear Karla Gonzales:

Thank you for submitting a bid for Computer, Peripherals and Operating
Systems which was opened on June 1 7, 1997. The Region V
Education Service
Center has compiled all of the bid sheets which the vendors have submitted and will send a booklet to each of the participating districts.

We are now asking that you make sure that you send a minimum of two catalogs or bound price lists for use in product selection to each district
Purchasing Departments and Region V Education Service
Center as stated in
the Specific Terms and Conditions of said bid. These bound documents must be clearly labeled on front cover with the name of said bid and date bid is good through.

Again thank you for submitting a bid and our cooperative looks forward to doing business with you as our needs arise.



 Sincerely,

_____________________

 John Applebach
 Business Manager
 JA:srv

Attachment - Listing of Participating School Districts


_




















Overview

Southwestern Bell Integrated Technologies (SWB IT) is issuing this Request For Quote
 (RFQ) to secure subcontractors on state and/or local basis to install and maintain for a 3 year period: CSU/DSUs, routers hubs NTl/TAs, printers, Category 5 wiring and personal computers in rural and metro areas across the state of Texas. There are approximately
1000 locations across the state that will be installing the equipment and services described below. The timeline for this project is January 1998 through March 1999. There are two designs that will be described below; each will be used to provide Internet access to schools and public libraries across the state. Responses are due on 9/1/97at 5:00 P.M.

Scope of Work


Each subcontractor will provide a turnkey cost to SWB for the installation designs discussed and illustrated below for both installation and a three-year on site maintenance contract. It uril1 be the contractors' responsibility to coordinate addressing of the network equipment with the end user customer. Contractor will also be responsible for extended wiring (if necessary) from the demarcation point to the equipment location.

 Design #1

 This design includes a two port ISDN terminal adapter (TA) that will be shared by two PCs. Using a port on the TA, these P'Cs will use Windows NT 4.0 dial-up networking
To connect via a B-channel to an ISP. The NT workstations will also use a 10Base2 Ethernet LAN to share a printer.
The
printer will be attached to the parallel port of one
 workstations and shared via Microsoft Networking to the other workstation. Each workstation will be configured with Windows NT Workstation 4.0, Microsoft Internet Explorer
(latest version at time of install), and Norton Anti-virus for Windows NT (with auto-protect enabled). Further configuration of the PCs will be according to the forms in Attachment D. The successful subcontractor(s) will provide installation of all hardware and software from the SWB point of demarcation up to and including the PC for Internet access. SWB will provide all equipment (i.e., NT1/TA, PCs, Printer, and Network cables)SWB will ship all equipment to the work site or to the subcontractor prior to the installation date. The subcontractor will provide installation, configuration, testing, documentation, and any incidental wiring (plenum rated, if necessary). A sketch of this design is included as Attachment A. All incidental hardware will be provided by the contractor (i.e., d-rings.
tie wraps, wire mold, etc.) It will be the contractors'
 responsibility to pre-survey and coordinate the installations of all sites.

 Design # 2

 Design # 2 is more complicated than design #1. In short it
is a hub site and up to 2 remotes or a hub site plus up to
7
remotes. The HUB Site will use a router to connect to an ISP at TI speed. The only difference between the two hub sites is the upgrade of the router from a Cisco 2524 to a 4500.
The remotes will al1 be the same configuration and hardware.
The goal of this design is to complete a network-to-network" dedicated connection between the local LANs and the Internet. this will allow all workstations and servers attached to the local LANs access to the Internet. The hub site will include a Windows NT Server (acting as a domain controller, file server and WINS server) and four Windows
N1
Workstations (with Microsoft Internet Explorer -latest version- and Norton Anti-virus -with auto-protect enabled).
The Server and Workstations will be configured to use
Microsoft Networking over IP. A printer will be attached to the parallel port of a workstation. The printer wil1 be shared for use by all other workstations. The remote sites
(up to two or seven depending on router used) will have two Windows NT workstation5 with similar configurations as the one at the host, including a local printer to be shared between the two. Further configuration of the PCs and workstations will be according to the forms in Attachment
E.
The successful subcontractor(s) will provide installation of all hardware and software from the SWB point of demarcation up to and including the PC for internet access. SWB will provide all equipment (i.e., CSU/DSU, PCs, Printers, Racks,
Routers! and Network cables) and will ship it to the work site or to the subcontractor prior to the installation date.
The subcontractor will provide installation, configuration, testing and documentation of al1 equipment plus Category 5 wiring from the hub to the information outlet. All wiring will be certified 100BaseT, category 5, unshielded twisted pair, plenum rated cabling 1Eis includes patch panels, wiring, information outlets, and incidental hardware. A sketch of this design is included in Attachment B for the 2500 router and Attachment C for the 4500 router. It will bc the contractors' responsibility to pre-survey and coordinate the installations of all sites. All incidental hardware will be provided by the contractor (i.e., d-rings, tie wraps, wire mold, etc.).

Maintenance

The successful subcontractor(s) will be required to provide
a 3 year, next day, on site maintenance package, available
8
hours per day for 5 days per week. This package must include a minimum two-hour phone response during hours covered. The package must also cover all hardware and software. SWB will maintain the communication lines, however, it may bc necessary at times for the contractor(s) to assist in determining the problem is related to hardware/software, the telecommunications network, or both. Generally, any trouble will be referred directly to the subcontractor from the end user customer. However, SWB may establish a single point for all trouble reporting and coordination. If we elect this option, all trouble dispatches will originate from the Technical Assistance Center (TAC). It will be the subcontractor(s)' responsibility to dispatch their own personnel to close the trouble report and respond to the TAC SWB will purchase the PCs, Printers, routers, HUBs and communications equipment with 3year replacement parts warranty that viill be passed on to the subcontractor.
Paper, print cartridges, and consumables are not included in the three-year maintenance.

Conclusion



It is understood that it is almost impossible for one subcontractor to have a presence across the state. It is SWB's intent to establish a network of subcontractors to cover the entire state; therefore, it is extremely important that each potential bidder clearly identify their geographic area of coverage.

Technical questions may be referred to Rick Reyes on (713)
5674605 or Mark Hajda on (713) 567 vIS00. Contract or procedural issues may be referred to E]ayne Donahue
Duncan on (713) 567-7680






Bid Sheet

Design # 1


 Turn key installation of Design #1 per site $
 Includes any incidental wiring

 Maintenance of Design # 1 per site $

 Design # 2

 Turn key network installation of hub site Design # 2 per site $
 Using Cisco 2524 Router

 Or

 Turn key network installation of hub site Design # 2 per site $
 Using Cisco 4500 Router

 Turn key wiring installation of Design # 2 per hub site $_
 Turn key remote site installation of Design # 2 per site S
 Includes any incidental wiring
 Maintenance of Design # 2 per hub site $
 Using Cisco 2524 Router

 Or

Maintenance of Design # 2 per hub site $
 Using Cisco 4500 Router


 Maintenance of Design # 2 per remote site $_


 Hourly Charge for after hours work (other than M-F 8-5) $


Do you have a Help Desk with toll fee (1-800 number) access?
YES_ NO_




 If Yes;

Three year total charge for Design #1 $

Three year total charge for Design #2 $
 -with 2524 router (hub site)
 Three year total charge for Design #2 $
 -with 4500 router (hub site)

 Three year total charge for each remote site in Design $/2
S


Geographic area of the state where you are able to provide this service, please is list cities, counties, genera] area you prefer to work, etc Please indicate your preference below:


Field Trial Agreement No. 970097

FIELD TRIAL AGREEMENT




 Southwestern Bell Telephone Company (SMIBT) a Missouri Corporation
 One Bell Center
 St. Louis, Missouri 63101


 and


 Micro Media Solutions, Inc. (MSI) (MSI)
 a Texas Corporation
 501 Waller Street
 Austin, Texas 78702


 1NDEX

 PREAMBLE 3

 TERM  3

ASSIGNMENT 3

 BREACH OF AGREEMENT 3

 CHOICE OF LAW  3

 COMPLAINTS  4

 COMPLIANCE WITH LAWS .4

 CONFLICT OF INTEREST  4

 CURE 4

 SWBT'S INFORMATION 4

SWBT'S OBLIGATION  5

 EMERGENCY SUPPORT 5

 ENTIRE AGREEMENT  6

 FORCE MAJEURE  6

 INFRINGEMENT   6


 INSIGNIA   7

 INSURANCE  7

 LIABILITY   8

 LICENSES 8

 NO FIDUCIARY 8

 NO PARTNERSHIP  9

NON-EXCLUSIVE MARKET RIGHTS  9

 NON WAIVER  9

 NOTICES   9

 PERFORMANCE  10

 PUBLICITY 10

 PURCHASE OPTION  10


 RELEASES VOID   10


 RIGHT OF ACCESS     10


 SEVERABILITY  11

 SERVICES  11

 SUBCONTRACTING  11

MSI'S INFORMATION  11

 SURVIVAL OF OBLIGATIONS   11

 TAXES  11

TERMINATION 12

 WARRANTY  12

 WORK HEREUNDER  12


APPENDIX A - NONDISCRIMINATION COMPLIANCE AGREEMENT
APPEyNDIX B - SERVICES

PREAMBLE

SWBT and MSI agree that MSI shall act as SWBT's agent and furnish to SWBT customers, ADSL Fulfillment services and Customer Premises Equipment Installation and Maintenance services, hereinafter referred to as "Services", in accordance with the terms and conditions and specifications of this field trial agreement ("Agreement") Services are outlined in Appendix B, attached hereto by this reference..
This Agreement is formed solely to provide a means for SWBT to evaluate the potential use of the Service in SWBT's operating area in the form of a field trial. This Agreement in no way implies or expresses any purchase of MSI's services or any future purchase of equipment or services similar to service furnished by MSI, unless provided for in a separate written agreement. In consideration of the mutual covenants and promises contained herein, the parties agree as follows:

TERM

This Agreement shall be effective for the duration of the field trial evaluation which shall begin on October 1, 1997 and shall continue in effect through September 30, 1998 unless earlier terminated as provided for herein.

TERM

Neither party shall assign or otherwise transfer its rights or obligations under this Agreement except with prior written consent of the other, said consent not to be unreasonably withheld; provided, however, SWBT shall have the right to assign this Agreement to any present or future affiliate, subsidiary or parent corporation of SWBT without securing the consent of MSI and may grant to any such assignee the same rights and privileges SWBT enjoys under this Agreement. Any attempted assignment not assented to in the manner as prescribed herein shall be void.

BREACH OF AGREEMENT

In the event MSI shall be in breach or default of any of the terms, conditions or covenants of this Agreement, and said breach or default shall continue for a period of ten (10) days after the giving of written notice to MSI, thereof, then in addition to all other rights and remedies at law or in equity, SWBT shall have the right to cancel this Agreement at no penalty to SWBT and/or enforce the provisions set forth in the
PERFORMANCE clause hereof.

CHOICE OF LAW

This Agreement shall be governed by the laws of the state of
Missouri.


 COMPLAINTS


SWBT reserves the right to notify MSI in cases where SWBT has identified current or potential problem areas concerning
MSI's SERVICE furnished hereunder.

MSI agrees to accept and acknowledge such notices and to work with SWBT on a reasonable resolution of such problems.
Notice of the disposition and solution of such problems shall be provided to SWST within ten (10) days of SWBT's notification to MSI. Periodic reporting of the status of such open problems or complaints will be furnished to SWST by MSI together with a proposed schedule of resolution.
Such
resolution shall not exceed thirty (30) days.

COMPLIANCE WITH LAWS

MSI and all persons furnished by MSI shall comply with the provision of all applicable federal, state, county and local laws, ordinances, regulations and codes (including identification and procurement of required permits, certificates, approvals and inspections) in MSI's performance under this Agreement. MSI further agrees during the term of this Agreement to comply with all applicable
Executive and Federal regulations as set forth in Appendix
A, Nondiscrimination Compliance Agreement, attached hereto and made a part of this Agreement. MSI agrees to indemnify
SWBT for any loss or damage sustained because of MSI's noncompliance.

CONFLICT OF INTEREST MSI represents and warrants that no officer, employee, or agent of SWBT has been or will be employed, retained, paid a fee, or otherwise has received or will receive any personal compensation or consideration by or from MSI or any of MSI's officers, employees or agents in connection with the obtaining, arranging, or negotiation of this Agreement or other documents or Agreements entered into or executed in connection herewith.

CURE

SWBT shall not be deemed to be in default under any of the terms of this Agreement and MSS shall not seek or be entitled to enforce any remedy for any claimed default, unless SWBT shall fail to cure or correct said claimed default within thirty (30) days following receipt of written notice by MSI to SWBT of said claimed default.

SWBT'S INFORMATION

Any specifications, drawings, sketches, models, samples, tools, computer or other apparatus programs, technical or business information or data, field trial results and/or reports, written, oral or otherwise (all hereinafter designated "Information") furnished to MSI under this Agreement or in contemplation of this Agreement, shall remain SWBT's property. All copies of such Information in written, graphic or other tangible form shall be returned to SWBT at SWBT's request. Unless such Information was previously known to MSI free of any obligation to keep it confidential, or has been or is subsequently made public by SWBT or a third party, it shall be kept confidential by MSI, shall be used only in performing this Agreement, and may not be used for other purposes except such terms as may be agreed upon between MSI and SW13T in writing.

MSI understands and agrees that any and all field trial results prepared by SWBT are and shall remain the property of SWBT and are hereby considered SWBT's Proprietary
Information. Therefore, it shall be SWBT's option, in its sole discretion, to furnish
MSI copies of such documents or to discuss such documents with MSI. MSI's use of field trial reports furnished by SWBT shall be governed by the provisions of the PUBLICY clause in addition to the provisions contained in this clause, SWBT's
INFORMATION.

SWBT'S  OBLIGATION

MSI agrees SWBT has no obligation or liability whatsoever for expenses incurred in the development of MSI's SERVICE or to provide MSI with results of SWBT's field trial evaluation

EMERGENCY SUPPORT

MSI shall provide SWBT with an updated current listing of MSI's technical support personnel together with after-hours telephone procedures to contact MSI to correct out-of-service conditions.

In the event SERVICE provided pursuant to this Agreement should affect SWBT's ability to provide telecommunications services to SWBT's subscribers, MSI shall, without charge, provide field technical personnel to make temporary modifications and arrangements to mitigate the effects of out-of-service conditions.

MSI agrees that expenses incurred by SWBT, if any, to mitigate or correct out-of-service conditions caused by SERVICE shall be substantiated by SWBT and paid by MSI.

ENTIRE AGREEMENT

This Agreement shall constitute the entire agreement between the parties and shall not be modified or amended except by a writing signed by both parties. Estimates furnished by SWBT shal1 not constitute commitments. The provisions of this Agreement shall supersede all prior oral and written quotations, communications, agreements and understandings of the parties in respect of the subject matter of this Agreement.

FORCE MAJEURE

Neither party shall be held responsible for any delay or failure in performance of any part of this Agreement to the extent that such delay or failure is caused by fire, flood, explosion, war, strike, embargo, government requirement, civil or military authorities, Act of God or by the public enemy, or other causes beyond the control of MSI or SWBT.
If
any force majeure condition occurs, the party delayed or unable to perform shall give immediate notice to the other and the party affected by the other's inability to perform may elect to;

(a) terminate this Agreement;

(b) suspend this Agreement for the duration of the force majeure condition; or

(c) resume performance under this Agreement once the force majeure condition ceases with an option in the affected party to extend the period of this Agreement up to the length of time the force majeure condition endured.

Unless written notice is given within thirty (30) days after such affected party is notified of the force majeure condition, (b) shall be deemed selected.

INFRINGEMENT

MSI shall indemnify SWBT for any loss, damage, expense
(including attorney's fees) or liability arising out of any infringement, or claim of infringement, of any patent, trademark, copyright, trade secret or other proprietary interest based on the manufacture, normal or intended use, installation, lease, sale or resale of SERVICE or part thereof (including but not limited to, any program, documentation, services and/or equipment) furnished to SWBT under this Agreement or in contemplation of this Agreement.

If SWBT's normal or intended use, installation, lease, sale or resale of the SERVICE shall be prevented by injunction or court order because of any such infringement for which MSI is responsible, MSI shall, in addition to the above indemnity, at no expense, loss or darnage to
SWBT: (I) replace such SERVICE with equally suitable
Service
free of infringement; or
(2) modify such SERVICE See of infringement, or (3) by license or other release from claim of infringement procure for SWBT's benefit the right to use, install, lease, sell or resell such SERVICE, or (4) after MSI has demonstrated its good faith efforts to achieve the foregoing without success, MSI shall refund to SWBT the full SERVICE purchase price (less a reasonable amount of use of the SERVICE) if any.

INSIGNIA

SWBT's Insignia will not be affixed, used or otherwise displayed on the SERVICE furnished or in connection therewith without SWBT's written approval.

INSURANCE

With respect to performance hereunder, MSI shall maintain, at all times during the term of this Agreement the following insurance coverage and any additional insurance and or bonds required by law:

( I ) Workers Compensation Insurance in compliance with the laws of the state in which the work is to be performed,

 (2) Employers Liability Insurance with minimum limits of S100,000 for Bodily Injury byaccident, $100,000 for Bodily
Injury by disease per employee and $500,000 for Bodily
Injury by disease policy aggregate;

 (3) General Liability Insurance with minimum limits of $1,000,000 per occurrence for Bodily Injury and Property
Damage arising out of Premises/Operations, $1,000,000 per occurrence Personal Injury and $1,000,000 General
Policy
Aggregate (applicable to Commercial General Liability
Policies), $1,000,000 per occurrence/aggregate for
Products/Completed Operations. Coverage must include
Blanket
Contractual,Independent Contractors Liability and Broad
Form
Property Damage. If general liability is Claims-Made coverage, retroactive date must be prior to or coincident with the inception date of the contract and shall not be advanced during the term of the contract. SWST is to be named as Additional Insured as respects general liability;
and
if use of motor vehicles is required;

 (4) Automobile Liability Insurance with minimum limits of $1,000,000 per occurrence for Bodily Injury and Property
Damage. Coverage shall extend to all owned, hired, and

non-owned autos. Insurance Companies affording coverage shall be acceptable to SWBT and have a Best's Rating of B+VII or better. MSI shall be prepared, prior to the start of work, to furnish certificates or other adequate proof of the foregoing insurance, if so requested by SWBT.
SWBT is to be notified in writing at least thirty (30) days prior to cancellation or any Service change of foregoing insurance.

 LIABILITY

 MSI shall indemnify, defend and save harmless SWBT
(including its officers, agents and employees) from and against any and all liability, loss, damages, costs, attorneys' fees, or other expense of any kind, which arises out of any claim or any suit for damages, injunction or other relief, caused by, resulting from, or in connection with, the SERVICE or acts or omissions of MSI (including any of MSI's, agents or subcontractors but excepting the negligent acts or omissions solely of SWST) in the furnishing of SERVICE or in the performance of services hereunder. This indemnity shall survive the delivery, inspection or acceptance of SERVICE or performance of services hereunder.


 MSI agrees to defend SWBT, at SWBT's request, against any such liability, claim, demand or SWBT. SWBT agrees to notify
MSI within a reasonable time of any
written claims or demands against SWBT for which MSI is responsible under this clause.


 MSI agrees not to implead or bring any action against SWBT or SWBT's employees based on any claim by any person for personal injury or death that occurs in the course or scope of employment of such person by SWBT and that arises out of SERVICE or services furnished under this Agreement.

 LICENSES

 No licenses, express or implied, under any patents are granted by SWBT to MSI under this Agreement,


 NO FIDUCIARY

 The parties hereto recognize and agree that this Agreement resulted from arms-length bargaining and therefore, that the parties owe no fiduciary duty to each other as a result of this Agreement. The parties have the right to pursue independently other evaluation agreements outside the scopeof this Agreement.
NO PARTNERSHIP

It is not the intent of the patties hereto to form a partnership, whether express or implied, or general or limited, as a result of their entering into this Agreement.
Relations between the parties are intended to be governed by this Agreement and Interpreted pursuant to the law of contracts, rather than pursuant to the Missouri partnership law.

NON-EXCLUSIVE MARKETING RIGHTS

It is expressly understood and agreed that this Agreement does not grant MSI an exclusive privilege to provide to SWBT any or all SERVICE of the type described in this Agreement nor require the purchase of any products from
MSI by SWBT. It is, therefore, understood that SWBT may contract with other manufacturers and MSIs for the procurement or trial of comparable Services.

NON-WAIVER

No course of dealing or failure of either party to strictly enforce any term, right or condition of this Agreement shall be construed as a waiver of such term, right or condition.

NOTICES

Any notice or demand which under the terms of this Agreement, or under any statute must or may be given or made by MSI or SWBT shall be in writing and shall be given or made by confirmed facsimile or similar communication or by certified or registered mail addressed to therespective parties as shown:


                  To SWBT               To MSI
 Name             Steve Forrnhals       Jose Chavez
 Address		One Bell Center,      501 Waller
 City,State,ZIP 	St.Louis,MO 63101     Austin,TX 78702
 Telephone 	      (314)235-1917         (512)476-692S


Such notice or demand shall be deemed to have been given or made when sent by confirmed facsimile or other communication or when deposited, postage prepaid in the U.S. mail.

The above addresses may be changed at any time by giving thirty (30) days prior written notice as above provided.
PERFORMANCE

Consistent with the provisions of the FORCE MAJEURE clause of this Agreement, MSI, having confirmed and agreed to a schedule or specific date(s) in the performance of this Agreement} as outlined in the TERM clause hereof shall be expected to meet the schedules or date(s) contained herein. Expenses incurred by SWBT due to MSI's nonperformance of Service by committed dates, through no fault of SWST, shall be substantiated by SWBT and paid by MSI within thirty (30) days of written notice from SWBT.

PUBLICITY

MSI shall not advertise, or otherwise make known to others, any confidential information regarding this Agreement. MSI further agrees not to use in any advertising or sales promotion, press releases or other publicity matters any endorsements, direct or indirect quotes, or pictures implying endorsement by SBT or any of SWBT's employees without SWBT's prior written approval. MSI shall submit to SWBT for written approval, prior to publication, all publicity matters that mention or display SWBT's name and/or marks or contain language from which a connection to said name and/or marks may be inferred or implied.

PURCHASE OPTION

SWBT may, at SWBT's option, elect to purchase the SERVICE from MSI at the end of this Agreement under a separate written agreement at a price to be mutually agreed upon by SWBT and MSI.

RELEASES VOID

Neither MSI nor SWBT shall require waivers or releases of any rights from representatives of the other in connection with visits to MSI and SWBT's respective premises, and no such releases or waivers shall be pleaded by MSI or SWBT or third persons in any action or proceeding

RIGHT OF ACCESS

MSI shall normally not be permitted access to SWBT's facilities in connection with work under this Agreement and, however, if access is granted while on SWBT's premises, shall comply with all plant rules and regulations, and where required by government regulations, submit satisfactory clearance from the U.S. Department of Defense and other federal authorities concerned. No charge will be made for such visits.
SEVERABILITY

If any of the provisions of this Agreement shall be invalid or unenforceable, such invalidity or unenforceable shall not invalidate or render unenforceable the entire
Agreement, but rather the entire Agreement shall be construed as if not containing the particular invalid or unenforceable provision or provisions, and the rights and obligations of MSI and SWBT shall be construed and enforced accordingly. However, in the event such provision is considered essential element of this Agreements MSI and SWBT shall promptly negotiate a replacement therefor.

SERVICES

Appendix B outlines MSI's responsibilities, is incorporated herein, and made a part of this Agreement by this reference and applies to the SERVICE under this Agreement.

SUBCONTRACI ING

MSI shall not, without the prior written consent of SWBT, subcontract any portion of the work covered by this Agreement. Subcontracting by MSI shall not relieve M51 of any responsibilities hereunder and MSI shall remain responsible for compliance by any subcontractor with all provisions of this Agreement.

MSI'S INFORMATION

No specifications. drawings, sketches, models, samples, tools, computer or other apparatus programs, technical information or data, written, oral or otherwise, furnished by MSI to SWBT under this Agreement or in contemplation of this Agreement shall be considered by MSI to be confidential or proprietary.

SURVIVAL OF OBLIGATIONS

MSI's obligations under this Agreement which by their nature would continue beyond the termination, cancellation or expiration of this Agreement, including, by way of illustration only and not limitation, those in the PERFORMANCE, COMPLIANCE WINI LAWS, NFRINGEMENT, LIABILITY,
RELEASES VOID, SEVERABILITY, SWBT's  INFORMAMON, and
WARRANTY clauses shall survive termination, cancellation or expiration of this Agreement.

TAXES

Federal manufacturer's or retailer's excise and state and local sales or use taxes, When applicable, shall be paid by MSI.
TERMINATION

SWBT may terminate this Agreement without penalty in whole or in part by giving MSI at least thirty (30) days prior written notice. Upon termination, MSI shall return to SWBT any equipment or documents that had been provided to MST.

WARR4KNTY


Seller agrees to perform the SERVICES in a first-class, workmanlike manner, with care, skill and diligence, and in accordance with applicable standards currently recognized by Seller's profession. Seller further agrees to be responsible for the professional quality, technical accuracy, completeness and coordination of all reports, designs, drawings, plans, information, specifications and other items and SERVICES furnished under this Contract. If
Seller fails to meet applicable professional standards, Seller will, without additional compensation, correct or revise any errors or deficiencies in its reports, drawings, specifications, designs or other items or SEI?VICES furnished hereunder.

Any replacement, repair, modification, installation, or other service performed by MSI shall be warranted as herein provided based upon the date performance of the service is completed and accepted by SWBT.


WORK HEREUNDER

It is understood that visits by MSI or MSI's representatives for inspection, adjustment, or other similar purposes in connection with SERVICE, shall for all purposes be deemed "work hereunder" and shall be at no charge to SWBT unless otherwise agreed in writing with SWBT.

In WITNESS WHEREOF, the foregoing Agreement has been executed by the parties hereto, in duplicate this 1st day of
October, 1997.

 MSI Accepted: SWBT Accepted:
 Micro-Media Solutions, Inc, 	Southwestern Bell Telephone
Company


 By_________________      By_______________________
Name: Jose Chvez	Name:  Dara  Druhe
Title: President	Title: Contract Manager
Date:9/24/97 	Date: 9/24/97





NONDISDCRIMINATION COMPLIANCE AGREEMENT (SW-9368

Contractor recognizes its responsibility to comply with all federal and state laws governing performance of this contract including, but not limited to: Executive Order
11246,Executive Order 11625,ExecutiveOrder 12138, Section
503 of thc
Rehabilitation Act of 1973 Is amended and the Vietnam Era
Veteran's Readjustment
Assistance Act of 1974.

1.  EQUAL EMPLOYMENT OPPORTUNITY DUTIES OF GOVERNMENT
CONTRACTORS (APPLICABLE TO CONTRACTS AND SUBCONTRACTS
EXCEEDING $10,000)

During the performance of this contract, thc contractor agrees as follows;

(I) The Contractor will not discriminate against any
employee or applicant for employment because of race color,
religion, sex, or national origin. The Contractor
will take affirmative action to ensure that applicants are
employed, and that employees are treated during employment
without regard to their race, color, religion, sex, or
national origin.   Such action shall include, but not be
limited to the following Employment, upgrading, promotion, or transfer, recruitment or recruitment advertising; layoff or termination; rates of pay or other forms of compensation;
and selection for training, including apprenticeship. The
Contractor agrees to post in conspicuous places, available to employees and applicants for employment, notices to be provided by the Contracting officer setting forth these provisions of this nondiscrimination clause.

(2) The Contractor will, in all solicitations or advertisements for employees placed by or on behalf of the Contractor, state that a11 qualified applicants will receive consideration for employment without regard to race, color, religion, sex or national origin.

(3) The Contractor will send to each labor union or representative of workers with which he has a collective bargaining agreement or other contract or understanding, a notice to be provided by the agency contracting officer, advising the labor union or workers' representative of the Contractor's commitments under section 202 of Executive Order 11246 Of September 24,
1965, and shall post copies of the notice in conspicuous places available to employees and applicants for employment.

 (4) Thc Contractor will comply with all provisions of Executive Order 11246 of September 24, 1965, and of the rules, regulations, and relevant orders of thc Secretary of Labor.

 (5) The Contractor will furnish all information and reports required by Executive Order 11246 of September24, 1965, and by the rules, and regulations, and orders of the Secretary of Labor, or pursuant thereto, and will permit access to his books, records, and accounts by the contracting agency and the Secretary of Labor for purposes of investigation to ascertain compliance with such rules, regulations, and orders

(6) In the event of the Contractor's noncompliance with the nondiscrimination clauses of this contract or with any of such rules, regulations, or orders This contract may be cancelled, terminated or suspended in whole or in part and the Contractor may be declared ineligible for further
Government contracts in accordance with procedures authorized in Executive Order 1 1246 of September 24, 1965, and such other sanctions may be imposed and remedies invoked as provided in Executive Order 11246 Of September 24, 1965, or by rule, regulation, or order of thc Secretary of Labor, or other vise provided by law

(7) The Contractor will include the provisions of
paragraphs
(I) through (7) in every subcontract or purchase order
unless exempted by rules, regulations, or order of the
Secretary of Labor issued pursuant to action 204 of
Executive Order 11246 of September 24, 1965, so that such
provisions will be binding upon each subcontractor
or vendor.   Thc Contractor will take such action with
respect to any subcontract or purchase order as may be directed by the Secretary of labor as a means of enforcing such provisions including sanctions for noncompliance:
Provided, however, that in the event the Contractor becomes involved in, or Is threatened with, litigation with a subcontractor or vendor as a result of such direction, the contractor may request the United States to enter into such litigation to protect the interests of the United States

II. CERTIFICATION OF NON SEGREGATED FACILITIES (APPLICABLE
TO CONTRACTS AND SUBCONTRACTS EXCEEDING $10,000)


I the Contractor certifies that it does not and will not maintain any facilities it provides for it's employees in a segregated manner, or permit its employees to perform their services at any location under its control where segregated facilities are maintained;
and that it will obtain a similar certification, prior to the award of any nonexempt subcontract

 III.   EMPLOYER INFORMATION REPORT (APPLICABLE IF VALUE OF
CONTRACT IS $50,000 OR MORE AND CONTRACTOR HAS 50 OR MORE
EMPLOYEES)

Contractor agrees and certifies that it will file complete and accurate report (EEO-I) per the current instructions and file such other compliance reports as may be required under Executive Order 11246, as amended, end rules and regulations adopted thereunder

IV, WRITTEN AFFIRMATIVE ACTION PROGRAM (APPLICABLE IF VALUE
OF CONTRACT IS $50,000 OR MORE AND CONTRACTOR HAS 50 OR
MORE
EMPLOYEES)

Contractor will develop an affirmative action compliance program for each of its establishments as required by 41
C.F.R  Part 60-1 .40 and 60 2.

V.   CERTIFICATIONS OF COMPLANCE WITH VETERAN
RESPONSIBILITES (APPLICABLE TO CONTRACTS AND SURCONTRACTS
OF
$10,000 OR MORE)

In accordance with the Vietnam Veterans Readjustment
Assistance Act Or 1974 and 41 C P R Part 60250, as amended, the parties incorporate by reference the Affirmative
Action For Disabled Veterans and Veterans of the Vietnam
Era" clause and such other regulations and contract clauses required to be made part of government contracts and subcontracts

VI. EMPLOYMENT OF THE HANDICAPPED (APPLICABLE TO CONTRACTS
AND SUBCONTRACTS OF $2,500 OR MORE)

In accordance with the Rehabilitation Act of 1973, as amended, Executive Order 11 75S an4 41 C FR, Part 60-741, the parties incorporate by reference the Affirmative
Action For Handicapped Workers clause and all other regulations and contract clauses required to be made part of government contracts and subcontracts.

VII. UTILIZATION OF SMALL BUSINESS CONCERNS AND SMALL
DISADVANTAGED BUSINESS CONCERNS (APPLICABLE WHEN
GOVERNMENT CONTRACT IS EXPECTED TO BE OVER S500,000}

(a) It is the policy of the United States that small business concerns and small business concerns owned and controlled by socially and economically disadvantaged individuals shall have the maximum practicable opportunity to participate in performing contracts let by any Federal agency .

(b) The Contractor hereby agrees to carry out this policy
in
the awarding of subcontracts to the fullest extent
consistent with efficient contract performance.   The
Contractor further agrees to cooperate in any studies or surveys as may be conducted by the United States Small
Business Administration or the awarding agency of the United States as may be necessary to determine the extent of the Contractor's compliance with this clause.

(c) As used in this contract the term  small business
concern shall mean a small business is defined pursuant to
section 3 of the Small Business Act and relevant
regulations prormulgated pursuant thereto.   The term small
business concern owned and controlled by socially and economically disadvantaged individuals shall mean small business concern.

(I) Which is at least 51 percent owned by one or more socially and economically disadvantaged individuals; or in the case of any publicly owned business at least 51 percent of the stock of which is owned by one or more socially and economically disadvantaged individuals; and

(2) Whose management and daily business operations are controlled by one or more of such individuals.

  The Contractor shall presume that socially and economically disadvantaged individuals include Black
Americans, Hispanic Americans, Native Americans, Asian-
Pacific Americans, Asian-Indian Americans and other minorities or any other individual found to he disadvantaged by the Administration pursuant to section 8(a) of The Small Business Act.

(d) Contractor acting in good faith may rely on written representations by their subcontractors regarding their status as either small business concern or a small business concern owned and controlled by socially and economically disadvantaged individuals.

VIII.  SMALL BUSINESS AND SMALL DISADVANTAGEDTAGED BUSINESS
SUBCONTRACTING PLAN (IF SUBCONTRACT OF GOVERNMENT
CONTRACT EXCEEDS $500,000)

Contractor will adopt a subcontracting plan similar to the plan agreed to by Southwestern Bell Telephone Company

IX.   UTILIZATION OF WOMEN OWNED SMALL BUSINESSES


Women owned small businesses as used in this clause means businesses that are at least 5l percent owned by women who are United States citizens and who also control and operate the business.

Control as used in this clause means exercising the power to make policy decisions.

Operate as used in this clause means being actively involved in the day-to-day management of the business.

(b) It is thc policy of the United States that women owned small businesses shall have the maximum practicable opportunity to participate in perforing contracts awarded by any Federal agency.

(c) The Contractor agrees to use its best efforts to give women-owned small businesses the maximum practicable opportunity to participate; in the subcontracts it awards to the fullest extent consistent with the efficient performance of its contract


Field Trial Agreement No. 970097


SERVICES


 Program
 Objectives:  MSI will provide SWBT with high volume ADSL
 Fu1fillment services and Customer Premises Equipment
 Installation and Maintenance services.


* SWBT's objective is to achieve high customer satisfaction for deployment of the
ADSL CPE.

Teaming:

 ADSL is a new network technology. Successful implementation of ADSL technology will require strong team work among SWBT and the MSI. As such, MSI shall provide a single contact for project management and coordination activities in all areas of presence d2roughout SWBT's territories in Arkansas, Kansas, Missouri, Oklahoma and
Texas.

 At a future date, SWBT may wish to provide additional products to be implemented as part of this proposal. MSI shall promptly indicate its ability to support future requests.

Market
 Opportunity
 The SWBT estimate of the potential market for ADSL
 CPE installation and maintenance services is between 10,000 and 30,000 sites over the next 18 to 24 months for business and residential markets. Installation rates of between 45 and 75 installations per day, throughout
 SWBT's territory, are anticipated.


 Geographic
 Territory
 Initially, four wire centers in the Austin area, starting in the fourth quarter of 1997. Long term, beginning second quarter 199B, in major metropolitan areas throughout
 SWBT's five state territory.
  Thirty days from execution of this Agreement, MSI shall provide information which indicate its geographic coverage by zip-code.


 Program Schedule

  MSI shall have processes in place by October 1, 1997 for.



pre-deployment trials. MSI to provide plan on how MSI will achieve this objective.

 MSI shall be prepared to provide fulfillment, Installation and Maintenance services of ADSL CPE to the market, in support of SWBT's ADSL roll-out, beginning in October, 1997.

CPE

 MSI to receive CPE as consigned SWBT inventory stock, stage, provide equipment in pre-packaged installation kits to send to installers and end customers.

 Installation kits are defined in Attachment 4 of this Appendix.

 ADSL CPE has already been pre-selected by SWBT.

 Pricing
 Information
 Pricing is outlined in Attachment 6 of this Appendix. MSI commits to fixed 2 year fixed pricing, independent of location beginning in October, 1997 for the following:

  Fixed fee, per site, for each of the Installation options as identified:
  ADSL modem and splitter (outdoor environment ready)
  Inside wire
  Computer installation of browser software
  Installation & configuration of NIC, including sottware installation


 Fixed fee, per site, for each of the Maintenance options identified:
 Next day parts
 Next day onsite service
 Same Day onsite service

 Fixed fee per each requested delivery of pre-packaged installation kits to end customers upon order request from SWBT.

 Fixed fee, per unit, for delivery of each of the installation kits as identified, with CPE ADSL modem with splitter, software, and NIC cards provided by SWBT.

Installation

 Installation Scope of Work for installing the ADSL Modern and splitter, Network Interface Card, and wiring requirements are defined in Attachments 1, 2, and 3 respectively.

 MSI will provide detail information on what their proposed wiring methodology is for installing the wiring from the SWBT NID (Network Interface Device) to the ADSL modem in the residence, when using existing IW
 (inside wiring). In cases where existing IW is not available or Cat 5, a Cat 5 home run, Som NID to ADSL modem location, will be provided as defined in Attachment 3 of tbis Appendix.


 Installation
Requirements
 SWBT will schedule the end customer Installation appointment dates. SWBT will then communicate
 Installation and maintenance schedule to MSI.

  MSI normal installation hours shall be Monday through Friday, 7:30arn to 9:30pm, CST/CDT. MSI to provide fees for work performed outside normal installation hours.
  MSI agrees to provide capabilities for supporting installations and maintenance on Saturday.
 MSI agrees to confirm ability to meet installation schedules per SWBT's commitment to customer.
  MSI agrees to provide plan for making up missed appointments independent of scheduling rates for new work.
  MS1 agrees to be required to install the oldest inventoried equipment first to ensure warranty coverage is maintained.
  MSI agrees to be required to maintain records on date of receipt of equipment by serial number.

 Installation
 Completion:	  MSI agrees to complete the individual
customer
 installation project upon successful establishment of either a bi-directional 384/256Kbps or 1.5M/3841tbps ADSL
 ATM PVC connection to the Internet or corporate host
  Installation and checkout test plan is included as Attachments 1, 2 and 3.


w

MSI shall ship the installation kits from fulfillment center to customers who only want the CPE installation kits, as identified in Attachment 4 of this Appendix, within five(5) working days of notification.

Wiring

 MSI shall wire the ADSL modem to the ADSL modular termination jack and shall utilize the cord supplied with the ADSL modem. (This cord will be two pair, Cat 3 wire with
RJ14 terminations on both ends, not to exceed 20 feet in length.) IW from the modular termination jack to the SWBT
NID will be standard 24 or 26 gauge, Cat 3 wiring. Cabling to and from the PC to the ADSL Modem will be over l0BascT
CAT 3
cable.

MSI shall provide new wiring from the SWBT network termination point, at the customers location, to the ADSL Modem as described in Attachment 3.

Maintenance

 MSI will provide a toll-free call center for maintenance and repair handling including warranty handling.
 " WISI shall offer next day parts, same day onsite, next day onsite, and 2 day onsite maintenance. Hours of operation shall be 7:30am to 9:30pm CST/CDT, five (5) days a week
 (Monday - Friday),

Installation and
Maintenance	  MSI shall supply own transportation,
including vehicles, Field Service licensed and insured drivers, and adequate liability
 Requirements insurance.

 MSI shall immediately provide each of its own installers with PC / Mac Laptop with integral Ethernet and/or AFTM NIC card with SWBT ADSL Project software for testing and verifying proper operation including ADSL network testing.

 MSI shall provide testing software as required by SWBT to ensure proper operation of NIC card in PC.

 MSI shall provide installers with appropriate tools, cabling, wiring, identification required to complete installations and maintenance dispatches on a 97% first time basis to the scheduled installation date, measured by dividing the number of first visit installations successfully.
completed on time by the number of scheduled installations.

 MS1 shall submit, a plan demonstrating how MSI intends to achieve this goal and what measurement tools are proposed to monitor status.

 MSI shall supply all ancillary parts as required to support installation.

 MS1 shall provide all training to installers and maintenance personnel.

 MSI shall provide a typical test platform at SWBT for each PC (such as ISA,PC1) or Mac that NIC card is installed with appropriate operating system software. (such as Windows 3.
1, 3. I 1, or later version, Windows 95, Windows NT.)

 MSI shall be responsible for its own inventory and field

 logistics system; such systems must be described to SWBT, and must be adequate to support supplier's field operation in a manner which meets service level requirements.
  MSI shall have and maintain capability to communicate by phone, fax, and e-mail.

 Installation and
Maintenance	  MSI shall have the proven resources and
financial Capabilities strength, or demonstrate a plan to support SWBT in the deployment of the installations territory-wide in volumes.


 MS1 shall indicate the volume of installations and maintenance levels that MSI can commit to by zip code on a per-week basis.

 MSI shall provide the scope of their coverage by timeline, both current and planned.

 MS1 shall provide toll free end customer telephone assistance to diagnose potential service issues and provide, at its expense, delivery, to the customer, a unit to replace the unit that is suspect.

 MSI shall indicate what its capability to support installations for multi-language (including. but not limited to Spanish, Chinese, Tagalog, Japanese, Vietnamese,
Portuguese, etc.) and hearing impaired customers.

Large Program


 Experience MSI shall identify past experience in fulfilling programs of this scope and magnitude.
  MSI shall provide customer references for programs of similar scope and size.

 Project
 Management	  MSI shall provide a Project Manager, assigned
to manage installations for ADSL, for SWBT. he Project
Manager will manage the installation processes and work with the end customers, as well as the SWBT ADSL Customer
 Service Team, to ensure successful implementations. The
 Project Manager shall be responsible for collecting, maintaining, and assembling all ADSL specific documentation which will include at a minimum:

" Deployment Plan with timeline, equipment standard templates, deployment locations, protocols and addressing as defined by SWBT, an inventory of equipment, including serial numbers and network installed, procedures for service calls, and equipment configurations.

 MSI will supply resumes for proposed Project Manager. SWBT reserves the right to interview and accept or decline any proposed Project Manager.

Licenses

MSI shall be licensed for residential and business installations in SWBT's territory. MSI shall have all required federal, state, county and city licenses to complete the ADSL installations successfully.

 MSI shall meet all building codes as required by city and counties.

  MSI shall comply with all applicable laws, rules and regulations.

 Customer
 Satisfaction
 End Customer satisfaction is of key concern to SWBT.
 SWBT welcomes innovations where methods to increase customer satisfaction are addressed.

  MSI shall provide how MSI intends to provide a safe installation to the end customer without risk of personal safety or risk of loss of the end customers personal property (i.e., hiring and screening programs for new employees, safety training, etc.).

Tracking and
 Reporting
 MSI shall provide a tracking and reporting format to track installation activity by day, week, and month, showing force to load, and actual schedule performance.
 Performance management reporting for volume of installations and maintenance activities is a mandatory requirement.

 MSI shall provide monthly performance reports that identify among other items, number and trend of calls, missed installations, second installations, equipment failure meets and customer satisfaction levels.

 MSI shall provide sample reports, and the methods used to gather the data upon which these reports are based.

MSI shall specify how each piece of serialized equipment will bc tracked and identified, and reported to SWBT for provisioning and warranty tracking purposes

Timelines

 MSI shall provide an overall program implementation timeline.

Subcontracting

 MSI shall provide list of potential major sub-contractors that MSI may use to implement this project with their qualifications.

 SWBT reserves the right to decline the use of any proposed csub-contractor.
Installation Services

ADSL Modem and Splitter

MSI shall perform the following services in the installation, configuration and testing of the ADSL 1dodem and passive splitter. Installation shall include; physical installation of ADSL modem, connecting to power, attaching modem to the ADSL network, configuration of ADSL Modem, installation of operating software, checkout of operation, and demonstration to customer of connection

Installation crew will call the business customer the day before the installation is to commence to remind the customer that the installation is to take place the following day either in the morning or afternoon.

Configuration

Configuration parameters will be set at the manufacturer's recommended defaults, or as defined by SWBT. Specific customer requirements will be accommodated during the configuration and installation process. MSI will confirm the use of web service to ensure ADSL connectivity with the ISP or corporate location. Fu11 operational testing of all the parameters of the local software and it's inter-operation with the ADSL network may be at an additional fee.

Protocol Addressing

Protocol addressing for the customers PC or Mac (NIC) to allow the ADSL Modems to communicate with the host or Internet shall be defined by SWBT and will be provided for in the configuration of the unit. Although the ADSL modem will support one Internet connection, the installer shall be able to support interconnecting to one of 20 different
Internet Service providers script, to be provided by SWBT.

Other specific addressing or configuration requested (i.e.
other Group Address, SNMP, etc.) is the responsibility of customer to provide.

Physical Placing  of Unit

The ADSL modem will be placed as instructed by customer and may be either wall or desktop mounted. Typical installation is expected to be desktop mounting. The appropriate hardware for each instance will be provided by SWBT. Cables from unit to the 'telco' jack, and AI)SL Modem to terminating equipment
(
for example PC or Mac) will be connected. Appropriate cable lengths should be ordered and supplied with the unit to be installed. Power outlets to be provided by customer and shall be within 5 feet of the ADSL modem.
ADSL Modem Network Testing

Step 1, Configuration Process

1. Ensure PC and ADSL modem powers on
2. Ensure configuration is taken by PC and ADSL modem
3. Ensure ports can be seen by software and are configurable

Step 2, Test Connection to ADSL WAN Network

 1. LAN and phone circuits are active and working properly
 2. Network protocol is active
 3. Addressing is not causing errors
 4. Protocol is up
 5. Review for network errors ( lost packets, short frames, CRC, etc.)


Step 3, Test Other Connections


1. LAN or Serial port is active
2. Protocol is up
3. Addressing is not causing error

Installation Complete

Installation is complete when:
1. ADSL Modem and PC is configured per manufacturer specifications or other customer required configuration.
2. ADSL Modem and PC is connected to SWBT network.
3. ADSL Modem and PC has been tested with network service provided by SWBT (or other carrier as appropriate and available) and connection with CO end established.
4. ADSL l\4odem and PC operates as per manufacturer specifications

Installer(s) shall leave behind a customer satisfaction survey for customer to fill out and mail to SW13T.




Installation Services
Ethernet or ATM 25 Mbps IBM PC Compatible
Network Interface Card (NIC) Installation


MSI will install and configure either a lOBaseT Ethernet
Network Interface Card (N1C) or a 25 Meg ATM NIC card as a connecting product to the ADSL Network modem. The NIC may be either ISA or PCI form factors. The installation includes opening of the PC or Mac, inserting the NIC and adding the driver software provided with the NIC. Configuration of the NIC software is based on a specific PC class with specific software provided by SWBT to run on a IBM class PC operating
Windows 95 or Mac running System 7. Other optional configurations may be defined as part of this RFP in further attachments. MSI will develop a specific installation script on the installation process to be approved by SWBT.
Customer
must have a minimum configuration as defined by SWBT to operate with the AD$L network.

Configuration

Configuration parameters will be set at the manufacturer's recommended defaults for software selectable interrupts and jumper settings. Specific customer requirements shall be accommodated during the configuration and installation process when made available to the onsite MSI technician or Project Coordinator, as approved by SWBT, prior to installation. MSI shall load the software in a separate directory and called up by the software command specified by the software.

Physical Placement of Unit

The NIC will be installed in thc desired PC where slots are available. An appropriate cable for connecting the NIC to the AOSL modem will be supplied with the unit to be installed. Additional cables or longer cables, if appropriate, but not to exceed 20 feet in length, shall be provided by the installer technician.

Connecting Device Te5ting
Level I Testing:


During configuration process;

 1. Ensure PC and NIC powers on properly,
 2. Ensure configuration is taken by device
 3. Ensure NIC can be seen by software and is configurable
 4. Ensure that the NIC can transfer data from the PC to the
ADSL modem and
network



Installation Complete

NIC Installation is complete when:
 1. NIC is configured per manufacturer specifications or ADSL specific required configuration.
 2. NIC is connected to ADSL modem.
 3 NIC accepts software drivers and operates as per manufacturer specifications to the
 ADSL modem.
 4. PC is able to browse the desired web site successfully on the ADSL network.

Installer(s) shall leave behind a customer satisfaction
Survey for customer to fill out
mail to SWBT

Inside Wiring

Residential

MSI shall provide, at its expense, new residential wiring from the ADSL Modem connection to the SWBT network interface device (MD) at thc residence.

The MSI shall perform the following: audit the (NAD), determine which pair is in use for the ADSL connection, install the ADSL splitter in the NID, or other adjacent
SWBT approved enclosure, per SWBT provided instructions, ensure conditioning on the pairs, install new telco grade
Cat 3 wire ( 24 gauge) up to 150 feet of telephone cable to the ADSL modem, provide termination in wall for ADSL network connection via modular termination jack, place
ADSL modem in properly vented location, and connect the appropriate cables to the ADSL modem and PC or Mac.

If wiring is performed separately than at time of installation of ADSL modem or NIC, Installers) shall leave behind a customer satisfaction survey for customer to fill out and mail to SWBT.

Business Wiring

Wiring for ADSL in a business environment will follow
SWBT/MSI standard business practices. Before a Proposal is proposed, MSI shall perform a walk through for estimating costs to accurately estimate the costs of the installation.

ADSL Installation Packs


Option 1
MSI will sent Installation Pack to customers who perform their own ADSL modem installation ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
 ISP browser software, as required.
  Windows '95, Windows for Workgroups 3. 11,Windows NT 3 .51, Windows NT 4.0 or Mac client software driver stack for the NIC being used.
 . ADSL RJI I or R114 modular termination jack.
 ADSL network line interconnection cable to the modern, 6 foot length. 10BaseT cable, 6 foot length.
 'How to' instructions guide.
 Modem Manual, or other manufacturer's instructions.
 .  Misc. screws and plastic parts.
 100 foot of telco interconnection cable.
 Box marked with PB and SWBT logo.

 Option 2

MSI will sent Installation Pack to customers who perform their own ADSL modem and NIC card installation ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
 Ethernet NIC with software drivers.
  ISP browser software, as required.
  Windows '95, Windows for Workgroups 3.11, Windows NT 3 .51, Windows NT 4.0 or Mac client software driver stack for the NIC being used.
  ADSL RJI 1 or R114 modular termination jack.
  ADSL network line interconnection cable to the modem, 6 foot length. 1OBaseT cable, 6 foot length.
  'How to' instructions guide.
 Modem Manual, or other manufacturer's instructions.
 Misc. screws and plastic parts.
 100 foot of telco interconnection cable.
    Box marked with PB and SWBT logo.


Option 3
MSI will send Installation Pack to installers to perform the
ADSL modem installation
for customers

 ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
 ISP browser software, as required.
  Windows '95, Windows for Workgroups 3.11 ,Windows NT
3.51, Windows NT 4.0 or Mac client software driver stack for the NIC being used.
 ADSL RJ11 or RJ14 modular termination jack.
 ADSL network line interconnection cable to the modem, 6 foot length. 10BascT cable, 6 foot length.
 Modem Manual, or other manufacturer's instructions, for customer.

Option 4
 MSI will sent Installation Pack to installers who perform the ADSL modem and NIC card installation for customers
 ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also beincluded.)
 Ethernet NIC with software drivers.
 ISP browser software, as required.
  Windows '9S, Windows for 51Vorkgroups 3.1 I ,Windows NT 3 .51, Windows NT 4.0 Or Mac client software driver stack for the NIC being used.
 ADSL RJ11 or RJ14 modular termination jack.
 ADSL network line interconnection cable to the modem, 6 foot length. 10BaseT cable, 6 foot length.
 Modem Manual, or other manufacturer's instructions, for customer.


FULLFILLMENT CENTER

MSI's Fulfillment Center

1. The Fulfillment Center will have all selected ADSL CPE and installation components readily available for sale to SWBT customers (i.e. Self-installers), within
5 business days of receipt of an order from SWBT.

2. MSI Fulfillment Center will provide weekly reports to $WST which track the delivery and servicing of CPE.

3. MSI Fulfillment Center will deliver CPE directly to SWBT customers or designated installation partners within intervals determined by SWBT; currently SWBT's expectation is that S business days would be the maximum delivery time anywhere in SWBT territory, and delivery volumes may eventually be greater than 75 ADSL kits per day.

4. MSI Fulfillment Center will support all warranties, exchange policies and discount structures offered by the manufacturer(s) defined by SWBT.

5. MSI Fulfillment Center employees will provide manufacturer instructions and or any other provided collateral for CPE use to customers, as required.

6. MSI Fulfillment Center will provide a toll free number for customer support. The number willbe included in the
CPE:
packaging.

7. MSI will be required to have and/or implement a program to perform pre-employment screening, bonding, and safety training prior to having its employees perform services on behalf of SWBT.

Insta3lation and Maintenance

8, MSI will have the necessary tools) equipment, and transportation to install ADSL CPE components.

9. MSI will have a logistics system in place to efficiently receive and distribute CPE to the installer responsible for the installation within the intervals determined by SWBT.

10. MSI will have a process to adequately handle force to load issues and scheduling for timely installation of CPE that customers have selected.

11. MS0's Installation and Maintenance function will support all warranties, and exchange policies offered by the manufacturer(s) selected by SWBT.

12 MSI will provide weekly reports to SWBT which track the receiving time from thc Fulfillment center, the interval from receipt of equipment, to the time the customer order is completed; and tracking of orders not completed on the first visit.

13. MSI will provide customers with instructions on how to use the ADSL service, and demonstrate to thc customer that the service is in working order before leaving the premises.

14. MSI will hand the customer a customer satisfaction survey to allow the customer to provide feedback to SWBT concerning the quality of services provided

15. MSI shall provide all CPE components with backup supplies to each installer.

16. MSI shall provide respond to CPE trouble calls within the interval period determined by SWBT. (Currently expected to be 4 hours or less from receipt of trouble call, based on a rolling clock. A rolling clock is defined as any hourly increment being rounded to the next hour. i.e. a call received at 1:05 PM will be counted as received at 2:00 PM.)

17. MSI shall provide trained personnel to successfully install multiple ADSL configurations, and to be able to handle a multitude of installation variables.

18. MSI will be required to have and/or implement a program to perform pre-employment screening, bonding, and safety training prior to having its employees perform services On behalf of SWBT.

19. MSI will work with SWBT to implement a process to accommodate language dependent customers.

20. At SWBT's request, thc MSI Installation and Maintenance force will make all necessary arrangements to accommodate hearing impaired customers. This includes, but is not limited to, the ability to interact with a Telecommunications Device for the
Deaf (TTY).

21. MSI is required to handle all SWBT geographic regions, by zip-code (preferred) or by County, for the full range of installation and maintenance services.




Field Trial Agreement No. 970097

FIELD TRIAL AGREEMENT






















 Southwestern Bell Telephone Company (SMIBT) a Missouri Corporation
 One Bell Center
 St. Louis, Missouri 63101


 and


 Micro Media Solutions, Inc. (MSI) (MSI)
 a Texas Corporation
 501 Waller Street
 Austin, Texas 78702


 1NDEX

 PREAMBLE 3

 TERM  3

ASSIGNMENT 3

 BREACH OF AGREEMENT 3

 CHOICE OF LAW  3

 COMPLAINTS  4

 COMPLIANCE WITH LAWS .4

 CONFLICT OF INTEREST  4

 CURE 4

 SWBT'S INFORMATION 4

SWBT'S OBLIGATION  5

 EMERGENCY SUPPORT 5

 ENTIRE AGREEMENT  6

 FORCE MAJEURE  6

 INFRINGEMENT   6


 INSIGNIA   7

 INSURANCE  7

 LIABILITY   8

 LICENSES 8

 NO FIDUCIARY 8

 NO PARTNERSHIP  9

NON-EXCLUSIVE MARKET RIGHTS  9

 NON WAIVER  9

 NOTICES   9

 PERFORMANCE  10

 PUBLICITY 10

 PURCHASE OPTION  10


 RELEASES VOID   10


 RIGHT OF ACCESS     10


 SEVERABILITY  11

 SERVICES  11

 SUBCONTRACTING  11

MSI'S INFORMATION  11

 SURVIVAL OF OBLIGATIONS   11

 TAXES  11

TERMINATION 12

 WARRANTY  12

 WORK HEREUNDER  12


APPENDIX A - NONDISCRIMINATION COMPLIANCE AGREEMENT
APPEyNDIX B - SERVICES

PREAMBLE

SWBT and MSI agree that MSI shall act as SWBT's agent and furnish to SWBT customers, ADSL Fulfillment services and Customer Premises Equipment Installation and Maintenance services, hereinafter referred to as "Services", in accordance with the terms and conditions and specifications of this field trial agreement ("Agreement") Services are outlined in Appendix B, attached hereto by this reference..
This Agreement is formed solely to provide a means for SWBT to evaluate the potential use of the Service in SWBT's operating area in the form of a field trial. This Agreement in no way implies or expresses any purchase of MSI's services or any future purchase of equipment or services similar to service furnished by MSI, unless provided for in a separate written agreement. In consideration of the mutual covenants and promises contained herein, the parties agree as follows:

TERM

This Agreement shall be effective for the duration of the field trial evaluation which shall begin on October 1, 1997 and shall continue in effect through September 30, 1998 unless earlier terminated as provided for herein.

TERM

Neither party shall assign or otherwise transfer its rights or obligations under this Agreement except with prior written consent of the other, said consent not to be unreasonably withheld; provided, however, SWBT shall have the right to assign this Agreement to any present or future affiliate, subsidiary or parent corporation of SWBT without securing the consent of MSI and may grant to any such assignee the same rights and privileges SWBT enjoys under this Agreement. Any attempted assignment not assented to in the manner as prescribed herein shall be void.

BREACH OF AGREEMENT

In the event MSI shall be in breach or default of any of the terms, conditions or covenants of this Agreement, and said breach or default shall continue for a period of ten (10) days after the giving of written notice to MSI, thereof, then in addition to all other rights and remedies at law or in equity, SWBT shall have the right to cancel this Agreement at no penalty to SWBT and/or enforce the provisions set forth in the PERFORMANCE clause hereof.

CHOICE OF LAW

This Agreement shall be governed by the laws of the state of Missouri.


 COMPLAINTS


SWBT reserves the right to notify MSI in cases where SWBT has identified current or potential problem areas concerning MSI's SERVICE furnished hereunder.

MSI agrees to accept and acknowledge such notices and to work with SWBT on a reasonable resolution of such problems.
Notice of the disposition and solution of such problems shall be provided to SWST within ten (10) days of SWBT's notification to MSI. Periodic reporting of the status of such open problems or complaints will be furnished to SWST by MSI together with a proposed schedule of resolution. Such resolution shall not exceed thirty (30) days.

COMPLIANCE WITH LAWS

MSI and all persons furnished by MSI shall comply with the provision of all applicable federal, state, county and local laws, ordinances, regulations and codes (including identification and procurement of required permits, certificates, approvals and inspections) in MSI's performance under this Agreement. MSI further agrees during the term of this Agreement to comply with all applicable
Executive and Federal regulations as set forth in Appendix
A, Nondiscrimination Compliance Agreement, attached hereto and made a part of this Agreement. MSI agrees to indemnify SWBT for any loss or damage sustained because of MSI's noncompliance.

CONFLICT OF INTEREST MSI represents and warrants that no officer, employee, or agent of SWBT has been or will be employed, retained, paid a fee, or otherwise has received or will receive any personal compensation or consideration by or from MSI or any of MSI's officers, employees or agents in connection with the obtaining, arranging, or negotiation of this Agreement or other documents or Agreements entered into or executed in connection herewith.

CURE

SWBT shall not be deemed to be in default under any of the terms of this Agreement and MSS shall not seek or be entitled to enforce any remedy for any claimed default, unless SWBT shall fail to cure or correct said claimed default within thirty (30) days following receipt of written notice by MSI to SWBT of said claimed default.

SWBT'S INFORMATION

Any specifications, drawings, sketches, models, samples, tools, computer or other apparatus programs, technical or business information or data, field trial results and/or reports, written, oral or otherwise (all hereinafter designated "Information") furnished to MSI under this Agreement or in contemplation of this Agreement, shall remain SWBT's property. All copies of such Information in written, graphic or other tangible form shall be returned to SWBT at SWBT's request. Unless such Information was previously known to MSI free of any obligation to keep it confidential, or has been or is subsequently made public by SWBT or a third party, it shall be kept confidential by MSI, shall be used only in performing this Agreement, and may not be used for other purposes except such terms as may be agreed upon between MSI and SW13T in writing.

MSI understands and agrees that any and all field trial results prepared by SWBT are and shall remain the property of SWBT and are hereby considered SWBT's Proprietary
Information. Therefore, it shall be SWBT's option, in its sole discretion, to furnish MSI copies of such documents or to discuss such documents with MSI. MSI's use of field trial reports furnished by SWBT shall be governed by the provisions of the PUBLICII Y clause in addition to the provisions contained in this clause, SWBT's
INFORMATION.

SWBT'S  OBLIGATION

MSI agrees SWBT has no obligation or liability whatsoever for expenses incurred in the development of MSI's SERVICE or to provide MSI with results of SWBT's field trial evaluation

EMERGENCY SUPPORT

MSI shall provide SWBT with an updated current listing of MSI's technical support personnel together with after-hours telephone procedures to contact MSI to correct out-of-service conditions.

In the event SERVICE provided pursuant to this Agreement should affect SWBT's ability to provide telecommunications services to SWBT's subscribers, MSI shall, without charge, provide field technical personnel to make temporary modifications and arrangements to mitigate the effects of out-of-service conditions.

MSI agrees that expenses incurred by SWBT, if any, to mitigate or correct out-of-service conditions caused by SERVICE shall be substantiated by SWBT and paid by
MSI.

ENTIRE AGREEMENT

This Agreement shall constitute the entire agreement between the parties and shall not be modified or amended except by a writing signed by both parties. Estimates furnished by SWBT shal1 not constitute commitments. The provisions of this Agreement shall supersede all prior oral and written quotations, communications, agreements and understandings of the parties in respect of the subject matter of this
Agreement.

FORCE MAJEURE

Neither party shall be held responsible for any delay or failure in performance of any part of this Agreement to the extent that such delay or failure is caused by fire, flood, explosion, war, strike, embargo, government requirement, civil or military authorities, Act of God or by the public enemy, or other causes beyond the control of MSI or SWBT. If any force majeure condition occurs, the party delayed or unable to perform shall give immediate notice to the other and the party affected by the other's inability to perform may elect to;

(a) terminate this Agreement;

(b) suspend this Agreement for the duration of the force majeure condition; or

(c) resume performance under this Agreement once the force majeure condition ceases with an option in the affected party to extend the period of this Agreement up to the length of time the force majeure condition endured.

Unless written notice is given within thirty (30) days after such affected party is notified of the force majeure condition, (b) shall be deemed selected.

INFRINGEMENT

MSI shall indemnify SWBT for any loss, damage, expense
(including attorney's fees) or liability arising out of any infringement, or claim of infringement, of any patent, trademark, copyright, trade secret or other proprietary interest based on the manufacture, normal or intended use, installation, lease, sale or resale of SERVICE or part thereof (including but not limited to, any program, documentation, services and/or equipment) furnished to SWBT under this Agreement or in contemplation of this Agreement.

If SWBT's normal or intended use, installation, lease, sale or resale of the SERVICE shall be prevented by injunction or court order because of any such infringement for which MSI is responsible, MSI shall, in addition to the above indemnity, at no expense, loss or darnage to
SWBT: (I) replace such SERVICE with equally suitable
Service free of infringement; or (2) modify such SERVICE
See of infringement, or (3) by license or other release from claim of infringement procure for SWBT's benefit the right to use, install, lease, sell or resell such SERVICE, or (4) after MSI has demonstrated its good faith efforts to achieve the foregoing without success, MSI shall refund to SWBT the full SERVICE purchase price (less a reasonable amount of use of the SERVICE) if any.

INSIGNIA

SWBT's Insignia will not be affixed, used or otherwise displayed on the SERVICE furnished or in connection therewith without SWBT's written approval.

INSURANCE

With respect to performance hereunder, MSI shall maintain, at all times during the term of this Agreement the following insurance coverage and any additional insurance and or bonds required by law:

( I ) Workers Compensation Insurance in compliance with the laws of the state in which the work is to be performed,

 (2) Employers Liability Insurance with minimum limits of S100,000 for Bodily Injury by accident, $100,000 for Bodily Injury by disease per employee and $500,000 for Bodily
Injury by disease policy aggregate;

 (3) General Liability Insurance with minimum limits of $1,000,000 per occurrence for Bodily Injury and Property
Damage arising out of Premises/Operations, $1,000,000 per occurrence Personal Injury and $1,000,000 General
Policy Aggregate (applicable to Commercial General
Liability Policies), $1,000,000 per occurrence/aggregate forProducts/Completed Operations. Coverage must include
Blanket Contractual,Independent Contractors Liability and
Broad Form Property Damage. If general liability is Claims-
Made coverage, retroactive date must be prior to or coincident withthe inception date of the contract and shall not be advanced during the term of the contract. SWST is to be named as Additional Insured as respects general liability; and if use of motor vehicles is required;

 (4) Automobile Liability Insurance with minimum limits of $1,000,000 per occurrence for Bodily Injury and Property Damage. Coverage shall extend to all owned, hired, and non-owned autos. Insurance Companies affording coverage shall be acceptable to SWBT and have a Best's Rating of B+VII or better. MSI shall be prepared, prior to the start of work, to furnish certificates or other adequate proof of the foregoing insurance, if so requested by SWBT.
SWBT is to be notified in writing at least thirty (30) days prior to cancellation or any Service change of foregoing insurance.

 LIABILITY

 MSI shall indemnify, defend and save harmless SWBT
(including its officers, agents and employees) from and against any and all liability, loss, damages, costs, attorneys' fees, or other expense of any kind, which arises out of any claim or any suit for damages, injunction or other relief, caused by, resulting from, or in connection with, the SERVICE or acts or omissions of MSI (including any of MSI's, agents or subcontractors but excepting the negligent acts or omissions solely of SWST) in the furnishing of SERVICE or in the performance of services hereunder. This indemnity shall survive the delivery, inspection or acceptance of SERVICE or performance of services hereunder.


 MSI agrees to defend SWBT, at SWBT's request, against any such liability, claim, demand or SWBT. SWBT agrees to notify MSI within a reasonable time of any written claims or demands against SWBT for which MSI is responsible under this clause.


 MSI agrees not to implead or bring any action against SWBT or SWBT's employees based on any claim by any person for personal injury or death that occurs in the course or scope of employment of such person by SWBT and that arises out of SERVICE or services furnished under this Agreement.

 LICENSES

 No licenses, express or implied, under any patents are granted by SWBT to MSI under this Agreement,


 NO FIDUCIARY

 The parties hereto recognize and agree that this Agreement resulted from arms-length bargaining and therefore, that the parties owe no fiduciary duty to each other as a result of this Agreement. The parties have the right to pursue independently other evaluation agreements outside the scope of this Agreement.

NO PARTNERSHIP

It is not the intent of the patties hereto to form a partnership, whether express or implied, or general or limited, as a result of their entering into this Agreement.
Relations between the parties are intended to be governed by this Agreement and Interpreted pursuant to the law of contracts, rather than pursuant to the Missouri partnership law.

NON-EXCLUSIVE MARKETING RIGHTS

It is expressly understood and agreed that this Agreement does not grant MSI an exclusive privilege to provide to SWBT any or all SERVICE of the type described in this Agreement nor require the purchase of any products from MSI by SWBT. It is, therefore, understood that SWBT may contract with other manufacturers and MSIs for the procurement or trial of comparable Services.

NON-WAIVER

No course of dealing or failure of either party to strictly enforce any term, right or condition of this Agreement shall be construed as a waiver of such term, right or condition.

NOTICES

Any notice or demand which under the terms of this Agreement, or under any statute must or may be given or made by MSI or SWBT shall be in writing and shall be given or made by confirmed facsimile or similar communication or by certified or registered mail addressed to the respective parties as shown:


                  To SWBT                To MSI
 Name 	      Steve Forrnhals        Jose Chavez
 Address		One Bell Center,       501 Waller
 City,State,ZIP 	St.Louis,MO 63101      Austin,TX 78702
 Telephone 	(314)235-1917 	         (512)476-692S


Such notice or demand shall be deemed to have been given or made when sent by confirmed facsimile or other communication or when deposited, postage prepaid in the
U.S. mail.

The above addresses may be changed at any time by giving thirty (30) days prior written notice as above provided.
PERFORMANCE

Consistent with the provisions of the FORCE MAJEURE clause of this Agreement, MSI, having confirmed and agreed to a schedule or specific date(s) in the performance of this Agreement} as outlined in the TERM clause hereof shall be expected to meet the schedules or date(s) contained herein. Expenses incurred by SWBT due to MSI's nonperformance of Service by committed dates, through no fault of SWST, shall be substantiated by SWBT and paid by MSI within thirty (30) days of written notice from SWBT.

PUBLICITY

MSI shall not advertise, or otherwise make known to others, any confidential information regarding this Agreement. MSI further agrees not to use in any advertising or sales promotion, press releases or other publicity matters any endorsements, direct or indirect quotes, or pictures implying endorsement by SBT or any of SWBT's employees without SWBT's prior written approval. MSI shall submit to SWBT for written approval, prior to publication, all publicity matters that mention or display SWBT's name and/or marks or contain language from which a connection to said name and/or marks may be inferred or implied.

PURCHASE OPTION

SWBT may, at SWBT's option, elect to purchase the SERVICE from MSI at the end of this Agreement under a separate written agreement at a price to be mutually agreed upon by SWBT and MSI.

RELEASES VOID

Neither MSI nor SWBT shall require waivers or releases of any rights from representatives of the other in connection with visits to MSI and SWBT's respective premises, and no such releases or waivers shall be pleaded by MSI or SWBT or third persons in any action or proceeding

RIGHT OF ACCESS

MSI shall normally not be permitted access to SWBT's facilities in connection with work under this Agreement and, however, if access is granted while on SWBT's premises, shall comply with all plant rules and regulations, and where required by government regulations, submit satisfactory clearance from the U.S. Department of Defense and other federal authorities concerned. No charge will be made for such visits.
SEVERABILITY

If any of the provisions of this Agreement shall be invalid or unenforceable, such invalidity or unenforceable shall not invalidate or render unenforceable the entire
Agreement, but rather the entire Agreement shall be construed as if not containing the particular invalid or unenforceable provision or provisions, and the rights and obligations of MSI and SWBT shall be construed and enforced accordingly. However, in the event such provision is considered essential element of this Agreements MSI and SWBT shall promptly negotiate a replacement therefor.

SERVICES

Appendix B outlines MSI's responsibilities, is incorporated herein, and made a part of this Agreement by this reference and applies to the SERVICE under this Agreement.

SUBCONTRACI ING

MSI shall not, without the prior written consent of SWBT, subcontract any portion of the work covered by this Agreement. Subcontracting by MSI shall not relieve M51 of any responsibilities hereunder and MSI shall remain responsible for compliance by any subcontractor with all provisions of this Agreement.

MSI'S INFORMATION

No specifications. drawings, sketches, models, samples, tools, computer or other apparatus programs, technical information or data, written, oral or otherwise, furnished by MSI to SWBT under this Agreement or in contemplation of this Agreement shall be considered by MSI to be confidential or proprietary.

SURVIVAL OF OBLIGATIONS

MSI's obligations under this Agreement which by their nature would continue beyond the termination, cancellation or expiration of this Agreement, including, by way of illustration only and not limitation, those in the PERFORMANCE, COMPLIANCE WINI LAWS, NFRINGEMENT, LIABILITY,
RELEASES VOID, SEVERABILITY, SWBT's  INFORMAMON, and
WARRANTY clauses shall survive termination, cancellation or expiration of this Agreement.

TAXES

Federal manufacturer's or retailer's excise and state and local sales or use taxes, When applicable, shall be paid by MSI.
TERMINATION

SWBT may terminate this Agreement without penalty in whole or in part by giving MSI at least thirty (30) days prior written notice. Upon termination, MSI shall return to SWBT any equipment or documents that had been provided to MST.

WARR4KNTY


Seller agrees to perform the SERVICES in a first-class, workmanlike manner, with care, skill and diligence, and in accordance with applicable standards currently recognized by Seller's profession. Seller further agrees to be responsible for the professional quality, technical accuracy, completeness and coordination of all reports, designs, drawings, plans, information, specifications and other items and SERVICES furnished under this Contract. If
Seller fails to meet applicable professional standards, Seller will, without additional compensation, correct or revise any errors or deficiencies in its reports, drawings, specifications, designs or other items or SERVICES furnished hereunder.

Any replacement, repair, modification, installation, or other service performed by MSI shall be warranted as herein provided based upon the date performance of the service is completed and accepted by SWBT.


WORK HEREUNDER

It is understood that visits by MSI or MSI's representatives for inspection, adjustment, or other similar purposes in connection with SERVICE, shall for all purposes be deemed "work hereunder" and shall be at no charge to SWBT unless otherwise agreed in writing with SWBT.

In WITNESS WHEREOF, the foregoing Agreement has been executed by the parties hereto, in duplicate this 1st day of October, 1997.

 MSI Accepted: SWBT Accepted:
 Micro-Media Solutions, Inc, 	Southwestern Bell Telephone
Company


 By_________________      By_______________________
Name: Jose Chvez	Name:  Dara  Druhe
Title: President	Title: Contract Manager
Date:9/24/97 	Date: 9/24/97





NONDISDCRIMINATION COMPLIANCE AGREEMENT (SW-9368

Contractor recognizes its responsibility to comply with all federal and state laws governing performance of this contract including, but not limited to: Executive Order
11246,Executive Order 11625,ExecutiveOrder 12138, Section
503 of thc Rehabilitation Act of 1973 Is amended and the Vietnam Era Veteran's Readjustment Assistance Act of 1974.

1.  EQUAL EMPLOYMENT OPPORTUNITY DUTIES OF GOVERNMENT
CONTRACTORS (APPLICABLE TO CONTRACTS AND SUBCONTRACTS
EXCEEDING $10,000)

During the performance of this contract, thc contractor agrees as follows;

(I) The Contractor will not discriminate against any
employee or applicant for employment because of race color,
religion, sex, or national origin. The Contractor will take
affirmative action to ensure that applicants are employed,
and that employees are treated during employment without
regard to their race, color, religion, sex, or national
origin.   Such action shall include, but not be limited to
the following Employment, upgrading, promotion, or transfer, recruitment or recruitment advertising; layoff or termination; rates of pay or other forms of compensation;
and selection for training, including apprenticeship. The
Contractor agrees to post in conspicuous places, available to employees and applicants for employment, notices to be provided by the Contracting officer setting forth these provisions of this nondiscrimination clause.

(2) Thc Contractor will, in all solicitations or advertisements for employees placed by or on behalf of thc Contractor, state that a11 qualified applicants will receive consideration for employment without regard to race, color, religion, sex or national origin.

(3) The Contractor will send to each labor union or representative of workers with which he has a collective bargaining agreement or other contract or understanding, a notice to be provided by thc agency contracting officer, advising the labor union or workers' representative of the Contractor's commitments under section 202 of Executive Order 11246 Of September 24,
1965, and shall post copies of the notice in conspicuous places available to employees and applicants for employment.

 (4) Thc Contractor will comply with all provisions of Executive Order 11246 of September 24, 1965, and of the rules, regulations, and relevant orders of thc Secretary of Labor.

 (5) The Contractor will furnish all information and reports required by Executive Order 11246 of September24, 1965, and by the rules, and regulations, and orders of the Secretary of Labor, or pursuant thereto, and will permit access to his books, records, and accounts by the contracting agency and the Secretary of Labor for purposes of investigation to ascertain compliance with such rules, regulations, and orders

(6) In the event of the Contractor's noncompliance with the nondiscrimination clauses of this contract or with any of such rules, regulations, or orders This contract may be cancelled, terminated or suspended in whole or in part and the Contractor may be declared ineligible for further
Government contracts in accordance with procedures authorized in Executive Order 1 1246 of September 24, 1965, and such other sanctions may be imposed and remedies invoked as provided in Executive Order 11246 Of September
24, 1965, or by rule, regulation, or order of thc Secretary of Labor, or other vise provided by law

(7) The Contractor will include the provisions of
paragraphs (I) through (7) in every subcontract or purchase
order unless exempted by rules, regulations, or order of
the Secretary of Labor issued pursuant to action 204 of
Executive Order 11246 of September 24, 1965, so that such
provisions will be binding upon each subcontractor or
vendor.   Thc Contractor will take such action with respect
to any subcontract or purchase order as may be directed by the Secretary of labor as a means of enforcing such provisions including sanctions for noncompliance: Provided, however, that in the event the Contractor becomes involved in, or Is threatened with, litigation with a subcontractor or vendor as a result of such direction, the contractor may request the
United States to enter into such litigation to protect the interests of the United States

II. CERTIFICATION OF NON SEGREGATED FACILITIES (APPLICABLE
TO
CONTRACTS AND SUBCONTRACTS EXCEEDING $10, 000)


I he Contractor certifies that it does not and will not maintain any facilities it provides for it's employees in a segregated manner, or permit its employees to perform their services at any location under its control where segregated facilities are maintained; and that it will obtain a similar certification, prior to the award of any nonexempt subcontract

 III.   EMPLOYER INFORMATION REPORT (APPLICABLE IF VALUE OF
CONTRACT IS $50,000 OR MORE AND CONTRACTOR HAS 50 OR MORE
EMPLOYEES)

Contractor agrees and certifies that it will file complete and accurate report (EEO-I) per the current instructions and file such other compliance reports as may be required under Executive Order 11246, as amended, end rules and regulations adopted thereunder

IV, WRITTEN AFFIRMATIVE ACTION PROGRAM (APPLICABLE IF VALUE
OF
CONTRACT IS $50,000 OR MORE AND CONTRACTOR HAS 50 OR MORE
EMPLOYEES)

Contractor will develop an affirmative action compliance program for each of its establishments as required by 41 C.F.R Part 60-1 .40 and 60 2.

V.   CERTIFICATIONS OF COMPLANCE WITH VETERAN
RESPONSIBILITES
(APPLICABLE TO CONTRACTS AND SURCONTRACTS OF $10,000 OR
MORE)

In accordance with the Vietnam Veterans Readjustment
Assistance Act Or 1974 and
41 C P R Part 60250, as amended, the parties incorporate by reference the Affirmative
Action For Disabled Veterans and Veterans of the Vietnam
Era" clause and such other
regulations and contract clauses required to be made part of government contracts and subcontracts

VI. EMPLOYMENT OF THE HANDICAPPED (APPLICABLE TO CONTRACTS
AND SUBCONTRACTS OF $2,500 OR MORE)

In accordance with the Rehabilitation Act of 1973, as amended, Executive Order 11
75S an4 41 C FR, Part 60-741, the parties incorporate by reference the Affirmative
Action For Handicapped Workers clause and all other regulations and contract clauses required to be made part of government contracts and subcontracts.

VII. UTILIZATION OF SMALL BUSINESS CONCERNS AND SMALL
DISADVANTAGED BUSINESS CONCERNS (APPLICABLE WHEN
GOVERNMENT CONTRACT IS EXPECTED TO BE OVER S500,000}

(a) It is the policy of the United States that small business concerns and small business concerns owned and controlled by socially and economically disadvantaged individuals shall have the maximum practicable opportunity to participate in performing contracts let by any Federal agency .

(b) The Contractor hereby agrees to carry out this policy
in the awarding of
subcontracts to the fullest extent consistent with
efficient contract performance.   The
Contractor further agrees to cooperate in any studies or surveys as may be conducted by the United States Small Business Administration or the awarding agency of the
United States as may be necessary to determine the extent of the Contractor's compliance with this clause.

(c) As used in this contract the term  small business
concern shall mean a small
business is defined pursuant to section 3 of the Small
Business Act and relevant
regulations prormulgated pursuant thereto.   The term small
business concern owned
and controlled by socially and economically disadvantaged individuals shall mean small business concern.

(I) Which is at least 51 percent owned by one or more socially and economically disadvantaged individuals; or in the case of any publicly owned business at least 51 percent of the stock of which is owned by one or more socially and economically disadvantaged individuals; and

(2) Whose management and daily business operations are controlled by one or more of such individuals.

  The Contractor shall presume that socially and economically disadvantaged individuals include Black Americans, Hispanic Americans,
Native Americans, Asian-
Pacific Americans, Asian-Indian Americans and other minorities or any other individual found to he disadvantaged by the Administration pursuant to section 8(a) of
The Small Business Act.

(d) Contractor acting in good faith may rely on written representations by their subcontractors regarding their status as either small business concern or a small business concern owned and controlled by socially and economically disadvantaged individuals.

VIII.  SMALL BUSINESS AND SMALL DISADVANTAGEDTAGED BUSINESS
SUBCONTRACTING PLAN (IF SUBCONTRACT OF GOVERNMENT
CONTRACT EXCEEDS $500,000)

Contractor will adopt a subcontracting plan similar to the plan agreed to by
Southwestern Bell Telephone Company

IX.   UTILIZATION OF WOMEN OWNED SMALL BUSINESSES


Women owned small businesses as used in this clause means businesses that are at least 5 l percent owned by women who are United States citizens and who also control and operate the business.

Control as used in this clause means exercising the power to make policy decisions.

Operate as used in this clause means being actively involved in the day-to- day management of the business.

(b) It is thc policy of the United States that women owned small businesses shall have the maximum practicable opportunity to participate in perforing contracts awarded by any Federal agency.

(c) The Contractor agrees to use its best efforts to give women-owned small businesses the maximum practicable opportunity to participate; in the subcontracts it awards to the fullest extent consistent with the efficient performance of its contract


Field Trial Agreement No. 970097


SERVICES


 Program
 Objectives:  MSI will provide SWBT with high volume ADSL
 Fu1fillment services and Customer Premises Equipment
 Installation and Maintenance services.


* SWBT's objective is to achieve high customer satisfaction for deployment of the
ADSL CPE.

Teaming:

 ADSL is a new network technology. Successful implementation of ADSL technology will require strong team work among SWBT and the MSI. As such, MSI shall provide a single contact for project management and coordination activities in all areas of presence d2roughout SWBT's territories in Arkansas, Kansas, Missouri, Oklahoma and
Texas.

 At a future date, SWBT may wish to provide additional products to be implemented as part of this proposal. MSI shall promptly indicate its ability to support future requests.

Market
 Opportunity The SWBT estimate of the potential market for ADSL
 CPE installation and maintenance services is between 10,000 and 30,000 sites over the next 18 to 24 months for business and residential markets. Installation rates of between 45 and 75 installations per day, throughout
 SWBT's territory, are anticipated.


 Geographic
 Territory Initially, four wire centers in the Austin area, starting in the fourth quarter of 1997. Long term, beginning second quarter 199B, in major metropolitan areas throughout
 SWBT's five state territory.
  Thirty days from execution of this Agreement, MSI shall provide information which indicate its geographic coverage by zip-code.


 Program Schedule

  MSI shall have processes in place by October 1, 1997 for.



pre-deployment trials. MSI to provide plan on how MSI will achieve this objective.

 MSI shall be prepared to provide fulfillment, Installation and Maintenance services of ADSL CPE to the market, in support of SWBT's ADSL roll-out, beginning in
October, 1997.

CPE

 MSI to receive CPE as consigned SWBT inventory stock, stage, provide equipment in pre-packaged installation kits to send to installers and end customers.

 Installation kits are defined in Attachment 4 of this Appendix.

 ADSL CPE has already been pre-selected by SWBT.

 Pricing
 Information 	 Pricing is outlined in Attachment 6 of
this Appendix. MSI
 commits to fixed 2 year fixed pricing, independent of location beginning in October, 1997 for the following:

  Fixed fee, per site, for each of the Installation options as identified:
  ADSL modem and splitter (outdoor environment ready)
  Inside wire
  Computer installation of browser software
  Installation & configuration of NIC, including sottware installation


 Fixed fee, per site, for each of the Maintenance options identified:
 Next day parts
 Next day onsite service
 Same Day onsite service

 Fixed fee per each requested delivery of pre-packaged installation kits to end customers upon order request from SWBT.

 Fixed fee, per unit, for delivery of each of the installation kits as identified, with CPE
ADSL modem with splitter, software, and NIC cards provided by SWBT.

Installation

 Installation Scope of Work for installing the ADSL Modern and splitter, Network
Interface Card, and wiring requirements are defined in Attachments 1, 2, and 3 respectively.

 MSI will provide detail information on what their proposed wiring methodology is for installing the wiring from the SWBT NID (Network Interface Device) to the ADSL modem in the residence, when using existing IW
 (inside wiring). In cases where existing IW is not available or Cat 5, a Cat 5 home run, Som NID to ADSL modem location, will be provided as defined in Attachment 3 of this Appendix.


 Installation
Requirements
 SWBT will schedule the end customer Installation appointment dates. SWBT will then communicate
 Installation and maintenance schedule to MSI.

  MSI normal installation hours shall be Monday through Friday, 7:30arn to 9:30pm, CST/CDT. MSI to provide fees for work performed outside normal installation hours.
  MSI agrees to provide capabilities for supporting installations and maintenance on Saturday.
 MSI agrees to confirm ability to meet installation schedules per SWBT's commitment to customer.
  MSI agrees to provide plan for making up missed appointments independent of scheduling rates for new work.
  MS1 agrees to be required to install the oldest inventoried equipment first to ensure warranty coverage is maintained.
  MSI agrees to be required to maintain records on date of receipt of equipment by serial number.

 Installation
 Completion:
 MSI agrees to complete the individual customer installation project upon successful establishment of either a bi-directional 384/256Kbps or 1.5M/3841tbps ADSL
 ATM PVC connection to the Internet or corporate host
  Installation and checkout test plan is included as Attachments 1, 2 and 3.


w

MSI shall ship the installation kits from fulfillment center to customers who only want the CPE installation kits, as identified in Attachment 4 of this Appendix, within five(5) working days of notification.

Wiring

 MSI shall wire the ADSL modem to the ADSL modular termination jack and shall utilize the cord supplied with the ADSL modem. (This cord will be two pair, Cat 3 wire with RJ14 terminations on both ends, not to exceed 20 feet in length.) IW from the modular termination jack to the SWBT NID will be standard 24 or 26 gauge, Cat 3 wiring. Cabling to and from the PC to the ADSL Modem will be over l0BascT CAT 3 cable. MSI shall provide new wiring from the SWBT network termination point, at the customers location, to the ADSL Modem as described in Attachment 3.

Maintenance

 MSI will provide a toll-free call center for maintenance and repair handling including warranty handling.
 " WISI shall offer next day parts, same day onsite, next day onsite, and 2 day onsite maintenance. Hours of operation shall be 7:30am to 9:30pm CST/CDT, five (5) days a week
 (Monday - Friday),

Installation and
Maintenance	  MSI shall supply own transportation,
including vehicles, Field Service licensed and insured drivers, and adequate liability Requirements insurance.

 MSI shall immediately provide each of its own installers with PC / Mac Laptop with integral Ethernet and/or AFTM NIC card with SWBT ADSL Project software for testing and verifying proper operation including ADSL network testing.

 MSI shall provide testing software as required by SWBT to ensure proper operation of NIC card in PC.

 MSI shall provide installers with appropriate tools, cabling, wiring, identification required to complete installations and maintenance dispatches on a 97% first time basis to the scheduled installation date, measured by dividing the number of first visit installations
successfully.completed on time by the number of scheduled installations.

 MS1 shall submit, a plan demonstrating how MSI intends to achieve this goal and what measurement tools are proposed to monitor status.

 MSI shall supply all ancillary parts as required to support installation.

 MS1 shall provide all training to installers and maintenance personnel.

 MSI shall provide a typical test platform at SWBT for each PC (such as ISA,PC1) or Mac that NIC card is installed with appropriate operating system software. (such as Windows 3. 1, 3. I 1, or later version, Windows 95, Windows
NT.)

 MSI shall be responsible for its own inventory and field

 logistics system; such systems must be described to SWBT, and must be adequate to support supplier's field operation in a manner which meets service level requirements.
  MSI shall have and maintain capability to communicate by phone, fax, and e-mail.

 Installation and
Maintenance
 MSI shall have the proven resources and financial
 Capabilities strength, or demonstrate a plan to support
SWBT in the
 deployment of the installations territory-wide in volumes.


 MS1 shall indicate the volume of installations and maintenance levels that MSI can commit to by zip code on a per-week basis.

 MSI shall provide the scope of their coverage by timeline, both current and planned.

 MS1 shall provide toll free end customer telephone assistance to diagnose potential service issues and provide, at its expense, delivery, to the customer, a unit to replace the unit that is suspect.

 MSI shall indicate what its capability to support installations for multi-language (including. but not limited to Spanish, Chinese, Tagalog, Japanese, Vietnamese,
Portuguese, etc.) and hearing impaired customers.

Large Program


 Experience
 MSI shall identify past experience in fulfilling programs of this scope and magnitude.
  MSI shall provide customer references for programs of similar scope and size.

 Project
 Management	  MSI shall provide a Project Manager,
assigned to manage installations for ADSL, for SWBT. he
Project Manager will manage the installation processes and work with the end customers, as well as the SWBT ADSL
Customer Service Team, to ensure successful implementations. The Project Manager shall be responsible for collecting, maintaining, and assembling all ADSL specific documentation which will include at a minimum:

" Deployment Plan with timeline, equipment standard templates, deployment locations, protocols and addressing as defined by SWBT, an inventory of equipment, including serial numbers and network installed, procedures for service calls, and equipment configurations.

 MSI will supply resumes for proposed Project Manager.
SWBT reserves the right to interview and accept or decline any proposed Project Manager.

Licenses

MSI shall be licensed for residential and business installations in SWBT's territory. MSI shall have all required federal, state, county and city licenses to complete the ADSL installations successfully.

 MSI shall meet all building codes as required by city and counties.

  MSI shall comply with all applicable laws, rules and regulations.

 Customer
 Satisfaction
 End Customer satisfaction is of key concern to SWBT.
 SWBT welcomes innovations where methods to increase customer satisfaction are addressed.

  MSI shall provide how MSI intends to provide a safe installation to the end customer without risk of personal safety or risk of loss of the end customers personal property (i.e., hiring and screening programs for new employees, safety training, etc.).

Tracking and
 Reporting
 MSI shall provide a tracking and reporting format to track installation activity by day, week, and month, showing force to load, and actual schedule performance.
 Performance management reporting for volume of installations and maintenance activities is a mandatory requirement.

 MSI shall provide monthly performance reports that identify among other items, number and trend of calls, missed installations, second installations, equipment failure meets and customer satisfaction levels.

 MSI shall provide sample reports, and the methods used to gather the data upon which these reports are based.

MSI shall specify how each piece of serialized equipment will bc tracked and identified, and reported to SWBT for provisioning and warranty tracking purposes

Timelines

 MSI shall provide an overall program implementation timeline.

Subcontracting

 MSI shall provide list of potential major sub-contractors that MSI may use to implement this project with their qualifications.

 SWBT reserves the right to decline the use of any proposed csub-contractor.
Installation Services

ADSL Modem and Splitter

MSI shall perform the following services in the installation, configuration and testing of the ADSL 1dodem and passive splitter. Installation shall include; physical installation of ADSL modem, connecting to power, attaching modem to the ADSL network, configuration of ADSL Modem, installation of operating software, checkout of operation, and demonstration to customer of connection

Installation crew will call the business customer the day before the installation is to commence to remind the customer that the installation is to take place the following day either in the morning or afternoon.

Configuration

Configuration parameters will be set at the manufacturer's recommended defaults, or as defined by SWBT. Specific customer requirements will be accommodated during the configuration and installation process. MSI will confirm the use of web service to ensure ADSL connectivity with the ISP or corporate location. Fu11 operational testing of all the parameters of the local software and it's inter-operation with the ADSL network may be at an additional fee.

Protocol Addressing

Protocol addressing for the customers PC or Mac (NIC) to allow the ADSL Modems to communicate with the host or Internet shall be defined by SWBT and will be provided for in the configuration of the unit. Although the ADSL modem will support one Internet connection, the installer shall be able to support interconnecting to one of 20 different Internet Service providers script, to be provided by SWBT.

Other specific addressing or configuration requested (i.e.
other Group Address, SNMP, etc.) is the responsibility of customer to provide.

Physical Placing  of Unit

The ADSL modem will be placed as instructed by customer and may be either wall or desktop mounted. Typical installation is expected to be desktop mounting. The appropriate hardware for each instance will be provided by SWBT. Cables from unit to the 'telco' jack, and AI)SL Modem to terminating equipment ( for example PC or Mac) will be connected. Appropriate cable lengths should be ordered and supplied with the unit to be installed. Power outlets to be provided by customer and shall be within 5 feet of the ADSL modem.
ADSL Modem Network Testing

Step 1, Configuration Process

1. Ensure PC and ADSL modem powers on
2. Ensure configuration is taken by PC and ADSL modem
3. Ensure ports can be seen by software and are configurable

Step 2, Test Connection to ADSL WAN Network

 1. LAN and phone circuits are active and working properly
 2. Network protocol is active
 3. Addressing is not causing errors
 4. Protocol is up
 5. Review for network errors ( lost packets, short frames, CRC, etc.)


Step 3, Test Other Connections


1. LAN or Serial port is active
2. Protocol is up
3. Addressing is not causing error

Installation Complete

Installation is complete when:
1. ADSL Modem and PC is configured per manufacturer specifications or other customer required configuration.
2. ADSL Modem and PC is connected to SWBT network.
3. ADSL Modem and PC has been tested with network service provided by SWBT (or other carrier as appropriate and available) and connection with CO end established.
4. ADSL l\4odem and PC operates as per manufacturer specifications

Installer(s) shall leave behind a customer satisfaction survey for customer to fill out and mail to SW13T.




Installation Services
Ethernet or ATM 25 Mbps IBM PC Compatible
Network Interface Card (NIC) Installation


MSI will install and configure either a lOBaseT Ethernet
Network Interface Card (N1C) or a 25 Meg ATM NIC card as a connecting product to ADSL Network modem. The NIC may be either ISA or PCI form factors. The installation includes opening of the PC or Mac, inserting the NIC and adding the driver software provided with the NIC. Configuration of the NIC software is based on a specific PC class with specific software provided by SWBT to run on a IBM class PC operating Windows 95 or Mac running System 7. Other optional configurations may be defined as part of this RFP in further attachments. MSI will develop a specific installation script on the installation process to be approved by SWBT. Customer must have a minimum configuration as defined by SWBT to operate with the AD$L network.

Configuration

Configuration parameters will be set at the manufacturer's recommended defaults for software selectable interrupts and jumper settings. Specific customer requirements shall be accommodated during the configuration and installation process when made available to the onsite MSI technician or Project Coordinator, as approved by SWBT, prior to installation. MSI shall load the software in a separate directory and called up by the software command specified by the software.

Physical Placement of Unit

The NIC will be installed in thc desired PC where slots are available. An appropriate cable for connecting the NIC to the AOSL modem will be supplied with the unit to be installed. Additional cables or longer cables, if appropriate, but not to exceed 20 feet in length, shall be provided by the installer technician.

Connecting Device Te5ting
Level I Testing:


During configuration process;

 1. Ensure PC and NIC powers on properly,
 2. Ensure configuration is taken by device
 3. Ensure NIC can be seen by software and is configurable
 4. Ensure that the NIC can transfer data from the PC to the ADSL modem and network



Installation Complete

NIC Installation is complete when:
 1. NIC is configured per manufacturer specifications or ADSL specific required configuration.
 2. NIC is connected to ADSL modem.
 3 NIC accepts software drivers and operates as per manufacturer specifications to the ADSL modem.
 4. PC is able to browse the desired web site successfully on the ADSL network.

Installer(s) shall leave behind a customer satisfaction
Survey for customer to fill out
mail to SWBT

Inside Wiring

Residential

MSI shall provide, at its expense, new residential wiring from the ADSL Modem connection to the SWBT network interface device (MD) at thc residence.

The MSI shall perform the following: audit the (NAD), determine which pair is in use for the ADSL connection, install the ADSL splitter in the NID, or other adjacent
SWBT approved enclosure, per SWBT provided instructions, ensure conditioning on the pairs, install new telco grade
Cat 3 wire ( 24 gauge) up to 150 feet of telephone cable to the ADSL modem, provide termination in wall for ADSL network connection via modular termination jack, place ADSL modem in properly vented location, and connect the appropriate cables to the ADSL modem and PC or Mac.

If wiring is performed separately than at time of installation of ADSL modem or NIC, Installers) shall leave behind a customer satisfaction survey for customer to fill out and mail to SWBT.

Business Wiring

Wiring for ADSL in a business environment will follow
SWBT/MSI standard business practices. Before a Proposal is proposed, MSI shall perform a walk through for estimating costs to accurately estimate the costs of the installation.

ADSL Installation Packs


Option 1
MSI will sent Installation Pack to customers who perform their own ADSL modem installation

 ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
 ISP browser software, as required.
  Windows '95, Windows for Workgroups 3. 11,Windows NT 3
 .51, Windows
     NT 4.0 or Mac client software driver stack for the NIC being used.
 . ADSL RJI I or R114 modular termination jack.
 ADSL network line interconnection cable to the modern, 6 foot length.
 10BaseT cable, 6 foot length.
 'How to' instructions guide.
 Modem Manual, or other manufacturer's instructions.
 .  Misc. screws and plastic parts.
 100 foot of telco interconnection cable.
 Box marked with PB and SWBT logo.

 Option 2

MSI will sent Installation Pack to customers who perform their own ADSL modem and NIC card installation
 ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
 Ethernet NIC with software drivers.
  ISP browser software, as required.
  Windows '95, Windows for Workgroups 3.11, Windows NT 3
 .51, Windows
 NT 4.0 or Mac client software driver stack for the NIC being used.
  ADSL RJI 1 or R114 modular termination jack.
  ADSL network line interconnection cable to the modem, 6 foot length.
  1OBaseT cable, 6 foot length.
  'How to' instructions guide.
 Modem Manual, or other manufacturer's instructions.
 Misc. screws and plastic parts.
 100 foot of telco interconnection cable.
    Box marked with PB and SWBT logo.


Option 3
MSI will send Installation Pack to installers to perform the ADSL modem installation for customers

 ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
 ISP browser software, as required.
  Windows '95, Windows for Workgroups 3.11 ,Windows NT
3.51, Windows
NT 4.0 or Mac client software driver stack for the NIC being used.
 ADSL RJ11 or RJ14 modular termination jack.
 ADSL network line interconnection cable to the modem, 6 foot length.
 10BascT cable, 6 foot length.
 Modem Manual, or other manufacturer's instructions, for customer.

Option 4
 MSI will sent Installation Pack to installers who perform the ADSL modem and NIC card installation for customers

 ADSL Modem.
 ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
 Ethernet NIC with software drivers.
 ISP browser software, as required.
  Windows '9S, Windows for 51Vorkgroups 3.1 I ,Windows NT
3 .51, Windows NT 4.0 Or Mac client software driver stack for the NIC being used.
 ADSL RJ11 or RJ14 modular termination jack.
 ADSL network line interconnection cable to the modem, 6 foot length. 10BaseT cable, 6 foot length.
 Modem Manual, or other manufacturer's instructions, for customer.


FULLFILLMENT CENTER

MSI's Fulfillment Center

1. The Fulfillment Center will have all selected ADSL CPE and installation components readily available for sale to SWBT customers (i.e. Self-installers), within 5 business days of receipt of an order from SWBT.

2. MSI Fulfillment Center will provide weekly reports to $WST which track the delivery and servicing of CPE.

3. MSI Fulfillment Center will deliver CPE directly to SWBT customers or designated installation partners within intervals determined by SWBT; currently SWBT's expectation is that S business days would be the maximum delivery time anywhere in SWBT territory, and delivery volumes may eventually be greater than 75 ADSL kits per day.

4. MSI Fulfillment Center will support all warranties, exchange policies and discount structures offered by the manufacturer(s) defined by SWBT.

5. MSI Fulfillment Center employees will provide manufacturer instructions and or any other provided collateral for CPE use to customers, as required.

6. MSI Fulfillment Center will provide a toll free number for customer support. The number willbe included in the
CPE: packaging.

7. MSI will be required to have and/or implement a program to perform pre-employment screening, bonding, and safety training prior to having its employees perform services on behalf of SWBT.

Insta3lation and Maintenance

8, MSI will have the necessary tools) equipment, and transportation to install ADSL
CPE components.

9. MSI will have a logistics system in place to efficiently receive and distribute CPE to the installer responsible for the installation within the intervals determined by SWBT.

10. MSI will have a process to adequately handle force to load issues and scheduling for timely installation of CPE that customers have selected.

11. MS0's Installation and Maintenance function will support all warranties, and exchange policies offered by the manufacturer(s) selected by SWBT.

12 MSI will provide weekly reports to SWBT which track the receiving time from thc Fulfillment center, the interval from receipt of equipment, to the time the customer order is completed; and tracking of orders not completed on the first visit.

13. MSI will provide customers with instructions on how to use the ADSL service, and demonstrate to thc customer that the service is in working order before leaving the premises.

14. MSI will hand the customer a customer satisfaction survey to allow the customer to provide feedback to SWBT concerning the quality of services provided

15. MSI shall provide all CPE components with backup supplies to each installer.

16. MSI shall provide respond to CPE trouble calls within the interval period determined by SWBT. (Currently expected to be 4 hours or less from receipt of trouble call, based on a rolling clock. A rolling clock is defined as any hourly increment being rounded to the next hour. i.e. a call received at 1:05 PM will be counted as received at 2:00 PM.)

17. MSI shall provide trained personnel to successfully install multiple ADSL configurations, and to be able to handle a multitude of installation variables.

18. MSI will be required to have and/or implement a program to perform pre-employment screening, bonding, and safety training prior to having its employees perform services On behalf of SWBT.

19. MSI will work with SWBT to implement a process to accommodate language dependent customers.

20. At SWBT's request, thc MSI Installation and Maintenance force will make all necessary arrangements to accommodate hearing impaired customers. This includes, but is not limited to, the ability to interact with a Telecommunications Device for the
Deaf (TTY).

21. MSI is required to handle all SWBT geographic regions, by zip-code (preferred) or by County, for the full range of installation and maintenance services.










SOUTHWESTERN BELL

 Estimated Value of Contract: $1,200,000


 Scope of Contract: Exclusive Contract with
Southwestern
 Bell and Hewlett Packard for up to
 1,100 high schools. Includes servers,
 workstations, cabling and routers.
 Indefinite date. Statewide. $1.5
billion is planned for 9 more years.

SUBCONTRACTOR AGREEMENT



Between


 Southwestern Bell Telephone Company ("SWBT")
 A Missouri Corporation
 One Bell Center
 St. Louis, Missouri 63101

 and

 Micro-Media Solutions, Inc. ("Subcontractor"}
 A Texas Corporation
 501 Waller
 Austin, Texas 78702
 Table of Contents


 INTRODUCTION                        2


 1. SCOPE OF WORK                    2

 2. COMPENSATION                     2

 3. AGREEMENT GOVERNS                2

 4. AUTHORITY OF SUBCONTRACTOR       3

 5. CONFLICT OF INTEREST             3

 6. RISK OF LOSS                     3

 7. CONTRACTOR'S WARRANTIES          3

 8. SUBCONTRACTORS                   3

 9. COMPLIANCE WITH LAWS             3

 10. HARMONY                         4

 11. PAYMENT TO SUBCONTRACTOR        4

 12. RECORDS AND AUDIT               4

 13. FORCE MAJEURE                   4

 14. INTELLECTUAL PROPERTY, PROPRIETARY
INFO./OWNERSHIP OF
DOCUMENTS  .                         4

15. SUBCONTRACTOR'S STATUS           5

 16. INSURANCE                       5

 17. ADVERTISING AND PUBLICITY       5

 18. PAYMENT OF TAXES                6

 19. INFRINGEMENT .                  6

 20. LABOR AND MATERIAL .            7

 21. SEVERABILITY.                   7

 22. NON-WAIVER                      7

 23. CUMULATIVE RIGHTS AND REMEDIES . 7

 24. NOTICES.                         7

 25. CHOICE OF LAW                    7

 26. ASSIGNMENT                       8

 27. LIABILITY                        8

 28. MODIFICATION TO CONFORM TO LAWS  8

 29. NON-EXCLUSIVE DEALING            8

 30. TERMINATION                      8

 31. PLANT AND WORK RULES             9

 32. ENTIRE AGREEMENT                 9

APPENDIX A - SAMPLE PURCHASE ORDER
APPENDIX B - PRICE SCHEDULE
APPENDIX C - NONDISCRIMINATION COMPLIANCE AGREEMENT
(SW-
9368)

SUBCONTRACTOR AGREEMENT


THIS SUBCONTRACT AGREEMENT (the "Agreement") between
Micro-Media Solutions, Inc. (Subcontractor), a Texas corporation having its principal offices at 501
Waller, Austin, Texas 78702, and Southwestern Bell
Telephone Company ("SWBT"), a Missouri corporation having its principal offices at One Bell Center, St. Louis,
Missouri 63101, is for a term beginning on duly 23, 1997 and continuing until August 31, 1999, unless terminated sooner or extended as provided herein.

INTRODUCTION


WHEREAS, SWBT is in the business of, among other things, selling telecommunications solutions and services for it's customers; and WHEREAS, Subcontractor has the capability of installing and/or maintaining Wide Area
Networks (WANS) (the "Services") and has represented to SWBT that it is skilled, experienced and knowledgeable in such business; and
WHEREAS, SWBT desires to contract with Subcontractor to provide Services and Materials in connection with WAN
Installation and Maintenance (hereinafter defined) upon which SWBT is or will be performing for it's
Customer; and WHEREAS, the parties desire to agree on terms pursuant to which Services and Materials will be provided by SWBT;

NOW, THEREFORE, the parties agree,
1. SCOPE OF WORK Subcontractor will provide
Installation and Maintenance services
as requested by SWBT on SWBT's Purchase Orders in the form of Appendix A (sample), including but not limited to Installation and Maintenance of WAN equipment and networks at the designated rates in CLAUSE 2
COMPENSATION.

GENERAL: Upon receipt of SWBT's Purchase Order (s), stipulating installation addresses, and equipment to be installed, the "Subcontractor" shall promptly commence the installation services to meet SWBT's commitment to their Customer. Regardless of whether reference is made to this Agreement, all work performed for SWBT by the Subcontractor shall be subject to the provisions of this Agreement unless such work is performed under a separate written agreement. Where the work requested is not specifically provided for as provided under Clause 2
Compensation, the price will be as mutually agreed between the parties, but otherwise the work shall be subject to all the terms and provisions of this Agreement. SWBT may make changes in the work by altering, adding to or deducting from, the work. The Contractor's price shall be adjusted for such change on the basis of the appropriate work unit price. No change in the contract price shall be made for minor changes not involving extra cost. All other adjustments in the Agreement price by reason of any change shall be agreed to by the parties. SWBT does not commit itself to order any specific quantity of work under this Agreement and may have the same or similar work performed by its own employees or other contractors; per NON-EXCLUSIVE DEALING Clause 29.

2. COMPENSATION


SWBT agrees to pay for Services in accordance with the rates specified in each Purchase Order in accordance with the Price Schedule set forth in Appendix B attached hereto and made a part hereof

3. AGREEMENT GOVERNS In the event of any inconsistency or conflict between the terms of any Order or any attachment(s) thereto and this Agreement, this Agreement will govern unless the Order expressly notes the inconsistency or conflict and expressly states that the Order will govern. SWBT will have the right to accept or reject any term in an Order which conflicts with this Agreement.





4. AUTHORITY OF SUBCONTRACTOR Subcontractor represents and warrants that it has full power and authority to enter into this Agreement and perform its obligations hereunder, and that such performance will not result in a violation of (i) any applicable statute, law, ordinance, decree, order, rule or regulation of any governmental body, (ii) the provisions of Subcontractor's
Articles of Incorporation or Bylaws, or (iii) any license, franchise, contract, indenture, evidence of indebtedness, security agreement or other agreement to which Subcontractor is a party or by which it may be bound.

5. CONFLICT OF INTEREST Each party hereby represents and warrants that no officer, director, employee or agent of the other party has been or will be employed, retained, paid a fee or otherwise has received or will receive any personal compensation, "kickback" or any other consideration, whether directly or indirectly, in connection with or in contemplation of the execution of this Agreement or any Order.

6. RISK OF LOSS Subcontractor agrees to protect any
Material furnished by SWBT in connection with a Project and bear the risk of loss or damage thereto upon acceptance of delivery thereof until the Services are completed and accepted according to the applicable Order and in accordance with Clause 7, SUBCONTRACTOR'S WARRANTIES.
However, Subcontractor will not be liable for damage caused by the negligence or willful act of SWBT, Customer or for defects in any Material furnished by SWBT.

7. SUBCONTRACTOR'S WARRANTIES Subcontractor warrants that it is knowledgeable and proficient in performing all SERVICES required under this Agreement. All SERVICES shall be performed in a good, workmanlike manner and all materials furnished by Subcontractor shall be of first quality unless a different quality is specified. Subcontractor shall correct at its expense all defects and deficiencies in the SERVICES which are discovered within 365 days from the date the SERVICES are accepted, whether said defects or deficiencies result from material furnished by Subcontractor or its subcontractors, or are the result of poor workmanship or failure to follow the plans drawings or other specifications made a part of this Agreement, and notwithstanding that full or partial payment therefore has been made. Acceptance of the SERVICES by SWBT shall not constitute a waiver of any such defects or deficiencies. SWBT, at its option, may remedy any defects and deficiencies and Subcontractor shall pay SWBT the cost there.

8. SUBCONTRACTORS Subcontractor may not subcontract any part of the Services to be performed hereunder without obtaining SWBT's prior written consent in each instance. Any installation resulting from Services performed by a subcontractor prior to the receipt of SWBT's written approval or which does not comply with industry standards will be subject to rejection and removal from the Project site at Subcontractors expense.
Subcontractor will bind any approved subcontractor by contract to all the terms and conditions of this Agreement. Further, SWBT will not be liable or incur any obligation with respect to any subcontractor, nor will any such approval relieve Subcontractor from any responsibility or liability for the full performance of this Agreement or any accepted Order(s), including, without limitation, Services performed by any such subcontractor.

9. COMPLIANCE WITH LAWS Subcontractor agrees to comply with the provisions of the Fair Labor Standards Act, the Occupational Safety and Health Act, and all other applicable federal, state, county and local laws, ordinances, regulations and codes (including the identification and procurement of required permits, certificates, approvals and inspections) in Subcontractor's performance under this Agreement.
Subcontractor further agrees, during the term of this Agreement, to comply with all applicable Executive and Federal regulations as set forth in Form SW9368, a copy of which is attached hereto as Appendix C and incorporated herein. Subcontractor will defend, indemnify and hold SWBT harmless from and against any loss, liability, damage or expense (including attorneys' fees and court costs) sustained by SWBT because of Subcontractors noncompliance herewith


Southwestern Bell Telephone

10. HARMONY Subcontractor will undertake such actions as are necessary to insure that all of its agents, employees, suppliers and subcontractors interact and interface with all agents, employees, subcontractors and consultants of SWBT and any other contractors or entities working or present at a Project location in a harmonious and fully cooperative manner. Subcontractor will schedule and coordinate the performance of the Services with the work of SWBT and any other consultants or contractors retained by SWBT.

11. PAYMENT TO SUBCONTRACTOR Subcontractor's request for payment will detail the specific Services billed referencing SWBT's Purchase Order and bear the signature of Subcontractor's duly authorized representative, certifying Subcontractor's completion of the Services. SWBT reserves the right to verify that Subcontractor's performance is in accordance with the requirements of the Purchase Order and the provisions of Clause 7 hereof, SUBCONTRACTOR'S WARRANTIES, prior to accepting Subcontractor's Services. Payment will be made net thirty (30) days after SWBT's receipt of Subcontractor's invoice.

12. RECORDS AND AUDIT Subcontractor agrees that it
will:
(a) Maintain complete and accurate records of all amounts
billable to and payments made by SWBT hereunder in
accordance with standard recognized accounting
practices. (b) Retain such records
and reasonable billing detail for a period of three
(3)
years from the date of final
payment for Services. (c) Provide reasonable
supporting documentation to SWBT
concerning any disputed invoice amount within thirty
(30)
calendar days after receipt of written notification of such dispute. (d) Permit SWBT, through its accredited representatives, to inspect and audit during normal business hours the time and material charges invoiced to SWBT hereunder. Should SWBT request an audit, Subcontractor will make available any and all pertinent records and files.

13. FORCE MAJEURE Neither party will be held responsible for any delay or failure In performance of any part of this Contract to the extent that such delay or failure is caused by fire, flood, explosion, war, strike, embargo, government requirement, civil or military authorities, Act of God, public enemy, acts or omissions of carriers, or other causes beyond the control of Subcontractor or SWBT.
If any force majeure condition
occurs, ("Condition") the party delayed or unable to perform will give immediate notice to the other party and the notified party may elect to:
(a) Terminate this Contract or any
Order or part of either as to Services not already performed. (b) Suspend this Contract for the duration of the Condition, buy or sell elsewhere Services to be bought or sold hereunder, and deduct from any commitment the quantity bought or sold or for which such commitments have been made elsewhere. (c) Resume performance once the Condition ceases with an option in the notified party to extend the term of this Contract up to the length of time the Condition endured.

Unless written notice to the contrary is given within thirty (30) days after such notified party is notified of the Condition, option (b) above will be deemed selected,

14. INTELLECTUAL PROPERTY, PROPRIETARY INFORMATION
AND OWNERSHIP OF DOCUMENTS Both parties acknowledge and agree that all patents, copyrights, trademarks, trade-names, proprietary information, trade secrets, documents, materials, products, programs, concepts, drawings, plans, technology, designs, methodologies, formulae, specifications, information, samples, models, calculations, hardware, software and the like belonging to one party, whether tangible or intangible and whether written or oral (collectively, the "Information"), which have or may come into the possession or knowledge of the other party, constitute or consist of confidential and proprietary information and/or trade secrets, the disclosure of which will cause serious harm and damage to the disclosing party. Accordingly, each party agrees that it will protect all Information received from the other party (the "Disclosing Party") with the same degree of care and confidentiality that it uses to protect its own proprietary and confidential information and will not make any use thereof other than in connection with the activities contemplated by this Agreement.
Each party further agrees that, in the event that it is required by a judicial or administrative body to furnish
Information
regarding

Southwestern Bell
14. INTELLECTUAL PROPERTY, PROPRIETARY INFORMATION
AND OWNERSHIP OF DOCUMENTS (continued) this or any Order, it will notify the Disclosing Party immediately and assist the Disclosing Party, at the Disclosing Party's expense, in protecting the Information.
All Information will remain the property of the Disclosing Party and will be returned to that party upon request. Neither party will appropriate any Information for its own use.
Upon the termination of this Agreement or any Order(s), each party will return all Information to the Disclosing Party or destroy same if so directed.

15. SUBCONTRACTOR'S STATUS Neither Subcontractor nor its employees, agents or representatives are employees, servants, partners or joint ventures of or with SWBT.
Subcontractor is in all respects an independent
Subcontractor and will at all times direct, control and supervise all of its employees, agents and representatives and their respective activities.

All persons working for or furnished by Subcontractor in connection with the performance of Subcontractor's obligations hereunder, including without imitation agents, employees, suppliers and subcontractors, will be under the exclusive control and supervision of Subcontractor who will be solely responsible and liable for the compliance of all such persons and firms with, and their observance of, this Agreement, Orders and all federal, state and local statutes, laws, regulations, rules, ordinances, orders and codes (collectively, the "Laws"), including without limitation those Laws regarding working conditions, hours of work, compensation, workers' compensation, Immigration Reform and Control Act requirements and payment of all taxes
(including without limitation unemployment, social security and other payroll taxes) and contributions to pension or retirement plans or programs.

16. INSURANCE With respect to performance hereunder, Subcontractor agrees to maintain, at all times during the term hereof the following insurance coverage and any additional insurance and/or bonds required by law:

(a) Workers' Compensation insurance with benefits afforded under the laws of the state in which the work is to be performed.

(b) Employer's Liability insurance with minimum limits of $100,000 for bodily injury by accident,$100,000 for bodily injury by disease per employee and $500,000 for bodily injury by disease policy aggregate.

(c)General Liability insurance with the minimum limits of $1,000,000 per occurrence for bodily injury and property damage arising out of Premises/Operations, $1,000,000 per
Occurrence Personal Injury and $1,000,000 General Policy aggregate (applicable to Commercial
General Liability Policies), and $1,000,000 per occurrence/aggregate for Products/Completed
Operations. Coverage must include Blanket
Contractual, Independent Subcontractor's
Liability and Broad Form Property Damage and name SWBT as an "Additional Insured."
(d) If use of motor vehicles is required, Automobile
Liability insurance with minimum
limits of$1,000,000 per occurrence for bodily injury and property damage, which coverage will extend to all owned, hired and non-owned autos.


Insurance companies affording coverage hereunder must have a
Best's Rating of B+VII
or better.

Upon SWBT's request, Subcontractor agrees to furnish certificates or other acceptable proof of the foregoing insurance which will provide for SWBT to be notified in writing at least thirty (30) days prior to cancellation of or any material change in any of the insurance evidenced thereby.

17. ADVERTISING AND PUBLICITY Subcontractor agrees not to use in any advertising or sales promotion, press releases or other publicity matters any endorsements, direct or indirect quotes, or pictures implying endorsement by SWBT or any of its employees without SWBT's prior written approval.
Subcontractor further agrees to submit to SWBT for written approval, prior to publication, all publicity matters that mention or display SWBT's name and/or marks or contain language from which a connection to said name and/or marks may be referred or implied.

Southwestern Bell Telephone

18. PAYMENT OF TAXES In the event that SWBT is liable under federal law for excise taxes or under state or local law for sales taxes collected by Subcontractor on the Services or Material provided hereunder,
Subcontractor will bill such taxes as separate items, listing each tax jurisdiction involved. SWBT will have the right to require Subcontractor to contest with the imposing jurisdiction, at SWBT's expense, any taxes or assessments which SWBT may deem to be improperly levied. Subcontractor agrees to furnish to SWBT statements evidencing that taxes and assessments for which SWBT is responsible hereunder have been paid.


19. INFRINGEMENT Subcontractor agrees to indemnify and hold
SWBT harmless from and against any loss, liability, damage or expense (including increased damages for willful infringement, punitive damages, attorneys' fees and court costs) that may result by reason of any infringement, or claim of infringement, of any trade secret, patent, trademark, copyright or other proprietary interest of any third party based on the normal use or installation of any Material, Software,
Documentation, program or Services furnished to SWBT hereunder, except to the extent that such claim arises from Subcontractor's compliance with SWBT's detailed instructions for which SWBT agrees to indemnify
Subcontractor. Such exception will not, however, include:

(a) Merchandise available on the open market or the same as such merchandise.

(b) Items of Subcontractor's origin, design of selection.

Subcontractor warrants that it has made reasonable
independent investigation (including obtaining legal
opinions) to determine the legality of its right to produce
and sell the Material/Equipment/Services provided herein
 .

If an injunction or order is obtained against SWBT's use of any Material, Software, Documentation, program or Services, or if in Subcontractor's opinion any Material, Software, Documentation, program or Service is likely to become the subject of a claim of infringement, Subcontractor will, at its expense:

 (i) Procure for SWBT the right to continue using the Material, Software, Documentation, program or
Service; or

(ii) After consultation with SWBT, replace or modify the Material, Software, Documentation, program or Service to make it a substantially similar functionally equivalent, non-infringing Material, Software, Documentation, program or Service.

If the Material, Software, Documentation, program or
Service is purchased or licensed and neither (I) or (ii) above is possible, SWBT may cancel the applicable Purchase
Order and require Subcontractor to remove such Material, Software, Documentation, program or Service from SWBT's customer location and refund any charges paid therefor to SWBT In no event will SWBT be liable to Subcontractor for any charges after the date that SWBT no longer uses the Material, Software, Documentation, program or Service because of actual or claimed infringement.

Each party hereto agrees to defend or settle, at its own expense, any action or suit against the other party hereto for which it is responsible under this clause. Each party further agrees to notify the other party promptly of any claim of infringement for which the other party is responsible hereunder and cooperate in every reasonable way to facilitate the defense thereof.

in the event that Subcontractor, after notification of any claim for which Subcontractor is responsible, does not assume the defense of such action, Subcontractor will reimburse SWBT for all of its costs incurred in the defense of the claim, including, but not limited to attorneys' fees and interest on Suct1
Buyer's payment of said amounts
from the date of SWBT's payment of said amounts.


Southwestern Bell Telephone

20. LABOR AND MATERIAL Subcontractor will furnish all supervision, labor, tools, power, transportation, Material and supplies specified in a Purchase Order except any items specifically listed as being furnished by SWBT or others. It is Subcontractor's duty to inspect all Labor and Material furnished by Subcontractor in connection with the Services, and to report all defects of which Subcontractor becomes aware in the performance of the Services.Such inspection will include, without limitation, inspection for defects which could cause property damage or personal injury. Subcontractor will not use any Material, or permit it to be incorporated into the Services,which is defective or which would otherwise result in an unreasonable risk of harm to persons or property.


21. SEVERABILITY If any provision of this Agreement is determined to be invalid such invalidity will not invalidate the entire Agreement, but rather the entire
Agreement will be construed as if it did not contain the particular invalid provision(s) and the rights and obligations of SWBT and Subcontractor will be construed accordingly.

22. NON-WAIVER No course of dealing or failure of either party to strictly enforce any term, right or condition hereof will be construed as a waiver of such term, right or condition. The waiver by SWBT in one instance of any default of Subcontractor hereunder will not be deemed a waiver of any other default of Subcontractor.
The express provision herein for certain rights and remedies of SWBT are in addition to any other legal and equitable rights and remedies to which SWBT would otherwise be entitled.

23. CUMULATIVE RIGHTS AND REMEDIES The various rights, options, and remedies contained herein will be construed as cumulative and no one of them will be exclusive of any others, or of any other legal or equitable remedy which either party might otherwise have in the event of a breach or default in the performance of the terms, conditions, covenants and agreements set forth herein, and the exercise of one right or remedy by either party will not impair or waive its rights to any other right or remedy.

24.  NOTICES
Any notice or demand which under the terms hereof must or may be given or made by SWBT or Subcontractor will be in writing and given or made by facsimile, or similar communication or by certified or registered mail, return receipt requested, addressed to the respective parties as shown:

 (a) If to Subcontractor: Micro-Media Solutions, Inc.
 501 Waller
 Austin, Texas 78702
 Attn.: Jose Chavez
 (b) If to SWBT: Southwestern Bell Telephone Company
 712 E. Huntland, Rm. 107 Austin, Texas 78752
 Attn.: Manager Purchasing
 (c) If to SWBT: Southwestern Bell Telephone Company
 712 E. Huntland, Rm. 107 Austin, Texas 78752
 Attn.: Senior Systems Integrator

Such notice or demand will be deemed to have been given or made when sent, if sent by facsimile, or similar communication, or when deposited, postage prepaid, in the US mail. The above addresses may be changed at any time by giving thirty (30) days' prior written notice as above provided.

25. CHOICE OF LAW This Agreement will be governed by the laws of the State of Texas.
Southwestern Bell Telephone

26. ASSIGNMENT Neither party hereto may assign, subcontract or otherwise transfer its rights or obligations under this Agreement except with the prior written consent of the other party which consent will not be unreasonably withheld; provided, however SWBT will have the right to assign this Agreement to any present or future affiliate subsidiary or parent corporation, without securing the consent of Subcontractor, and may grant to any such assignee the same rights and privileges SWBT enjoys hereunder. Any attempted assignment not assented to in the manner prescribed herein, except an assignment confined solely to moneys due or to become due, will be void. It is expressly agreed that any assignment of moneys will be void if (a) Subcontractor fails to give SWBT at least thirty
(30) days' prior written notice thereof, or
(b) such assignmel1t attempts to impose upon SWBT obligations to the assignee in addition to the payment of such moneys or preclude SWBT from dealing solely and directly with Subcontractor in all matters pertaining hereto including the negotiation of amendments or settlements of charges due.

27. LIABILITY Subcontractor agrees to indemnify, defend and save SWBT harmless (including its officers, directors, agents and employees) from and against any and all liability, loss, damage or expense (including attorneys' fees and court costs) incurred by SWBT in connection with any claim, demand or suit caused by, arising from, or attributable to the Material or Services provided by Subcontractor or the acts or omissions of Subcontractor (including any of its suppliers, agents or subcontractors) but excepting the negligent acts or omissions solely of SWBT in furnishing the Material or performing Services. This indemnity will survive the delivery, inspection and acceptance of Material or performance of Services hereunder. SWBT agrees to promptly notify Subcontractor of any claim or demand for which Subcontractor is or may be responsible hereunder.
Subcontractor agrees not to implead or bring any action against SWBT or SWBT's employees based on any claim for personal injury or death that occurs in the course or scope of employment of any person by SWBT arising out of Material or Services furnished hereunder.

28. MODIFICATION TO CONFORM TO LAWS This Agreement and
SWBT's
obligations hereunder will be subject to all applicable laws, court orders, rules and regulations (collectively, "LAWS") including, by way of illustration and not limitation, to the 1996 Telecommunications Act. In the event this Agreement, or any of the provisions hereof or the operations contemplated hereunder, are found to be inconsistent with or contrary to any Laws, the latter will be deemed to control and, if commercially practicable, this Agreement will be regarded as modified accordingly and will continue in full force and effect as so modified. If such modified Agreement is not commercially practicable, in the opinion of either party, then the parties agree to meet promptly and discuss any necessary amendments or modifications to this Agreement. If the parties are unable to agree on necessary amendments or modifications in order to comply with any Laws, then this Agreement may be terminated immediately by either party. In the event of such termination, Customer will pay SWBT all amounts due for SERVICES and MATERIAL provided hereunder by SWBT up to and including the effective date of termination.

29. NON-EXCLUSIVE DEALING It is expressly understood and agreed that this Agreement does not grant
Subcontractor an exclusive right to provide the Services or Materials described herein and that SWBT may itself perform, or contract with other suppliers to provide, the Services or Materials.

30. TERMINATION Either party hereto may terminate
this Agreement in whole or in part by giving the other
party hereto at least three
(3)
months' prior written notice. Upon termination, SWBT will pay Subcontractor all amounts due for Material and Services by Subcontractor up to and including the effective date of termination, which payment will constitute a full and complete discharge of SWBT's payment obligations hereunder. If Subcontractor terminates this Agreement, Subcontractor will pay SWBT the difference between the cost of acquiring
Materials and Service from a third party and the amount stated in Clause 2 Compensation for each order that is outstanding at the time of termination. Termination hereof as set forth herein will also constitute a full and complete discharge of Subcontractor's obligations hereunder.
Southwestern Bell Telephone

31. PLANT AND WORK RULES
 Each party's employees and agents will, while on the premises of the other or at any other location while performing SERVICES under this agreement for SWBT, comply with all plant rules and regulations, including, but not limited to, the section of SBC
Communications' Code of Business Conduct," a copy of which is available upon request, which prohibits the possession of any weapon or implement which might be used as a weapon on SWBT properties. In addition, the parties agree that, where required by government regulations, it will submit satisfactory clearance from the U.S.
Department of Defense and/or other federal authorities concerned.

32. ENTIRE AGREEMENT THE TERMS AND PROVISIONS
CONTAINED HEREIN CONSTITUTE THE ENTIRE AGREEMENT BETWEEN
THE PARTIES WHICH MAY NOT BE MODIFIED EXCEPT BY A WRITTEN
INSTRUMENT SIGNED BY
BOTH PARTIES. The provisions hereof supersede all prior oral and written quotations, communications, agreements and understandings of the parties, if any, with respect to the subject matter hereof.

SO AGREED:

 Micro-Media Solutions, Inc. Southwestern Bell
Telephone
Company
 ("Subcontractor") ("SWBT")


 By:_________________       By:_________________


 Title:_____________	Title: Manager of Purchasing

 Date:7/23/97	Date: 7/24/97





February 13, 1998

Micro Media Solutions, Inc.
501 Waller St.
Austin, Texas 78702

Attn:   Gary Salbeck, Operation Manager

Re:     Executed copy of the Field Trial Agreement


Gary:

Actually, I work for SBC here in California, but they only let me use Pacific Bell letterhead. Thank you for the update and I am glad we could talk about how things are going so far. We urgently need some more ISP's to get into the action soon, so the sooner MSI is involved the better.

I have enclosed a copy of the agreement as promised and I apologize that you did not receive a clean copy months ago.
Please feel free to call if you have any questions.

Respectfully,


Mark A. Gaither
Contract Manager
FasTrak DSL
510-8637-5192

cc:	S. P. Formhals (SBC) Field Trial Agreement No. 970097
Page 1 of 32
9/24/97
FIELD TRIAL AGREEMENT



 Southwestern Bell Telephone Company 	(SWBT)
 a Missouri Corporation
 One Bell Center
 St. Louis Missouri 63101

and

 Micro-Media Solutions. Inc. (MSI) 	(MSI)
 a Texas Corporation
501 Waller Street
 Austin, Texas 78702

 					INDEX

PREAMBLE                        3
TERM                            3
ASSIGNMENT                      3
BREACH OF AGREEMENT             3
CHOICE OF LAW                   3
COMPLAINTS                      4
COMPLIANCE WITH LAWS            4
CONFLICT OF INTEREST            4
CURE                            4
SWBT'S INFORMATION              4
SWBT'S OBLIGATION	              5
EMERGENCY SUPPORT               5
ENTIRE AGREEMENT                6
FORCE MAJEURE                   6
INFRINGEMENT                    6
INSIGNIA                        7
INSURANCE                       7
LIABILITY                       8
LICENSES                        8
NO FIDUCIARY                    8
NO PARTNERSHIP                  9
NON-EXCLUSIVE MARKET RIGHTS     9
NON-WAIVER                      9
NOTICES                         9
PERFORMANCE                     10
PUBLICITY                       10
PRUCHASE OPTION                 10
RELEASES VOID                   10
RIGHT OF ACCESS                 10


Field Agreement NO. 970097
Page 2 of 32
9/24/97

SEVERABILITY                    11
SERVICES                        11
SUBCONTRACTING                  11
MSI'S INFORMATION	              11
SURVIVAL OF OBLIGATIONS         11
TAXES	                          11
TERMINATION	                    12
WARRANTY                        12
WORK HEREUNDER                  12

APPENDIX A - NODISCRIMINATION COMPLIANCE AGREEMENT
APPENDIX B - SERVICES



Field Trial Agreement No. 970097
Page 3 of 32
9/24/97

PREAMBLE

SWBT and MSI agree that MSI shall act as SWBT's agent and furnish to SWBT customers, ADSL Fulfillment services and Customer Premises Equipment Installation and Maintenance services, hereinafter referred to as "Services", in accordance with the terms and conditions and specifications of this field trial agreement ("Agreement"). Services are outlined in Appendix B, attached hereto by this reference.
This Agreement is formed solely to provide a means for SWBT to evaluate the potential use of the Service in SWBT's operating area in the form of a future purchase of equipment or services similar to service furnished by MSI, unless provided for in a separate written agreement. In consideration of the mutual convenants and promises contained herein, the parties agree as follows:

TERM

This Agreement shall be effective for the duration of the field trial evaluation which shall begin on October 1, 1997 and shall continue in effect through September 30, 1998 unless earlier terminated as provided for herein.

ASSIGNMENT

Neither party shall assign or otherwise transfer its rights or obligation under this
Agreement except with prior written consent of the other, said consent kno to be unreasonably withheld; provided.
However, SWBT shall have the right to assign this Agreement to any present or future affiliate, subsidiary or parent corporation of SWBT without securing the consent of MSI and may grant to any such assignedd the same rights and priveleges SWBT enjoys under this Agreement. Any attmepted assignment not assented to in the manner as prescribed herein shall be void.

BREACH OF AGREEMENT

In the event MSI shall be in breach or default of any of the terms, conditions 0r covenants of this Agreement, and said breach of default shall continue for a period of ten
(10) days after the giving of written notice to MSI, thereof, then in addition to all other rights and remedies at law or in equity, SWBT shall have the right to cancel this Agreement at no penalty to SWBT and/or enforce the provisions set forth in the PERFORMANCE clause hereof.

CHOICE OF LAW

This Agreement shall be governed by the laws of the state of Missouri




Field Trial Agreement No. 970097
Page 4 of 32
9/24/97


COMPLAINTS


SWBT reserves the right to notify MSI in cases where SWBT has identified current or potential problem areas concerning MSI's SERVICE furnished hereunder.

MSI agrees to accept and acknowledge such notices and to work with SWBT on a reasonable resolution of such problems.
Notice of the disposition and solution of such problems shall be provided to SWBT within ten (10) days of SWBT's notification to
MSI. Periodic reporting of the status of such open problems or complaints will be furnished to SWBT by MSI together with a proposed schedule of resolution. Such resolution shall not exceed thirty (30) days.

COMPLIANCE WITH LAWS


MSI and all persons furnished by MSI shall comply with the provision of all applicable federal, state, countv and local laws, ordinances, regulations and codes (including identification and procurement of required permits, certificates, approvals and inspections) in MSI's performance under this Agreement. MSI further agrees during the term of this Agreement to comply with all applicable
Executive and Federal regulations as set forth in Appendix
A, Nondiscrimination Compliance Agreement, attached hereto and made a part of this Agreement. MSI agrees to indemnify
SWBT for any loss or damage sustained because of MSI's noncompliance.

CON'FLICT OF INTEREST


MSI represents and warrants that no officer, employee, or agent of SWBT has been or will be employed, retained, paid a fee, or otherwise has received or will receive any personal compensation or consideration by or from MSI or any of MSI's officers, employees or agents in connection with the obtaining, arranging, or negotiation of this Agreement or other documents or Agreements entered into or executed in connection herewith.

CURE


SWBT shall not be deemed to be in default under any of the terms of this Agreement and MSI shall not seek or be entitled to enforce any remedy for any claimed default, unless SWBT shall fail to cure or correct said claimed default within thirty (30) days following receipt of written notice by MSI to SWBT of said claimed default.

SWBT'S INFORMATION


Any specifications, drawings, sketches, models, samples, tools, computer or other apparatus programs, technical or business information or data, field trial results and/or reports, written, oral



Field Trial Agreement No. 970097
Page 5 of 32
9/24/97


or otherwise (all hereinafter designated "Information") furnished to MSI under this
Agreement or in contemplation of this Agreement, shall remain SWBT's property. All copies of such Information in written, graphic or other tangible form shall be returned to SWBT at SWBT's request. Unless such Information was previously known to MSI free of any obligation to keep it confidential, or has been or is subsequently made public by SWBT or a third party, it shall be kept confidential by MSI, shall be used only in performing this Agreement, and may not be used for other purposes except such terms as may be agreed upon between MSI and SWBY in writing.

MSI understands and agrees that any and all field trial results prepared by SWBT are and shall remain the property of SWBT and are hereby considered SWBT's Proprietary
Information. Therefore it shall be SWBT's option, in its sole discretion, to furnish MSI copies of such documents or to discuss such documents with MSI. MSI's use of field trial reports furnished by SWBT shall be governed by the provisions of the
PUBLICITY clause in addition to the provisions contained in this clause, SWBT'S
INFORMATION.

SWBT'S OBLIGATION


MSI agrees SWBBT has no obligation or liability whatsoever for expenses incurred in the development of MSI's SERVICE or to provide MSI with results of SWBT's field trial evaluation.

EMERGENCY SUPPORT


MSI shall provide SWBT with an updated current listing of MSI's technical support personnel together with after-hours telephone procedures to contact MSI to correct out-of-service conditions .

In the event SERVICE provided pursuant to this Agreement should affect SWBT's ability to provide telecornmunications services to SWBT's subscribers, MSI shall, without charge, provide field technical personnel to make temporary modifications and arrangements to mitigate the effects of out-of-service conditions.

MSI agrees that expenses incurred by SWBT, if any, to mitigate or correct out-of-service conditions caused by SERVICE shall be substantiated by SWBT and paid by MSI.

Field Trial Agreement No. 970097
Page 6 of 32
9/94/97

ENTIRE AGREEMENT

This Agreement shall constitute the entire agreement between the parties and shall not be modified or amended except by a writing signed by both parties. Estimates furnished by SW13T shall not constitute commitments. The provisions of this Agreement shall supersede all prior oral and written quotations, communications, agreements and understanding of the parties in respect of the subject matter of this
Agreement.

FORCE MAJEURE

Neither party shall be held responsible for any delay or failure in performance of any part of this Agreement to the extent that such delay or failure is caused by fire, flood, explosion, war strike. embargo, government requirement, civil or military authorities, Act of God or by the public enemy, or other causes beyond the control of MSI or SWBT.
If any force majeure condition occurs. the party delayed or unable to perform shall give immediate notice to the other and the party affected by the other's inability to perform may elect to:

A  terminate this Agreement;

B   suspend this Agreement for the duration of the force
majeure condition: or

C   resume performance under this Agreement once the force
majeure condition ceases with an option in the affected party to extend the period of this Agreement up to the length of time the force majeure condition endured.

Unless written notice is given within thirty (30) days after such affected party is notified of the force majeure condition, (b) shall be deemed selected.

INFRlNGEMENT

MSI shall indemnify SWBT for any loss, damage, expense
(including attorney's fees) or liability arising out of any infringement, or claim of infringement, of any patent, trademark, copyright, trade secret or other proprietary interest based on the manufacture, normal or intended use, installation, lease, sale or resale of SERVICE or part thereof (including but not limited to, any program.
documentation, services and/or equipment) furnished to SWBT under this Agreement or In contemplation of this Agreement.


Field Trial Agreement No. 970097
Pagc 7 of 32
9/94/97

If SWBT's normal or intended use, installation, lease, sale or resale of the SERVICE shall be prevented by injunction or court order because of any such infringement for which MSI is responsible, MSI shall. in addition to the above indemnity, at no expense, loss or damage to
SWBT: (1 ) replace such SERVICE with equally suitable
Service free of infringement:
or
(2) modify such SERVICE free of infringement. or (3) by license or other release from claim of infringement procure for SWBT's benefit the right to use, install, lease. sell or resell such SERVICE or (4) after MSI has demonstrated its good faith efforts to achieve the foregoing without success. MSI shall refund to SWBT the full SERVICE purchase price (less a reasonable amount of use of the SERVICE) if any.

INSIGNIA


SWBT's Insignia will not be affixed, used or otherwise displayed on the SERVICE furnished or in connection therewith without SWBT's written approval.

INSURANCE


With respect to performance hereunder, MS1 shall maintain, at all times during the term of this agreement the following insurance coverage and any additional insurance and/or bonds required by law:


(1) 	Worker's Compensation Insurance in compliance with
the laws of the state in which the work is to be performed,
(2) 	Employers Liability Insurance with minimum limits of
$100.000 for Bodily Injury by accident, $100.000 for Bodily Injury by disease per employee and $500,000 for Bodily
Injury by disease policy aggregate;
(3) 	General Liability Insurance with minimum limits of
$1,000,000 per occurrence for Bodily Injury and Property Damage arising out of Premises/Operations, $1,000,000 per occurrence Personal Injury and $1,000,000 General Policy Aggregate
(applicable to Cornmercial General Liability Policies),
$1,000,000 per
occurrence/aggregate for Products/Completed Operations. Coverage must include Blanket Contractual,Independent Contractors Liability and Broad Form Property Damage. If generalliability is Claims-Made coverage, retroactive date must be prior to or coincident withthe inception date of the contract and shall not be advanced during the term of thecontract. SWBT is to be named as Additional Insured as respects general liability; andIf use of motor vehicles is required;
 4) 	Automobile Liability Insurance with minimum limits of
$1,000,000 per
occurrence forBodily Injury and Property Damage. Coverage shall extend to all owned, hired, and




Field Trial Agreement No. 970097
Page 8 of 32
9/24/97
non-owned autos. Insurance Companies affording coverage shall be acceptable to SWBT and have a Best's Rating of B+VII or better. MSI shall be prepared, prior to thestart of work, to furnish certificates or other adequate proof of the foregoing insurance,if so requested by SWBT. SWBT is to be notified in writing at least thirty (30) days prior to cancellation or any Service change of foregoing insurance.

LIABILITY

MSI shall indemnify, defend and save harmless SWBT
(including its officers, agents and employees) from and against any and all liability, loss, damages, costs, attorneys' fees, or other expense of any kind, which arises out of any claim or any suit for damages, injunction or other relief, caused by, resulting from, or in connection with, the SERVICE or acts or omissions of MSI (including any of MSI's agents or subcontractors but excepting the negligent acts or omissions solely of SWBT) in the furnishing of SERVICE or in the performance of services hereunder. This indemnity shall survive the delivery, inspection or acceptance of SERVICE or performance of services hereunder.

MSI agrees to defend SWBT, at SWBT's request, against any such liability, claim, demand or suit. SWBT agrees to notify MSI within a reasonable time of any written claims or demands against SWBT for which MSI is responsible under this clause.

MSI agrees not to implead or bring any action against SWBT or SWBT's employees based on any claim by any person for personal injury or death that occurs in the course or scope of emplovment of such person by SWBT and that arises out of SERVICE or services furnished under this Agreement.

LICENSES

No licenses, express or implied, under any patents are granted by SWBT to MSI under this Agreement.

NO FIDUCIARY

The parties hereto recognize and agree that this Agreement resulted from arms-length bargaining and therefore, that the parties owe no fiduciary duty to each other as a result of this Agreement. The parties have the right to pursue independently other evaluation agreements outside the scope of this Agreement.








Field Trial Agreement No. 970097
Page 9 of 32
9/24/97
NO PARTNERSHIP


It is not the intent of the parties hereto to form a partnership, whether express or implied, or general or limited, as a result of their entering into this Agreement.
Relations between the parties are intended to be governed by this Agreement and interpreted pursuant to the law of contracts. rather than pursuant to the Missouri partnership law.

NON-EXCLUSIVE MARKET RIGHTS

It is expressly understood and agreed that this Agreement does not grant MSI an exclusive privilege to provide to SWBT any or all SERVICE of the type described in this Agreement nor require the purchase of any products from MSI by SWBT. It is, therefore, understood that SWBT may contract with other manufacturers and MSIs for the procurement or trial of comparable Services.

NON-WAIVER

No course of dealing or failure of either party to strictly enforce any term, right or condition of this Agreement shall be construed as a waiver of such term, right or condition.

NOTICES

Any notice or demand which under the terms of this Agreement, or under any statute must or may be given or made by MSI or SWBT shall be in writing and shall be given or made by confirmed facsimile or similar communication or by certified or registered mail addressed to the respective parties as shown:

To SWBT 				To MSI
 Name 			Steve Formhals			Jose
Chavez
 Address 		One Bell Center, 			501 Waller
 City, State, ZIP 	St. Louis, MO  63101
	Austin, TX  78702
 Telephone 		(314)235-1917 			(512)476-
6925

Such notice or demand shall be deemed to have been given or made when sent by confirmed facsimile or other communication or when deposited, postage prepaid in the U.S. mail.

The above addresses may be changed at any time by giving thirty (30) days prior written notice as above provided.







Field Trial Agreement No. 970097
Page 10 of 32
9/24/97
PERFORMANCE

Consistent with the provisions of the FORCE MAJEURE clause of this Agreement, MSI, having confirmed and agreed to a schedule or specific date(s) in the performance of this Agreement, as outlined in the TERM clause hereof shall be expected to meet the schedules or date(s) contained herein.
Expenses incurred by SWBT due to MSI's nonperformance of Service by committed dates, through no fault of SWBT, shall be substantiated by SWBT and paid by MSI within thirty (30) days of written notice from
SWBT.

PUBLICITY

MSI shall not advertise, or otherwise make known to others, any confidential information regarding this Agreement. MSI further agrees not to use in any advertising or sales promotion, press releases or other publicity matters any endorsements, direct or indirect quotes, or pictures implying endorsement by SWBT or any of SWBT's employees without SWBT's prior written approval. MSI shall submit to SWBT for written approval, prior to publication, all publicity matters that mention or display SWBT's name and/or marks or contain language from which a connection to said name and/or marks may be inferred or implied.

PURCHASE OPTION

SWBT may, at SWBT's option, elect to purchase the SERVICE from MSI at the end of this Agreement under a separate written agreement at a price to be mutually agreed upon by SWBT and MSI.

RELEASES VOID

Neither MSI nor SWBT shall require waivers or releases of any rights from representatives of the other in connection with visits to MSI's and SWBT's respective premises, and no such releases or waivers shall be pleaded by MSI or SWBT or third persons in any action or proceeding.

RIGHT OF ACCESS

MSI shall normally not be permitted access to SWBT's facilities in connection with work under this agreement and, however, if access is granted while on SWBT's premises, shall comply with all plant rules and regulations, and where required by government regulations, submit satisfactory clearance from the U.S. Department of Defense and other federal authorities concerned. No charge will be made for such visits.








Field Trial Agreement No. 970097
Page 11 of 32
9/24/97
SEVERABILITY

If any of the provisions of this Agreement shall be invalid or unenforceable, such invalidity or unenforceability shall not invalidate or render unenforceable the entire
Agreement, but rather the entire Agreement shall be construed as if not containing the particular invalid or unenforceable provision or provisions, and the rights and obligations of MSI and SWBT shall be construed and enforced accordingly. However, in the event such provision is considered essential element of this Agreement, MSI and SWBT shall promptly negotiate a replacement therefor.

SERVICES

Appendix B outlines MSI's responsibilities, is incorporated herein, and made a part of this Agreement by this reference and applies to the SERVICE under this Agreement.

SUBCONTRACTING

MSI shall not, without the prior written consent of SWBT, subcontract any portion of the work covered by this Agreement. Subcontracting by MSI shall not relieve MSI of any responsibilities hereunder and MSI shall remain responsible for compliance by any subcontractor with all provisions of this Agreement.

MSI'S INFORMATION

No specifications, drawings, sketches, models, samples, tools, computer or other apparatus programs, technical information or data, written, oral or otherwise, furnished by MSI to SWBT under this Agreement or in contemplation of this Agreement shall be considered by MSI to be confidential or proprietary.

SURVIVAL OF OBLIGATIONS

MSI's obligations under this Agreement which by their nature would continue beyond the termination, cancellation or expiration of this Agreement, including, by way of illustration only and not limitation, those in the PERFORMANCE, COMPLIANCE WITH LAWS, INFRINGEMENT, LIABILITY,
RELEASES VOID, SEVERABILITY, SWBT'S INFORMATION, and
WARRANTY clauses shall survive
termination, cancellation or expiration of this Agreement.

TAXES

Federal manufacturer's or retailer's excise and state and local sales or use taxes, when applicable, shall be paid by MSI.




Field Trial Agreement No. 970097
Page 12 of 32
9/24/97
TERMINATION

SWBT may terminate this Agreement without penalty in whole or in part by giving MSI at least thirty (30) days prior written notice. Upon termination, MSI shall return to SWBT any equipment or documents that had been provided to MSI.

WARRANTY

Seller agrees to perform the SERVICES in a first-class, workmanlike manner, with care, skill and diligence, and in accordance with applicable standards currently recognized by Seller's profession. Seller further agrees to be responsible for the professional quality, technical accuracy, completeness and coordination of all reports, designs, drawings, plans, information, specifications and other items and SERVICES furnished under this Contract. If
Seller fails to meet applicable professional standards, Seller will, without additional compensation, correct or revise any errors or deficiencies in its reports, drawings, specifications, designs or other items or SERVICES furnished hereunder.

Any replacement, repair, modification, installation, or other service performed by MSI shall be warranted as herein provided based upon the date performance of the service is completed and accepted by SWBT.

 WORK HEREUNDER

It is understood that visits by MSI or MSI's representatives for inspection, adjustment, or other similar purposes in connection with SERVICE, shall for all purposes be deemed "work hereunder" and shall be at no charge to SWBT unless otherwise agreed in writing with SWBT.

In WITNESS WHEREOF, the foregoing Agreement has been executed by the parties hereto, in duplicate this 1st day of October, 1997.

 MSI Accepted: 					SWBT Accepted:
 Micro-Media Solutions, Inc.
	Southwestern Bell
Telephone Company
 By:         _________________________		By:
_________________________
 Name:    _________________________		Name:
_________________________
 Title:      _________________________ 		Title:
_________________________
 Date:      _________________________		Date:
_________________________








Field Trial Agreement No. 970097
Page 13 of 32
9/24/97

NONDISCRIMINATION COMPLIANCE AGREEMENT (SW-9368)



Field Trial Agreement No. 970097
Page 14 of 32
9/24/97


Contractor recognizes its responsibility to comply with all federal and state laws governing performance of this Contract including, but not limited to:Executive Order 11246, Executive Order 11625,
Executive Order 12138, Section 503 of the Rehabilitation
Act of 1973 as amended and the Vietnam Era Veterans
Readjustment Assistance Act of 1974.

I.     EQUAL EMPLOYMENT OPPORTUNITY DUTIES OF GOVERNMENT
CONTRACTORS (APPLICABLE TO CONTRACTS AND
       SUBCONTRACTS EXCEEDING $10,000)

       During the performance of this contract, the Contractor agrees as follows:

(1) The Contractor will not discriminate against any employee or applicant for employment because of race, color, religion, sex, or national origin. The Contractor will take affirmative action to ensure that applicants are employed, and that employees are treated during employment without regard to their race, color, religion, sex, or national origin. Such action shall include, but not be limited to the following:
Employment, upgrading, demotion, or transfer, recruitment or recruitment advertising; layoff or termination; rates of pay or other forms of compensation; and selection for training, including apprenticeship. The Contractor agrees to post in conspicuous places, as available to employees and applicants for employment notices to be provided by the contracting officer setting forth the provisions of this nondiscrimination clause.

(2) The Contractor will, in all solicitations or advertisements for employees placed by or on behalf of the Contractor, state that all qualified applicants will receive consideration for employment without regard to race, color, religion, sex, or national origin.

(3) The Contractor will send to each labor union or representative of workers with which he has a collective bargaining agreement or other contract or understanding, a notice to be provided by the agency contracting officer, advising the labor union or worker's representative of the Contractor's commitments under section 202 of Executive
Order 11246 of September 24, 1965, and shall post copies of the notice in conspicuous places available to employees and applicants for employment.

(4) The Contractor will comply with all provisions of Executive Order 11246 of September 24, 1965, and of the rules, regulations, and relevant orders of the Secretary of Labor.

       (5) The Contractor will furnish all information and reports required by Executive Order 11246 of September
24, 1965, and by the rules,regulations, and orders of the Secretary of Labor, or pursuant thereto, and will permit access to his books, records, and accounts by the contracting agency and the Secretary of Labor for purposes of investigation to ascertain compliance with such rules, regulations, and orders.

        (6)     In the event of the Contractor's
noncompliance with the nondiscrimination clauses of this contract or with any of such rules, regulations, or orders. This contract may be cancelled, terminated or suspended in whole or in part and the Contractor may be declared ineligible for further
Government contracts in accordance with procedures authorized in Executive Order 11246 of September 24, 1965, and such other sanctions may be imposed and remedies invoked as provided in Executive Order
11246 of September 24, 1965, or by rule, regulation, or order of the
                  Secretary of Labor, or as otherwise
provided by law.

(7) The contractor will include the provisions of paragraphs (1) through (7) in every subcontract or purchase order unless exempted by rules,regulations, or orders of the Secretary of Labor issued pursuant to section 204 of Executive Order 11246 of September 24, 1965, so that such provisions will be binding upon each subcontractor or vendor. The Contractor will take such action with respect to any subcontract or purchase order as may be directed by the Secretary of Labor as a means of enforcing such provisions including sanctions for noncompliance: Provided, however, that in the event the Contractor becomes involved in, or is threatened with, litigation with a subcontractor or vendor as a result of such direction, the Contractor may request the United States to enter into such litigation to protect the interests of the United States.

II.      CERTIFICATION OF NON-SEGREGATED FACILITIES
(APPLICABLE TO CONTRACTS AND SUBCONTRACTS EXCEEDING
          $10,000)

          The Contractor certifies that it does not and will not maintain any facilities it provides for its employees in a segregated manner, or permit its employees to perform their services at any location under its control where segregated facilities are maintained; and that it will obtain a similar certification, prior to the award of any nonexempt subcontract

 III.    EMPLOYER INFORMATION REPORT (APPLICABLE IF VALUE
OF
CONTRACT IS $50,000 OR MORE AND CONTRACTOR HAS
          50 OR MORE EMPLOYEES)

          Contractor agrees and certifies that it will file complete and accurate report (EEO-1) per the current instructions and file such other compliance reports as may be required under Executive Order 11246, as amended, and rules and regulations adopted thereunder.

 IV.    WRITTEN AFFIRMATIVE ACTION PROGRAM (APPLICABLE IF
VALUE OF CONTRACT IS $50,000 OR MORE AND
          CONTRACTOR HAS 50 OR MORE EMPLOYEES)

          Contractor will develop an affirmative action compliance program for each of its establishments as required by 41 C.F.R. Part 60- 1.40 and 60.2.





Field Trial Agreement No. 970097
Page 14 of 32
9/24/97


Contractor recognizes its responsibility to comply with all federal and state laws governing performance of this Contract including, but not limited to:Executive Order
11246, Executive Order 11625, Executive Order 12138,
Section 503 of the Rehabilitation Act of 1973 as amended and the Vietnam Era Veterans Readjustment Assistance Act of
1974.

I.     EQUAL EMPLOYMENT OPPORTUNITY DUTIES OF GOVERNMENT
CONTRACTORS (APPLICABLE TO CONTRACTS AND
       SUBCONTRACTS EXCEEDING $10,000)

       During the performance of this contract, the Contractor agrees as follows:

(5) The Contractor will not discriminate against any employee or applicant for employment because of race, color, religion, sex, or nationalorigin. The Contractor will take affirmative action to ensure that applicants are employed, and that employees are treated during employment without regard to their race, color, religion, sex, or national origin. Such action shall include, but not be limited to the following: Employment, upgrading, demotion, or transfer, recruitment or recruitment advertising; layoff or termination; rates of pay or other forms of compensation; and selection for training, including apprenticeship. The Contractor agrees to post in conspicuous places, as available to employees and applicants for employment notices to be provided by the contracting officer setting forth the provisions of this nondiscrimination clause.

(6) The Contractor will, in all solicitations or advertisements for employees placed by or on behalf of the Contractor, state that all qualified applicants will receive consideration for employment without regard to race, color, religion, sex, or national origin.

(7) The Contractor will send to each labor union or representative of workers with which he has a collective bargaining agreement or other contract or understanding, a notice to be provided by the agency contracting officer, advising the labor union or worker's representative of the
         Contractor's commitments under section 202 of Executive Order 11246 of September 24, 1965, and shall post copies of the notice in conspicuous places available to employees and applicants for employment.

(8) The Contractor will comply with all provisions of Executive Order 11246 of September 24, 1965, and of the rules, regulations, and relevant orders of the Secretary of Labor.

       (5) The Contractor will furnish all information and reports required by Executive Order 11246 of September
24, 1965, and by the rules, regulations, and orders of the Secretary of Labor, or pursuant thereto, and will permit access to his books, records, and accounts by the contracting agency and the Secretary of Labor for purposes of investigation to ascertain compliance with such rules, regulations, and orders.

        (6)     In the event of the Contractor's
noncompliance with the nondiscrimination clauses of this contract or with any of such rules, regulations, or orders. This contract may be cancelled, terminated or suspended in whole or in part and the Contractor may be declared ineligible for further
Government contracts in accordance with procedures authorized in Executive Order 11246 of September 24, 1965, and such other sanctions may be imposed and remedies invoked as provided in Executive Order 11246 of September
24, 1965, or by rule, regulation, or order of the
                  Secretary of Labor, or as otherwise
provided by law.

(8) The contractor will include the provisions of paragraphs (1) through (7) in every subcontract or purchase order unless exempted by rules,regulations, or orders of the Secretary of Labor issued pursuant to section 204 of Executive Order 11246 of September 24, 1965, so that such provisions will be binding upon each subcontractor or vendor. The Contractor will take such action with respect to any subcontract or purchase order as may be directed by the Secretary of Labor as a means of enforcing such provisions including sanctions for noncompliance: Provided, however, that in the event the Contractor becomes involved in, or is threatened with, litigation with a subcontractor or vendor as a result of such direction, the Contractor may request the United States to enter into such litigation to protect the interests of the United States.

II.      CERTIFICATION OF NON-SEGREGATED FACILITIES
(APPLICABLE TO
CONTRACTS AND SUBCONTRACTS EXCEEDING
          $10,000)

          The Contractor certifies that it does not and will not maintain any facilities it provides for its employees in a segregated manner, or permit its employees to perform their services at any location under its control where segregated facilities are maintained; and that it will obtain a similar certification, prior to the award of any nonexempt subcontract

 III.    EMPLOYER INFORMATION REPORT (APPLICABLE IF VALUE
OF
CONTRACT IS $50,000 OR MORE AND CONTRACTOR HAS
          50 OR MORE EMPLOYEES)

          Contractor agrees and certifies that it will file complete and accurate report
(EEO-1) per the current instructions and file such other compliance reports as may be required under Executive Order
11246, as amended, and
rules and regulations adopted thereunder.

 IV.    WRITTEN AFFIRMATIVE ACTION PROGRAM (APPLICABLE IF
VALUE
OF CONTRACT IS $50,000 OR MORE AND
          CONTRACTOR HAS 50 OR MORE EMPLOYEES)

          Contractor will develop an affirmative action compliance program for each of its establishments as required by 41 C.F.R. Part 60- 1.40 and 60.2.






Field Trial Agreement No. 970097
Page 15 of 32
9/24/97

V.     CERTIFICATION OF COMPLIANCE WITH VETERAN
RESPONSIBILITIES
(APPLICABLE TO CONTRACTS AND
         SUBCONTRACTS OF $10,000 OR MORE)

         In accordance with the Vietnam Veteran's
Readjustment Assistance Act of 1974
and 41 C.F.R Part 60-250, as amended, the parties incorporate by reference the "Affirmative Action For Disabled
Veterans and Veterans of the
Vietnam Era" clause and such other regulations and contract clauses required to be made part of government contracts and subcontracts.

VI.    EMPLOYMENT OF THE HANDICAPPED (APPLICABLE TO
CONTRACTS
AND SUBCONTRACTS OF $2,500 OR MORE)
         In accordance with the Rehabilitation Act of 1973, as amended, Executive Order
11758 and 41 C.F.R., Part 60-741, the parties incorporate by reference the "Affirmative Action For Handicapped
Workers" clause and all
other regulations and contract clauses required to be made part of government contracts and subcontracts.

 VII.  UTILIZATION OF SMALL BUSINESS CONCERNS AND SMALL
DISADVANTAGED BUSINESS CONCERNS (APPLICABLE WHEN GOVERNMENT
CONTRACT IS EXPECTED TO BE OVER
$500,000)

    (a) It is the policy of the United States that small business concerns and small business concerns owned and controlled by socially and economically disadvantaged individuals shall have the maximum practicable opportunity to participate in performing contracts let by any
                   Federal agency.

    (b) The Contractor hereby agrees to carry out this policy in the awarding of subcontracts to the fullest extent consistent with efficient contract performance. The Contractor further agrees to cooperate in any studies or surveys as may be conducted by the United States Small Business
Administration or the awarding agency of the United States as may be necessary to determine the extent of the Contractor's compliance with this clause.

    (c) As used in this contract, the term "small business concern" shall mean a small business as defined pursuant to section 3 of the Small Business Act and relevant regulations promulgated pursuant thereto. The term "small business concern owned and controlled by socially and economically disadvantaged individuals" shall mean a small business concern-

 (1) Which is at least 5l percent owned by one or more socially and economically disadvantaged individuals; or, in the case of any publicly owned business, at least 5l percent of the stock of which is owned by one or more socially and economically disadvantaged individuals; and

 (2) Whose management and daily business operations are controlled by one or more of such individuals.

           The Contractor shall presume that socially and economically disadvantaged individuals include Black
Americans, Hispanic Americans,
           Native Americans, Asian-Pacific Americans,
Asian-Indian Americans and other minorities, or any other individual found to be disadvantaged by the Administration pursuant to section 8(a) of the Small Business Act.

   (d) Contractors acting in good faith may rely on written representations by their subcontractors regarding their status as either a small business concern or a small business concern owned and controlled by socially and economically disadvantaged individuals.

VIII.    SMALL BUSINESS AND SMALL DISADVANTAGED BUSINESS
SUBCONTRACTING PLAN (IF SUBCONTRACT OF
            GOVERNMEN'T CONTRACT EXCEEDS $500.000)

            Contractor will adopt a subcontracting plan similar to the plan agreed to by Southwestern Bell Telephone Company.

IX.       UTILIZATION OF WOMEN-OWNED SMALL BUSINESSES

  (a) "Women-owned small businesses," as used in this clause, means businesses that are at least 5l percent owned by women who are United States citizens and who also control and operate the business.

          "Control," as used in this clause, means exercising the power to make policy decisions.

         "Operate," as used in this clause, means being actively involved in the day-to-day management of the business.

 (b) It is the policy of the United States that women-owned small businesses shall have the maximum practicable opportunity to participate in performing contracts awarded by any
Federal agency.

  (c) The Contractor agrees to use its best efforts to give women-owned small businesses the maximum practicable opportunity to participate in the subcontracts it awards to the fullest extent consistent with the efficient performance of its contract.






Field Trial Agreement No. 970097
Page 16 of 32
9/24/97
Appendix B
SERVICES

 Program
 Objectives:
 MSI will provide SWBT with high volume ADSL
  Fulfillment services and Customer Premises Equipment
  Installation and Maintenance services.

 SWBT's objective is to achieve high customer satisfaction for development of the ADSL CPE.


 Teaming:
 ADSL is a new network technology. Successful implementation of ADSL technology will require strong team work among SWBT and the MSI. As such, MSI shall provide a single contact for project management and coordination activities in all areas of presence throughout SWBT's territories in Arkansas, Kansas, Missouri, Oklahoma and Texas.

   At a future date, SWBT may wish to provide additional products to be implemented as part of this proposal.
    MSI shall promptly indicate its ability to support future requests.

 Market
Opportunity
   The SWBT estimate of the potential market for ADSL
    CPE installation and maintenance services is between 10,000 and 30,000 sites over the next 18 to 24 months for business and residential markets. Installation rates of between 45 and 75 installations per day, throughout SWBT's territory, are anticipated.

 Geographic
 Territory
   Initially, four wire centers in the Austin area, starting in the fourth quarter of 1997. Long term, beginning second quarter 1998, in major metropolitan areas throughout SWBT's five state territory.

   Thirty days from execution of this Agreement, MSI shall provide information which indicate its geographic coverage by zip-code.

 Program
 Schedule
 MSI shall have processes in place by October 1, 1997 for




Field Trial Agreement No. 970097
Page 17 of 32
9/24/97
    pre-deployment trials. MSI to provide plan on how MSI will achieve this objective.

   MSI shall be prepared to provide fulfillment.
Installation and Maintenance services of ADSL CPE to the market, in support of SWBT's ADSL roll-out, beginning in October,
                                    1997.

 CPE

   MS1 to receive CPE as consigned SWBT inventory stock, stage, provide equipment in pre-packaged installation kits to send to installers and end customers.

   Installation kits are defined in Attachment 4 of this
                                    Appendix
   ADSL CPE has already been pre-selected by SWBT.
 Pricing
 Information
   Pricing is outlined in Attachment 6 of this Appendix.
MSI commits to fixed 2 year fixed pricing, independent of location beginning in October, 1997 for the following:

   Fixed fee, per site, for each of the Installation options as identified:
   ADSL modem and splitter (outdoor environment ready)
   Inside wire
   Computer installation of browser software
   Installation & configuration of NIC, including software installation

   Fixed fee, per site, for each of the Maintenance options identified:
   Next day parts
   Next day onsite service
   Same Day onsite service
   Fixed fee per each requested delivery of pre-packaged installation kits to end customers upon order request from SWBT.

  Fixed fee, per unit, for delivery of each of the installation kits as identified, with CPE ADSL modem with splitter, software, and NIC cards provided by SWBT.

Installation



Field Trial Agreement No. 970097
Page 18 of 32
9/24/97


Installation Scope of Work for installing the ADSL Modem
And splitter, Network Interface Card, and wiring requirements are defined in attachments 1,2, and 3 respectively.

MSI will provide detail information on what their proposed wiring methodology is for installing the wiring from the SWBT NID (Network Interface Device) to the ADSL modem in the residence, when using existing IW (inside wiring). In cases where existing IW is not available or Cat 5, a Cat 5 home run. From NID to ADSL modem location, will be provided as defined in attachment 3 of this appendix.

Installation Requirements
SWBT will schedule the end customer installation appointment dates. SWEBT will then communicate installation and maintenance schedule to MSI.

MSI normal installation hours shall be Monday through Friday, 7:30am to 9:30pm, CST/CDT. MSI to provide fees for work performed outside normal installation hours.

MSI agree to provide capabilities for supporting installations and maintenance on
Saturday.

MSI agrees to confirm ability to meet installation schedules per SWBT's commitment to customer.

MSI agrees to provide plan for making up missed appointments independent of scheduling rates for new work.

MSI agreed to be required to install the oldest inventoried equipment first to ensure warranty coverage is maintained.

MSI agrees to be required to maintain records on date of receipt of equipment by serial number.

Installation Completion
MSI agrees to complete the individual customer installation project upon successful establishment of either a bi-directional 384/256Kbps ADSL
ATM PVP connection to
the internet or corporate host.

Installation and checkout test plan is included as Attachments 1, 2, and 3.
Field Trial Agreement No. 970097
Page 19 of 32
9/24/97


MSI shall ship the installation kits from fulfillment center to customers who only want the CPE installation kits, as identified in Attachment 4 of this appendix, within five
(5) working days of notification.

Wiring
MSI shall wire the ADSL modem to the ADSL modular termination jack and shall utilize the cord supplied with the ADSL modem. (This cord will be two pair, Cat 3 wire with RJ14 terminations on both ends, not to exceed 20 feet in length.) IW from the modular termination jack to the SWBT NID will be standard 24 or 26 gauge, CAT 3 wiring.
Cabling to and from the OC to the ADSL Modem will be over 10BaseT Cat
2 cable.

MSI shall provide new wiring from the SWBT network termination point, at the customers location, to the ADSL
Modem as described in attachment 3

Maintenance
MSI will provide a toll free call center for maintenance and repair handling, including warranty handling.

MSI shall offer next day parts, same day onsite, next day onsite, and 2 day onsite maintenance. Hours of operation shall be 7:30am to 9:30 pm CST/CDT, five (5) days a week (Monday - Friday).

Installation and Maintenance Field Service Requirements

MSI shall supply own transportation, including vehicles, licensed and insured drivers, and adequate liability insurance.

MSI shall immediately provide each of its own installers with PC/Mac Laptop with integral Ethernet and or ATM NIC card with SWBT ADSL Project software for testing and verifying proper operation including ADSL network testing.

MSI shall provide testing software as required by SWBT to ensure proper operation of
NIC card in OC.

MSI shall provide installers with appropriate tools, cabling, wiring, identification required to complete installations and maintenance dispatches on a 97% first time basis to the scheduled installation date, measured by dividing the number of first visit installations successfully
Field Trial Agreement No, 970097
Page 20 of 32
9/24/97


Completed on time by the number of scheduled installations.

MSI shall submit, a plan demonstrating how MSI intends to achieve this goal and what measurement tools are proposed to monitor status.

MSI shall supply all ancillary parts as required to support installation.

MSI shall provide all training to installers and maintenance personnel.

MSI shall provide a typical test platform at SWBT for each PC (such as ISA, PCI) or Mac that NIC card is installed with appropriate operating system software. (such as Windows 3.1, 3.11, or later version, Windows 95, Windows
NT)

MSI shall be responsible for its own inventory and field logistics system; such systems must be described to SWBT, and must be adequate to support supplier's field operation in a manner which meets service level requirements.

MSI shall have and maintain capability to communicate by phone, fax, and e-mail.

MSI shall have the proven resources and financial strength, or demonstrate a plan to support SWBT in the deployment of the installations territory-wide in volumes.

MSI shall indicate the volume of installations and maintenance levels that MSI can commit to by zip-code on a per-week basis.

MSI shall provide the scope of their coverage by timeline both current and planned.

MSI shall provide toll free end customer telephone assistance to diagnose potential service issues and provide, at its expense, delivery, to the customer, a unit to replace the unit that is suspect.

MSI shall indicate what its capability to support installations for multi-language
(including, but not limited to Spanish, Chinese, Tagalog, Japanese, Vietnamese, Portugese, etc.) and hearing impaired customers.


Field Trial Agreement No. 970097
Page 21 of 32
9/24/97

Experience
MSI shall identify past experience in fulfilling programs of this scope and magnitude.

MSI shall provide customer references for programs of similar scope and size.


Project			MSI shall provide a Project
Manager, assigned to manage
installations for Management	ADSL, for SWBT.   The Project
Manager will manage this installation processes and work with the end customers, as well as the SWBT ADSL Customer Service Team, to ensure successful implementations. The Project Manager shall be responsible for collecting, maintaining, and assembling all ADSL specific documentation which will include at a minimum:

Deployment Plan with timeline, equipment standard templates, deployment locatins, protocols and addressing as defined by SWBT, an inventory of equipment, including serial numbers and network installed, procedures for service calls, and equipment configurations.

MSI will supply resumes for proposed Project Manager.
SWBT reserves the right to interview and accept or decline any proposed Project Manager.


Licenses
MSI shall be licensed for residential and business installations in SWBT's territory. MSI shall have all required federal, state, county and city licenses to complete the ADSL installations successfully.

MSI shall meet all building codes as required by city and counties.

MSI shall comply with all applicable laws, rules and regulations.


Customer Satisfaction
End Customer satisfaction is of key concern to SWBT.
SWBT welcomes innovations where methods to increase customer satisfaction are addressed.

MSI shall provide how MSI intends to provide a safe installation to the end customer without risk of personal safety or risk of loss of the end customers personal property (i.e. hiring and screening programs for new employees, safety training, etc.).






Field Trial Agreement No. 970097
Page 22 of 32
9/24/97





Tracking and Reporting

MSI shall provide a tracking and reporting format to track installations activity by day, week, and month, showing force to load, and actual schedule performance.
Performance management reporting for volume of installations and maintenance activities is a mandatory requirement.

MSI shall provide monthly performance reports that indentify, among other items; number and trend of calls, missed installations, second installations, equipment failure rates and customer satisfaction levels.

MSI shall provide sample reports, and the methods used to gather the data upon which these reports are base.

MSI shall specify how each piece of serialized equipment will be tracked and identified, and reported to SWBT for provisioning and warranty tracking purposes .

Timelines
			MSI shall provide an overall program
implementation
timeline.

Subcontracting
MSI shall provide a list of potential major sub-contractors that MSI may use to implement this project with their qualifications.

SWBT reserves the right to decline the use of any proposed sub-contractor.









Field Trial Agreement No. 970097
Page 23 of 32
9/24/97



Attachment 1

Installation Services
ADSL  Modem and Splitter

MSI shall perform the following services in the installation, configuration and testing of the ADSL Modem and passive splitter. Installation shall include; physical installation of ADSL modem, connecting to power, attaching modem to the ADSL network, configuration of ADSL
Modem, installation of operating software, checkout of operation, and demonstration to customer of connection.

Installation crew will call the business customer the day before the installation is to commence to remind the customer that the installation is to take place the following day either in the morning or afternoon.

Configuration

Configuration parameters will be set at the manufacturer's recommended defaults, or as defined by SWBT. Specific customer requirements will be accommodated during the configuration and installation process. MSI will confirm the use of web service to ensure ADSL connectivity with the ISP or corporate location. Full operational testing of all the parameters of the local software and it's inter-operation with the ADSL network may be at an additional fee.

Protocol Addressing

Protocol addressing for the customers PC or Mac (NIC) to allow the ADSL Modems to communicate with the host or Internet shall be defined by SWBT and will be provided for in the configuration of the unit. Although the ADSL modem will supoort one Internet connection, the installer shall be able to support interconnecting to one of 20 different
Internet Service providers script, to be provided by SWBT.

Other specific addressing or configuration requested (i.e.
other Group Address, SNMP, etc.) is the responsibility of customer to provide.

Physical Placement of Unit

The ADSL  modem will be placed as instructed by customer
and may be either wall or desktop mounted.  Typical
installation is expected to be desktop mounting.  The
appropriate hardware for each instance will be
provided by SWBT.   Cables from unit to the "telco" jack,
and ADSL Modem to terminating equipment (for example PC or Mac) will be connected. Appropriate cable lengths should be ordered and supplied with the unit to be installed.
Power outlets to be provided by customer and shall be within 5 feet of the ADSL modem.




Field Trial Agreement No. 970097
Page 24 of 32
9/24/97

ADSL Modem Network Testing

Step 1, Configuration Process

1. Ensure PC and ADSL  modem powers on
2. Ensure configuration is taken by PC  and ADSL modem
3. Ensure ports can be seen by software and are configurable

Step 2, Test Connection to ADSL WAN Network

1. LAN  and phone circuits are active and working properly
2. Network protocol is active
3. Addressing is not causing errors
4. Protocol is up
5. Review for network errors (lost packets, short frames, CRC, etc.)

Step 3, Test Other Connections

1. LAN  or Serial port is active
2. Protocol is up
3. Addressing is not causing erros

Installation Compete

	Installation is complete when:
1. ADSL Modem and PC is configured per manufacturer specifications or other customer required configuration.
2. ADSL Modem and PC is connected to SWBT network.
3. ADSL Modem and PC has been tested with network service provided by
SWBT (or other carrier as appropriate and available) and connection with CO end established.
4. ADSL Modem and PC operates as per manufacturer specifications

Installer (s) shall I leave behind a customer satisfaction survey for customer to fill out and mail to SWBT.





Field Trial Agreement No. 970097
Page 25 of 32
9/24/97


Attachment 2

Installation Services
Ethernet or ATM 25 Mbps IBM PC Compatible
Network Interface Card (NIC) Installation

MSI will install and configure either a 10BaseT Ethernet
Network Interface Card (NIC) or a 25 Meg ATM NIC card as a connecting product to the ADSL Network modem. The NIC may be either ISA or PCI form factors. The installation includes opening of the PC or Mac, inserting the NIC and adding the driver software provided with the NIC.
Configuration of the NIC software is based on a specific PC class with specific software provided by SWBT to run on a IBM class PC operating Windows 95 or Mac running System 7.
Other optional configurations may be defined as part of this RFP in further attachments. MSI will develop a specific installation script on the installation process to be approved by SWBT. Customer must have a minimum configuration as defined by SWBT to operate with the ADSL network.

Configuration

Configuration parameters will be set at the manufacturer's recommended defaults for software selectable interrupts and jumper settings. Specific customer requirements shall be accommodated during the configuration and installation process when made available to the onsite MSI technician or Project Coordinator, as approved by SWBT, prior to installation. MSI shall load the software in a separate directory and called up by the software command specified by the software.

Physical Placement of Unit

The NIC will be installed in the desired PC where slots are available. An appropriate cable for connecting the NIC to the ADSL modem will be supplied with the unit to be installed. Additional cables or longer cables, if appropriate, but not to exceed 20 feet in length, shall be provided by the installer technician.

Connecting Device Testing
	Level 1 Testing:

	During configuration process:
1. Ensure PC and NIC powers on properly,
2. Ensure configuration is taken by device
3. Ensure NIC can be seen by software and is configurable
4. Ensure that the NIC can transfer data from the PC to the ADSL modem and netowork.






Field Trial Agreement No. 970097
Page 26 of 32
9/24/97

Installation Complete

NIC Installation Complete
1. NIC is configured per manufacturer specifications or ADSL specific required configuration.
2. NIC is connected to ADSL modem.
3. NIC accepts software drivers and operates as per manufacturer specifications to the ADSL modem.
4. PC is able to browse the desired web site successfully on the ADSL network.

Installer(s) shall leave behind a customer satisfaction survey for customer to fill out mail to SWBT.



Field Trial Agreement No. 970097
Page 27 of 32
9/24/97


Attachment 3

Inside Wiring
(TW)

Residential

MSI shall provide, at its expense, new residential wiring from the ADSL Modem connection to the SWBT network interface device
(NID) at the residence.

The MSI shall perform the following: audit the (NID), determine which pair is in use for the ADSL connection, install the ADSL splitter in the NID, or other adjacent
SWBT approved enclosure, per SWBT provided instructions, ensure conditioning on the pairs, install new telco grade
Cat 3 wire (24 gauge) up to 150 feet of telephone cable to the ADSL modem, provide termination in wall for ADSL network connection via modular termination jack, place ADSL modem in properly vented location, and connect the appropriate cables to the ADSL modem and PC or Mac.

If wiring is performed separately than at time of installation of
ADSL modem or NIC, Installer(s) shall leave behind a customer satisfaction survey for customer to fill out and mail to SWBT.

Business Wiring

Wiring for ADSL in a business environment will follow
SWBT/MSI
standard business practices. Before a Proposal is proposed, MSI shall perform a walk through for estimating costs to accurately estimate the costs of the installation.



RESTRICTED-PROPRIETARY INFORMATION

Field Trial Agreement No. 970097
Page 28 of 32
9/24/97



Attachment 4

ADSL Installation Packs

Option 1
MSI will sent Installation Pack to customers who perform their own ADSL modem installation

		ADSL Modem.
ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
ISP browser software, as required.
Windows '95, Windows for Workgroups 3.11, Windows
NT 3.51, Windows NT 4.0 or Mac client software driver stack for the NIC being used.
ADSL RJ11 OR modular termination jack.
ADSL network line interconnection cable to the modem, 6 foot length.
10BaseT cable, 6 foot length.
`How to' instructions guide.
Modem Manual, or other manufacturer's instructions.
Misc. screws and plastic parts.
100 foot of telco interconnection cable.
Box marked with PB and SWBT logo.

Option 2
MSI will sent Installation Pack to customers who perform their own ADSL modem and NIC card installation

ADSL Modem.
ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
Ethernet NIC with software drivers. ISP browser software, as required.
Windows '95, Windows for Workgroups 3.11, Windows
NT 3.51, Windows NT 4.0 or Mac client software driver stack for the NIC being used. ADSL RJ11 OR RJ14 modular termination jack. ADSL network line interconnection cable to the modem, 6 foot length.
10BaseT cable, 6 foot length.
`How to' instructions guide.
Modem Manual, or other manufacturer's instructions.
Misc. screws and plastic parts.
100 foot of telco interconnection cable.
Box marked with PB and SWBT logo.


Field Trial Agreement No. 970097
Page 29 of 32
9/24/97

Option 3
MSI will sent Installation Pack to installers to perform the ADSL modem installation for customers

ADSL Modem.
ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) (A separate splitter enclosure may also be included.)
ISP browser software, as required.
Windows '95, Windows for Workgroups 3.11, Windows
NT 3.51, Windows NT 4.0 or Mac client software driver stack for the NIC being used.ADSL RJ11 OR RJ14 modular termination jack.
ADSL network line interconnection cable to the modem, 6 foot length. 10BaseT cable, 6 foot length.
Modem Manual, or other manufacturer's instructions, for customer.

Option 4
MSI will sent Installation Pack to installers who perform the ADSL modem and NIC card installation for customers

ADSL Modem
ADSL Splitter (Outdoor environment ready, with outdoor boots for wiring connections provided if required.) A separate splitter enclosure may also be included.)
Ethernet NIC with software drivers. ISP browser software, as required.Windows'95, Windows for Workgroups 3.11, Windows NT 3.51, Windows NT 4.0 or Mac client software driver stack for the NIC being used.ADSL RJ11 or RJ14 modular termination jack.ADSL network line interconnection cable to the modem, 6 foot length.10BaseT cable, 6 foot length. Modem Manual, or other manufacturer's instructions, for customer.







Field Trial Agreement No. 970097
Page 30 of 32
9/24/97

Attachment 5

FULLFILLMENT CENTER

MSI's Fulfillment Center

1. The fufillment Center will have all selected ADSL CPE and installation componenets readily available for sale to SWBT customers (i.e. Self-Installers), within 5 business days of receipt of an order from SWBT.
2. MSI Fulfillment Center will provide weekly reports to SWBT which track the delivery and servicing of CPE.
3. MSI Fulfillment Center will deliver CPE  directly to
SWBT customers or designated installation partners within intervals determined by SWBT; currently SWBT's expectation is that 5 business days would be the maximum delivery time anywhere in anywhere in SWBT territory, and delivery volumes may eventually be greater than 75 ADSL kits per day.
4. MSI Fulfillment Center will support all warranties, exchange policies and discount structures offered by the manufacturer (s) defined by SWBT.
5. MSI Fulfillment Center employees will provide manufacturer instructions and/or any other provided collateral for CPE use to customers, as required.
6. MSI Fulfillment Center will provide a toll free number for customer support. The number will be included in the CPE packaging.
7. MSI will be required to have and/or implement a program to perform pre-employment screening, bonding, and safety training prior to having it's employees perform services on behalf of SWBT.

Installation and Maintenance

8. MSI will have the necessary tools, equipment, and transportation to install ADSL CPE components.
9. MSI will have a logistics system in place to efficiently receive and distribute CPE to the installer responsible for the installation within the intervals determined by SWBT.
10. MSI will have a process to adequately handle force to load issues and scheduling for timely installation of CPE that customers have selected.
11. MSI's Installation and Maintenance function will support all warranties, and exchange policies offered by the manufacturer(s) selected by SWBT.
12. MSI will provide weekly reports to SWBT which track the receiving time from the Fulfillment center, the interval from receipt of equipment, to the time the customer order is completed; and tracking of orders not completed on the first visit.
13. MSI will provide customers with instructions on how to use the ADSL service, and demonstrate to the customer that the service is in working order before leaving the premises.
14. MSI will hand the customer satisfaction survey to allow the customer to provide feedback to SWBT concerning the quality of services provided.
15. MSI shall provide all CPE components with backup supplies to each installer.MSI shall provide respond to CPE trouble calls within the interval period determined by SWBT. (Currently expected to be 4 hours or less from receipt of trouble call based on a rolling clock. A rolling clock is defined as any hourly increment being rounded to the next hour i.e. a call received at 1:05 P.M.
will be counted as received at 2:00 P.M.)



Field Trial Agreement No. 970097
Page 31 of 32
9/24/97



17. MSI shall provide trained personnel to successfully install multiple ADSL configurations, and to be able to handle a multitude of installation variable.18. MSI will be required to have and/or implement a program to perform pre-employment screening, bonding, and safety training prior to having its employees perform services on behalf of SWBT.
19 MSI will work with SWBT to implement a process to accommodate language dependent customers.
20 At SWBT's request, the MSI installation and Maintenance force will make all necessary arrangements to accommodate hearing impaired customers. This includes, but is not limited to, the ability to interact with a Telecommunications Device for the Deaf (TTY).
21. MSI is required to handle all SWBT geographic regions, by zip code (preferred) or by County, for the full range of installation and maintenance services.












City of Austin

Estimated Value of Contract:	$960,000
Scope of Contract: Exclusive Hewlett Packard reseller agreement. Renewable for up to 3 additional years.

Agreement #C970185
City Wide Contract for Personal Computers
City of Austin, Texas and Micro-Media Solutions, Inc.

This agreement is made and entered into by and between the City of Austin, Texas, a Texas Municipal corporation (hereinafter referred to as the City), and Micro-Media Solutions Inc., a corporation of Texas
(hereinafter referred to as the Contractor), to provide for the purchase of Hewlett-Packard notebook computers, personal computers, servers and warranty services.
SECTION I

CITY WIDE CONTRACT FOR PERSONAL COMPUTERS

1.0 SCOPE OF WORK AND SPECIAL CONTRACT PROVISIONS
The contractor shall sell Hewlett-Packard notebook computers, personal computers and servers to include warranty services for products purchased under the provisions of this agreement. The contractor agrees to:
a. Provide a cost effective, flexible, competitive and comprehensive procurement process for PCs, notebooks and servers.
b. Provide a choice to City Departments of different computers and configurations from Hewlett-Packard.
c. Provide acceptable delivery times for stock and non-stock items and the ability for Department staff to query on-hand stock availability in real time.
d. Provide acceptable levels of service warranties as well as a level of standardization which will allow the City's technical support staff to maintain the equipment after warranty period.
e. Provide reliable network compatibility to existing
Local
Area Networks (LANS)
and Wide Area Networks (WANS).
f. Provide Hewlett-Packard's Support PAC three (3) year on-site warranty for parts and labor for all desktops and servers purchased under this agreement. Warranty for
Hewlett-Packard Omnibook notebooks purchased under this agreement shall be
Hewlett-Packard's Express Exchange warranty.
Notebooks
will be picked up by
Contractor service staff and replacement returned within twenty-four (24) hours.
g. Provide access to a 24 hour help desk with one (1) hour call-back, four (4) hour response and twenty-four (24) hour repair timeframes.

2.0 TERMS OF AGREEMENT
2.1 This agreement shall be in effect for a period of
twelve (12) months
from its date of execution with three (3) twelve (12)
month
options
contingent upon the approval of the City Manger or
his
representative
and the Contractor.
2.2 Upon expiration of the initial term period of
extension, the Contractor
agrees to hold over under the terms and conditions of
this
agreement
for such a period of time as is reasonably necessary
to
complete the
project outlined herein.
3.0 FEES AND PAYMENTS
3.1 Fees
The Contractor's fee and pricing for system purchased
under
this
agreement shall be based upon the Contractor's
percentage
discount
from Hewlett-Packard's HP First list price referenced
in
his proposal
as follows:
Servers:	16% below list.
Desktops:  15% below list.
Notebooks:  14% below list.
The percentage discount stated herein shall remain constant throughout the term of the initial contract period and subsequent extension periods. Contractor shall notify the City of any revisions to the above referenced list and shall transmit to the City a revised list within five
(5) calendar days.
This pricing structure includes Hewlett-Packard's
Support
PAC three
(3) year on-site warranty for parts and labor for all systems purchased under this agreement.
3.2 Payments
The City shall make payments against invoices, within thirty (30) days upon receipt, which are presented to City Departments referencing the contract number and City PG reference number. Should the
City
receive partial or incorrect shipments, payments shall be made only against accepted items and the invoice shall be marked paid only for accepted items. A separate invoice shall be submitted to the City upon fulfillment of partial or incorrect shipments.

4.0 CONTRACT VALUE
This agreement shall not exceed six hundred thousand dollars ($600,000).

5.0 ORDERING
Orders shall be placed by City Department FAX to the Contractor. Prior to the placement of orders, Departments shall contact the Contractor for current pricing and configuration information. This information can be obtained from the Company's web site (www.msaustin.com/hp4coa/) or by phone request.
The
Contractor will FAX back
to the requesting Department a confirming quotation with a reference number.
Contractor will accept only those orders submitted on a valid City of Austin supply/service release document (PG) containing, at a minimum, the following information:
a. PG Number.
b. Agreement Number #C970185.
c. Contractor's quotation/reference number if applicable.
d. Signature of authorized department representative.

6.0 INQUIRIES
Department representatives will contact the following
Contractor representatives for the
following:
Order Status:  Patricia Fraga, 476-6925
Warranty Issues:  Cindy Stapp, 476-6925

7.0 DELIVERY
Delivery times under this agreement shall be:
seventy-two
(72) hour delivery on in-
stock, in-warehouse items and two (2) week delivery on all other items. This does not apply to back ordered items.

8.0 QUANTITIES
The City makes no guarantee to purchase any specific numbers of computer systems under this agreement. Quantities purchased will be dependent upon each City
Department's requirements.

9.0 INSURANCE AND BONDING
Insurance Certificates and Performance Bonds must be submitted ten (10) days prior to start work. A new Insurance Certificate shall be submitted to the City for all policies that are renewed during the term of the contract.
SECTION II
CITY OF AUSTIN
STANDARD PURCHASE
TERMS AND CONDITIONS

Seller and Buyer agree as follows:
1. SELLER TO PACKAGE GOODS: Seller will package goods in accordance with good commercial practice. Each shipping container shall be clearly and permanently marked as follows: (a) Seller's name and address, (b) Consignee's name, address and purchase order or purchase release number and the price agreement number if applicable, (c)
Container number and total number of
containers, e.g. box 1 or 4 boxes, and (d) the number of the container bearing the packing slip. Seller shall bear cost of packaging unless otherwise provided. Goods shall be suitably packed to secure lowest transportation costs and to conform with requirements of common carriers and any applicable specifications. Buyer's count or weight shall be final and conclusive on shipments not accompanied by packing lists.
2. SHIPMENT UNDER RESERVATION PROHIBITED: Seller is not authorized to ship the goods under reservation and no tender of a bill of lading will operate as a tender of goods.
3. TITLE & RISK OF LOSS: The title and risk of loss of the goods shall not pass to the Buyer until the Buyer actually receives and takes possession of the goods at the points of delivery.
4. DELIVERY TERMS AND TRANSPORTATION CHARGES.  F.O.B.
Destination unless delivery terms are specified otherwise in bid. Buyer agrees to reimburse Seller for transportation costs in the amount specified in Seller's bid, or actual costs, whichever is lower, if the quoted delivery terms do not include transportation costs, provided Buyer shall have the right to designate what method of transportation shall be used to ship the goods.
5. NO REPLACEMENT OF DEFECTIVE TENDER. Every tender or delivery of goods must fully comply with all provisions of this contract as to time of delivery, quality, and the like. If a tender is made which does not fully conform, this shall constitute a breach and Seller shall not have the right to substitute a conforming tender provided, where the time for performance has not yet expired, the Seller may seasonable notify Buyer of his intention to cure and may then make a conforming tender within the contract time but not afterward.
6. PLACE OF DELIVERY. The place of delivery shall be that set forth in the block of the purchase order or purchase release entitled "receiving Agency". Any charge thereto shall be affected by modification as provided for in Clause 20 "Modifications" hereof. The terms of this agreement are "no arrival, no sale."
7. INVOICES & PAYMENT.
A. Seller shall submit separate invoices in duplicate on each purchase order or purchase release after each delivery. Invoices shall indicate the purchase order or purchase release number and the supply agreement number if applicable.
Invoices shall be itemized and transportation charges, if any, shall be listed separately. A copy of the bill of lading and the freight waybill when applicable should be attached to the invoice. Mail to: Named
Receiving Department, P.O.
Box 1088, Austin, TX 78767.  Supplier should keep the
Finance Department
advised of any changes in their remittance address.
B. The City's obligation is payable only and solely from funds available for the purpose of this purchase. Lack of funds shall render this contract null and void to the extent funds are not available and any delivered but unpaid for goods will be returned to the Seller by Buyer.
8. GRATUITIES. The Buyer may, by written notice to the Seller, cancel this contract without liability if it is determined by Buyer that gratuities, in the form of entertainment, gifts, or otherwise, were offered or given by the Seller or any agent or representative of the Seller to any officer or employee of the City of Austin with a view toward securing a contract or securing favorable treatment with respect to the awarding or amending or the making of nay determinations provisions, Buyer shall be entitled, in additional to any other rights and remedies, to recover or withhold the amount of the cost incurred by the Seller in providing such gratuities.
9. SPECIAL TOOLS & TEST EQUIPMENT. If the price stated on the face hereof, includes the cost of any special tooling or special test equipment fabricated or required by the Seller for purpose of filling this order, such special tooling equipment and any process sheets thereto shall be come the property of the Buyer and to the extent feasible shall be identified by the Seller as such..
10. WARRANTY-PRICE.
a. The price to be paid by the Buyer shall be that contained in Seller's current prices on orders by others for products of the kind and specification covered by this agreement for similar quantities under similar or like conditions and methods of purchase. In the event
Seller breaches this warranty, the prices of the items shall be reduced to the Seller's actual expense.b. The Seller warrants that no person or selling agency has been employed or retained to solicit or secure this contract upon an agreement or understanding for commission, percentage, brokerage, or contingent fee, excepting bona fide employees of bona fide established commercial or selling agencies maintained by the Seller for the purpose of securing business.
For breach or violation of this warranty, the Buyer shall have the right in addition to any other right or rights to cancel this contract without liability and to deduct from the contract price, or otherwise recover, the full amount of such commission, percentage, brokerage or contingent fee.
11. WARRANTY-PRODUCT. Seller shall not limit or exclude any implied warranties any attempt to do so shall render this contract voidable at the option of the Buyer.
Seller warrants that the goods furnished will conform to the specifications, drawings and descriptions listed in the bid invitation, and to the sample(s) furnished by Seller, if any. In the event of a conflict between the specifications, drawings, and descriptions, the specifications shall govern.
12. SAFETY WARRANTY. Seller warrants that the product sold to Buyer shall conform to the standards promulgated by the U.S.
Department of Labor under the
Occupational Safety and Health Act 1970. In the event the product does not conform to OSHA standards, Buyer may return the product for correction or replacement at the Seller's expense. In the event
Seller fails to make the appropriate
correction within a reasonable time, correction made by Buyer will be at Seller's expense.
13. NO WARRANTY BY BUYER AGAINST INFINGEMENTS. As a part of this contract for sale, Seller agrees to ascertain whether goods manufactured in accordance with the specifications attached to this agreement will give rise to the rightful claim of any third person by way of infringement of the like. Buyer makes no warranty that the production of goods according to the specification will not give rise to such a claim, and in no event shall Buyer be liable to Seller for indemnification in the event that Seller is sued on the grounds of infringement or the like. If Seller is of the opinion that an infringement or the like will result, he will notify Buyer to this effect in writing within two weeks after the signing of this agreement. If Buyer does not receive notice and its subsequently held liable for the infringement or the like, Seller will save Buyer harmless. If Seller in good faith ascertains that production of the goods in accordance with the specifications will result in infringement or the like, this contract shall be null and void, except that Buyer will pay Seller the reasonable cost of his search as to infringements.
14. RIGHT OF INSPECTION. Buyer shall have the right to inspect goods at delivery before accepting them.
15. CANCELLATION. Buyer shall have the right to cancel for default all or any part of the undelivered portion of this order if Seller breaches any terms hereof including warranties of Seller or if the Seller becomes insolvent or commits acts of bankruptcy. Such right of cancellation is in addition to and not in lieu of any other remedies which Buyer may have in Law or equity.
The City may cancel for convenience this Agreement upon 30 calendar days written notice to the Contractor.
Effective date of such notice shall begin three (3) days after date of posting with the United States Postal
Service with said notice being
sent to last known address of Contractor.
16. TERMINATION. The performance of work under this order may be terminated in whole in part by the Buyer in accordance with the provision. Termination of work hereunder shall be affected by the delivery order is terminated and the date upon which such termination becomes effective. Such right of termination is in addition to and not in lieu of rights of Buyer set forth in Clause 15 herein.
17. FORCE MAJEURE. If, by reason of Force Majeure, either party hereto shall be rendered unable wholly or in part to carry out its obligations under this Agreement, then such party shall give notice and full particulars of such Force Majeure in writing to the other party within a reasonable time after occurrence of the event or cause relied upon, and the obligation of the party giving such notice, so far as it is affected by such Force Majeure, shall be suspended during the continuance of the inability then claimed, except as hereinafter provided, but for no longer period, and such party shall endeavor to remove or overcome such inability with all reasonable dispatch.
18. ASSIGNMENT-DELEGATION. No right or interest in this contract shall be assigned or delegation of any obligation made by Seller without the written permission of the Buyer. Any attempted assignment or delegation by Seller shall be wholly void and totally ineffective for all purposes unless made in conformity with this paragraph.
19. WAIVER. No claim or right arising out of a breach of this contract can be discharged in whole or in part by a waiver or renunciation of the claim or right unless the waiver or renunciation is supported by consideration and is in writing signed by the aggrieved party.
20. MODIFICATION. This contract can be modified or rescinded only by a writing signed by both of the parties or their duly authorized agents.
21. INTERPRETATION-PAROLE EVIDENCE. This writing is intended by the parties as a final expression of their agreement and is intended also as a complete and exclusive statement of the terms of their agreement.
No course of prior dealing between the parties and no usage of the trade shall be relevant to supplement or explain any term used in this agreement. Acceptance or acquiescence in a course of performance rendered under this agreement shall not be relevant to determine the meaning of this agreement even though the accepting or acquiescing party has knowledge of the performance and opportunity for objection. Whenever a term defined by the Uniform Commercial Code is used in the agreement, the definition contain in the Code is to control.
22. APPLICABLE LAW. This agreement shall be governed by
Federal, State and local
laws.
23. ADVERTISING. Seller shall not advertise or publish, without Buyer's prior consent, the fact that Buyer had entered into this contract, except to the extent necessary to comply with proper requests for information from an authorized representative of the federal, state or local government.
24. RIGHT OF ASSURANCE. Whenever one party to this contract in good faith has reason to question the party's intent to perform, he may demand that the other party give written assurance of his intent to perform. In the event that a demand is made and no assurance is given within five (5) days, the demanding party may treat this failure as an anticipatory repudiation of the contract.
25. VENUE. Both parties agree that venue for any litigation arising from this contract shall lie in Austin, Travis County, Texas.
26. PROHIBITION AGAINST PERSONAL INTERST IN
CONTRACTS.  SEE SUPPLEMENTAL TERMS AND CONDITIONS.
27. TRAVEL EXPENSES. All travel and lodging expenses in connection with this contract for which reimbursement is claimed by the Contractor will be reviewed against the Runzheimer Meal-Lodging Index by the City of Austin Budget Office.
All invoices must be accompanied by copies of receipts (hotel bills, airline tickets, etc.). No reimbursement will be made for expenses not actually incurred.
28. INDEMNITY. Contractor undertakes to indemnify the City from any and all liability loss or damages the City may suffer as a result of claims, demands, costs, or judgements against it arising out of the negligent performance of the Contractor of the terms of this contract.
29. INSURANCE.  SEE SUPPLEMENTAL TERMS AND
CONDITIONS.
30. CONTRACTOR CERTIFICATION. The Contractor certifies that the fees or prices submitted have been arrived at independently without consultation, communication, or agreement for the purpose of restricting competition, as to any matter relating to such fees with any other firm or with any competitor.
31. CALIMS. In the event that any claim, demand, suit, or other action is made or brought by any person, firm, corporation, or other entity against the Contractor, the
Contractor shall give written notice thereof, to the City (within two (2) working days after being notified) of such claim, demand, suit, or action. Such notice shall state the date and hour of notification of any such claim, demand, suit, or other action; the names and addresses of the person, firm, corporation, other entity making such claim or that instituted or threatened to institute any type of action or proceeding, the basis of such claim, action, or proceeding; and the name of any person against whom such claim is being made or threatened.
Such written notice shall be delivered either personally or by mail and shall be directed to the Legal
Department and the affected City Department, PO Box
1088, Austin, Texas 78767.32. AUDITING REQUIREMENTS. It is agreed that Contractor shall maintain and make available for inspection, audit and/or reproduction by any authorized representative of the City or any other governmental agency, books, documents, and other evidence pertinent to the costs and expenses of this contract. This includes, to the extent such detail will properly reflect all cost: direct and indirect costs of labor, material, equipment, supplies, and services and all other costs and expenses of whatever nature for which reimbursement is claimed under provisions of this contract.
33. NOTICES. All notices under this contract shall be registered mail. Effective date of such notice shall begin three (3) days after the date of posting with the United Postal Service with said notice being sent to last known address of recipient.
CONTRACT ADMINISTRATOR. Unless otherwise specified, the Purchasing Office will act as the contract point between the City and the Contractor and its designated the Contract Administrator
35. RIGHTS TO BID, PROPOSAL AND CONTRACTUAL MATERIAL.
All
reports,
charts, schedules, or other appended documentation to any bid, content to basic bid, or contracts and any responses, inquiries, correspondence, and related material submitted by Contractor shall become property of the City upon receipt.
36. Delays. THE City reserves the right to delay scheduled due dates if it is to the advantage of all concerned participating and at no extra cost to the Contractor.
37. COPYRIGHTS AND RIGHTS IN DATA. Where activities supported by this project produce original computer programs, writings, sound recordings, pictorial reproduction, drawings, or other graphical representation and works of any similar nature (the term computer program includes executable computer programs and supporting data in any form), the City of Austin has the right to use, duplicate, and disclose, in whole or in part, in any manner, for any purpose whatsoever and have others do so. If the material is copyrightable, the subgrantee may copyright such, and the City of Austin reserves a royalty-free, non-exclusive, and irrevocable license to reproduce, publish and use such materials, in whole or in part and to authorize others to do so. Seller assumes no liability for the City of Austin's use of any material developed by Seller for any purpose other than the purpose intended under this agreement.
38. PATENT/DISCOVERY. If any discovery or invention arises or is developed in the course of or as a result of work performed under this project, the Contractor shall refer the discovery or invention to the City. The
Contractor hereby agrees that determination of rights to inventions made under this project shall be made by the City, who shall have sole and exclusive powers to determine whether or not and where a patent applications or patent which may issue thereon. The determination of the City shall be accepted as final. In addition, the Contractor hereby agrees and otherwise recognizes that the City shall acquire at least an irrevocable, non-exclusive, royalty-free license to practice and have practiced throughout the world for City purposes, any invention made in the course of or under this project. The Contractor shall include provisions appropriate to effectuate the purpose of this condition in all contracts of employment, consultant's agreements or contracts.
39. MAINTENANCE OF RECORD. All required records shall be maintained until an audit is completed and all questions arising therefrom are resolved, or three years after completion of a project, whichever occurs first; except that records will be retained beyond the third year if an audit is in progress and/or the findings of a completed audit have not been resolved satisfactorily.
40. PUBLICATIONS. All published materials and written reports submitted under this project must be originally developed material unless otherwise specifically provided in the contract document. When material, not originally developed, is included in a report, it shall have the source identified. This identification may be in the body of the report or by footnote. This provision is applicable when the material is in verbatim or extensive paraphrase format.
41. PALCE AND CONDITIONS OF WORK. For the work to be perform principally at the City of Austin offices, the City shall provide conference areas and other work space for Contractor employees, and shall provide data entry assistance, and special supplies, in reasonable quantities for use by Contractor personnel. Contractor personnel shall adhere to the City's established procedure relating to the use of facilities and equipment. The aforementioned project manager shall be responsible to obtain information for the Contractor, and shall arrange all appointments, meetings, and conferences between Contractor's staff and City personnel, and shall make available to Contractor personnel those items as are needed to acquaint Contractor's personnel with the City's established procedures.
42. PRIME CONTRACTOR RESPONSIBLITIES. The Contractor will be required to accept responsibility for all services offered in his proposal. The City of Austin will consider the selected Contractor's named representative to be the point of contact with regard to contractual matters. The contractor will be provided consultation time with management and operational personnel of each participating City department.
43. RIGHT TO PROTEST.  SEE SUPPLEMENTAL TERMS AND
CONDITIONS.
44. FRAUD. Fraudulent statements on any response will result in disqualification and may result in legal action.
SECTION III
SUPPLEMENTAL PURCHASE TERMS AND CONDITIONS

A. The following changes are hereby made to the Standard Terms and Conditions:
1. Paragraph 26, entitled "Prohibition Against
Personal Interest in Contracts" is deleted in its entirety and replaced with the following paragraph:26. PROHIBITION AGAINST PERSONAL INTEREST IN
CONTRACTS: No officer or employee of the City who is involved in the development, evaluation, or decision making process of this solicitation shall have a financial interest, direct or indirect, in this Contract. Any willful violation of this section shall constitute impropriety in office, and any officer or employee guilty thereof shall be subject to disciplinary action up to and including dismissal. Any violation of this provision, with the knowledge, expressed or implied, of the Seller shall render this Contract voidable by the City.
2. Paragraph 29, entitled "Insurance" is deleted in its entirety and replaced with the following paragraph:
29. INSURANCE. (Applicable to Contracts for services that are performed at the City facilities or for supplies that are delivered to the City facilities by vendor personnel).
A. General Requirements.
1. Insurance is required on all City Contracts as stated above unless otherwise specified.
2. The Seller shall at a minimum carry insurance in the types and amounts indicated below for the duration of the Contract and during any warranty period. Buyer shall be listed as an additional insured on all policies (except
Workers compensation).
3. The Seller's shall forward Certificates of
Insurance to the Buyer as verification of coverage and endorsements required below.
4. Seller shall not commence work until the required insurance is obtained and has been reviewed by Buyer.
Approval of insurance by Buyer shall not relieve or decrease the liability of Seller hereunder and shall not be construed to be a limitation of liability on the part of Seller.
5. Seller's insurance coverage shall be written by companies licensed to do business in the State of Texas at the time the policies are issued and shall be written by companies with A.M. Best ratings of B+VII or better.
6. All endorsements naming the Buyer as additional insured, waivers, and notices of cancellation endorsements as well as the Certificate of Insurance shall contain the Contract number and indicate: City of Austin, Purchasing
Office, P.O. Box 1088, Austin, Texas 78767.
7. The "other" insurance clause shall not apply to the Buyer where the Buyer is an additional insured on any policy. It is intended that policies required in the Contract, covering both Buyer and Seller, shall be considered primary coverage as applicable.
8. If insurance policies are not written for amounts specified below, Seller shall carry Umbrella or Excess
Liability Insurance for any differences in amounts specified. If Excess Liability Insurance is provided, it shall follow the form of the primary coverage.
9. Buyer shall be entitled, upon request and without expense, to receive certified copies of policies and endorsements thereto and may make any reasonable requests for deletion or revision or modification of particular policy terms, conditions, limitations, or exclusions except where policy provisions are established by law or regulations binding upon either of the parties hereto or the underwriter on any such policies.
10. Buyer reserves the right to review the insurance requirements set forth during the effective period of this Contract and to make reasonable adjustments to insurance coverage, limits, and exclusions when deemed necessary and prudent by Buyer based upon changes in statutory law, court decisions, the claims history of the industry or financial condition of the insurance company as well as Seller.
11. Seller shall not cause any insurance to be cancelled nor permit any insurance to lapse during the term of the Contract or as required in the Contract.
12. Seller shall be responsible for premiums, deductibles and self-insured retentions, if any, stated in policies. All deductibles or self-insured retentions shall be disclosed on the Certificate of Insurance.
13. Seller shall provide Buyer thirty (30) calendar days written notice of erosion of the aggregate limits below occurrence limits for all applicable coverages indicated in the Contract.
14. If Buyer owned property is being transported or stored off-site by Seller, then the appropriate property policy will be endorsed for transit and storage in an amount sufficient to protect Buyer's property.
B. Specific Requirements:
1. Worker's Compensation and Employer's Liability
Insurance.Coverage Shall be consistent with statutory benefits outlined in the Texas Worker's Compensation Act
(Art. 8308-1.01 at seq Tex. Rev. Civ. Stat.). Seller shall assure compliance with this statute by submitting a standard certificate of coverage to Buyer for every vendor providing services under the Contract as acceptable proof of coverage. Worker's Compensation Insurance coverage written by the Texas Workers Compensation Fund is acceptable to Buyer. Seller's policy shall apply to the State of Texas and include:
a. A Waiver of Subrogation Endorsement in favor of Buyer.
b. Thirty (30) calendar days Notice of Cancellation in favor of Buyer.
c. Minimum policy limits for Employer's Liability
Insurance coverage shall be $100,000 bodily injury by disease each employee.
2. Commercial General Liability Insurance. The policy shall include:
a. Blanket contractual liability coverage for liability assumed under this Contract and all Contracts related to this project.
b. Completed Operations/Products Liability for the duration of the warranty period.
c. Thirty (30) calendar days Notice of Cancellation in favor of Buyer.
d. A Waiver of Transfer of Recovery Against Others in favor of Buyer.
e. A minimum combined bodily injury and property damage limit of $600,000 per occurrence.
3. Business Automobile Liability Insurance. Seller shall provide coverage for all owned, non-owned and hired vehicles. The policy shall include:
a. A waiver of Subrogation Endorsement in favor of Buyer.
b. Thirty (30) calendar days Notice of Cancellation in favor of Buyer.
c. A minimum combined single limit of $600,000 per occurrence for bodily injury and property damage.
Alternate acceptable limits are $250,000 bodily injury per person, $500,000 bodily injury per occurrence and at least $100,000 property damage liability each accident.
3. Paragraph 43, entitled "Right to Protest" is deleted in its entirety and replaced with the following paragraph:
43. PROTEST PROCEDURES. The purchasing Officer has the authority to settle or resolve any claim of an alleged deficiency or protest. The procedure for notifying the City of Austin of an alleged deficiency or filing a protest are listed below. If you fail to comply with any of these requirements, the Purchasing
Officer may dismiss your complaint or protest.
A. Prior to bid opening or proposal closing date: If you are a prospective bidder or proposer and you become aware of the facts regarding what you believe is deficiency in the solicitation process before the bid is opened or before closing date for receipt of proposals, you must notify the City in writing of the alleged deficiency before those dates, giving the City an opportunity to resolve the situation prior to the bid opening or proposal closing date.

B. After bid opening or proposal closing date: If you submit a bid or a proposal to the City and you believe that there has been a deficiency in the solicitation process or the award, you have the opportunity to protest the solicitation process or the recommended award as follows:
1. You must file written notice of your intent to protest within three (3) calendar days of the date that you know or should have known of the facts relating to the protest. If you do not file a written notice of intent within this time, you have waived all rights to protest the solicitation process or the award.
2. You must file your written protest within 14 (14) calendar days of the date that you know or should have known of the facts relating to the protest unless you know of the facts before the bid has opened or before closing date for receipt of proposals. If you know of the facts before those dates, you must notify the City as stated above.
3. You must submit your protest in writing and must include the following information:
a. your name, address, telephone, and fax number;
b. the solicitation number and CIP number, if applicable;
c. a detailed statement of the factual grounds for the protest, including copies of any relevant documents.
4. Your protest must be concise and presented logically and factually to help the City's review.
5. When the City receives a timely written protest, the Purchasing Officer will determine whether the grounds for your protest are sufficient. If the Purchasing
Officer decides that the grounds are sufficient, the Purchasing Officer will schedule a protest hearing, usually within five (5) working days. If the Purchasing Officer determines that your grounds are insufficient, the City will notify you of that decision in writing.
6. The protest hearing is informal and is not subject to the Open Meetings Act. The purpose of the hearing is to give you a chance to present your case, it is not an adversarial proceeding. Those who may attend from the City are: representatives from the department that requested the purchase, the Department of Law, the Purchasing Office, and other appropriate City staff. You may bring a representative or anyone else that will present information to support the factual grounds for your protest with you to the hearing.
7. A decision will usually be made within fifteen
(15) calendar days after the hearing.
8. The City will send you a copy of the hearing decision after the appropriate City staff had reviewed the decisiion.
9. When a protest is filed, the City usually will not make an award until a decision on the protest is made.
However, the City will not delay an award if the City
Manager or the Purchasing Officer determines that:
a. the City urgently requires the supplies or services to be purchased, or
b. failure to make an award promptly will unduly delay delivery or performance.
In those instances, the City will notify you and make every effort to resolve your protest before the award.

B. The following Terms and Conditions are hereby incorporated and shall apply to this procurement:
1. Performance
Failure of the City to insist in any one or more instances upon performance of any of the terms and conditions of this contract shall not be construed as a waiver or relinquishment of the future performance of any terms and conditions, but the Contractor's obligation with respect to such performance shall continue in full force and effect.
2. Contingent Fees
The Contractor warrants that no person or selling agency has been employed or retained to solicit or secure this contract upon an agreement or understanding for commission, percentage, brokerage, or contingent fee expecting bona fide Employees of bona fide established commercial or selling agencies maintained by the Contractor for the purpose of securing business. For breach or violation of this warranty, the City shall have the right, in addition to any other right or rights to cancel this contract without liability and to deduct from the contract price, or otherwise recover the full amount of such commission, percentage, brokerage or contingent fee.3.
Performance BondWithin fourteen (14) days after notification of award of contract and prior to execution of contract, the contractor shall submit a Performance Bond in the amount of 50% of the total amount of the contract.
The Performance Bond shall remain in effect throughout the initial contract period. A new Performance Bond in the amount of 50% of the total contract amount of any extension periods shall be provided for each respective extension period.
SECTION IV
CITY WIDE CONTRACT FOR PERSONAL COMPUTERS
City of Austin, Texas and Micro-Media Solutions, Inc.

SIGNATURE PAGE

1.0 ENTIRE CONTRACT

The above constitutes the entire contract and is not subject to modification by parol or course of dealing or practice and shall be modified only in accordance with
Section II, Paragraph 20.0, MODIFICATIONS.

BY THE SIGNATURES affixed below, the above contract, which includes the Contractor's proposal, hereby incorporated by reference as part of the terms of this document, is hereby accepted as to all the terms and conditions.

VENDOR/SUPPLIER:				CITY OF AUSTIN:
BY:----------------------------------
	BY:--
-----------------------------------
---------
Jose Chavez, President	   Eddie Futcher Clark
	Micro-Media Solutions
	501 Waller St.        Deputy
                            Purchasing
                            Officer

	Purchasing
      Office
	Austin, TX 78702				Finance and
Administrative Services
							Department

Date: 5/23/97					Date:
5/30/97
Finance and Administrative Services

Approve amendment #1 to increase the twelve month contract with the following vendors: MICRO-MEDIA
SOLUTIONS, INC., (MBE/MH), Austin. Texas;
COMPUTER SOLUTIONS, (WBE/FR), Austin, Texas; DELL
COMPUTERS, Round Rock, Texas; INACOM INFORMATION SYSTEMS,
Austin, Texas for the purchase of notebook computers, desktops computers, servers and three year on site warranty and service, in the amount of $3,334,642, for a total amount to all contractors not to exceed $6,334,642 with three twelve month extensions options in an amount not to exceed $3,000,000 per extension, for total contract amounts not to exceed
$15,334,642. Funding in the amount of $2,594,160 was included in the 1997-98 approved Capital budget of the Electric Utility Department. Funding for the extension options is contingent upon available funding in future budgets. Best proposal of three. No M/WBE Subcontracting opportunities identified.
City of Austin

April 21, 1997

Jose Chavez, President
Micro-Media Solutions, Inc.
501 Waller St.
Austin, TX 78702

RE: Request for Proposal No. LB97300002
       Personal Computer Procurement

Dear Mr. Chavez:

The City Of Austin would like to thank you for your response to the above referenced solicitation and to advise you that the evaluation process is now completed. We are recommending to City
Council that awards be made to the following proposers for the manufacturers indicated.

Dell                    Dell Computer Corporation,
 Round
 Rock, TX
IBM                     Inacom Information Systems,
 Austin,
 TX
Hewlett-Packard		Micro-Media Solutions,
 Austin, TX
Compaq			Computer Solutions,
San  Antonio, TX
NEC                     Computer Solutions,
 San Antonio, TX

This item is scheduled for action by Council on April24,
1997.  A composite evaluation
matrix is attached to this notification.

Thank you for your continued interest in doing business with the City of Austin.

Sincerely,

Loren Breland, Buyer
Purchasing Office
Financial and Administrative
Services Department

Ordering Process - Hewlett Packard

1. Departmental contact person will request quote from Micro-Media Solutions' website. Standard configurations will be bundled.
2. Departmental contact person enters purchase order
(PG transaction).
3. Reference Micro-Media Solutions' quotation number on PG.
4. Fax signed/dated PG to Micro-Media Solutions. Do not sent a hard copy.
5. Delivery date within two weeks, usually less time.
Equipment will be delivered to the shipping address.


Servicing Process
1. Service is available only on equipment purchased through this contract. To determine if the equipment is under warranty through this contract, call Cindy Stap
at 512/476-6952, Ext. 122.
2. If the defective equipment is not under warranty, contact the City's help desk at 512/499-2393.

Texas Migrant Council


 Estimated Value of Contract: $1,000,000


 Scope of Contract: 4 state, 80 city Wide Area Network via the Internet.


Transactive

 Estimated Value of Contract: $240,000

Scope of Contract: Installation and service of Parks &
Wildlife machines and Lone Star Card machines statewide.


TXDOT


  Estimated Value of Contract: $400.000


Scope of Contract: Provide computer Hardware,
 Software and networking equipment.


Texas Department of Health

Estimated Value of Contract: $200,000

 Scope of Contract: Provider of computer Hardware and Software.
Texas Department of Health

 No formal contracts

 Competitive Bids

Sample Purchase order issued upon award




APPENDIX A

RJ 45 connector- UIP (must be capable of operating with Grade 5 UTP/ STP wiring)
DMA BUS Master
All hardware has two year Next Business Day on site warranty

Recommended Products: Allied Telesis AT- I 500T Ethernet
NIC Card

ITEM 15- Standard Workstation Wiring 256 UNITS

In projecting this price, vendor should use an average length of one hundred and fifty
( 150) feet of plenum rated, Category 5 UTP cable per drop.
All cable and work must
meet or exceed specifications outlined in TERMS AND
CON'DITIONS, Section 27 -
Ethernet Cable Installation

 ITEM 16 - Backup/Archival System 34 UNITS

MINIMUM SPECIFICATIONS
External drive, self powered 2 GB Capacity without using
Data Compression
SCSI controller
SCSI cable to connect controller to drive
Backup software (must be Cheyenne .NLM based)
All hardware and software must be 100% NOVELL NetWare 4.1 compatible
All hardware has two year Next Business Day on site warranty

Recommended Products: EXABY1E FS4000 tape drive with
ADAPTEC 1510 SCSI
interface card and Cheyenne.NLM based backup software.

 ITEM 17 - SP LaserJet 4+ Network 39 UN1TS

MINIMJM SPECIFICATIONS
HP LaserJet 4+ network laser printer with:
600 x 600 DPI resolution
45 Internal scaleable fonts (10 Truetype Fonts)
Ability to add Post Script (Adobe Type 1) SIMM
8 pages per minute or greater
HP JetDirect Ethernet Interface Card
8 Megabytes installed memory
Two (2) additional toner cartridges
All hardware has two year Next Business Day on site warranty (excludes toner cartridges)


Recommended Products: HP LaserJet 4+ laser printer with 8
Mb installed memory, an
HP JetDirect Ethernet Interface Card and three (3) toner cartridges.




APPENDIX B
up to 90 percent (non-condensing)


Standalone, external modem with LED indicators for receive data, transmit data, carrier detect
Cable to connect modem to rnicrocomputer included

CCI1T Group 3/EL4~ TR29 Class 2 fax capability
All hardware has two year Next Business Day on site warranty

Recommended Products: Multitech MultiModem II 1932ZDX and six foot serial cable.

 ITEM 20 - POWERCHUTE UPS Software				 32
UNITS
 ITEM 21 - NOVELL NetWare 4.1 (25 User) 			 32
UNITS
 ITEM 22 - WordPerfect 5.1+ (or greater) for DOS
		 35 UNITS
 ITEM 23 - REACHOUT Remote Communications Software
	 34 UNITS
 Version 4.02 or greater
 Host and Remote


 ITEM 24 - LANTASTIC Network Operating System
1 UNIT
 Version 6.0 or greater








APPENDIX C

Inventory Considerations

New equipment: The Vendor shall affix a "Property of Texas
Department of Health Tag" on all equipment purchased by the State Agency as appropriate within the general operating constraints of the equipment. The State Agency will provide these tags to the Vendor along with any pertinent instructions on their proper use. The State
Agency
contact for TDH Property tags is:
Petra Moher
MAMD
Texas Department of Health
1100 West 49th Street
Austin TX 787S6

Inventory update listing: An inventory listing of all new equipment being supplied to the public heal h clinic by the Vendor shall be provided to the State Agency Designate before payment to the Vendor can occur. This listing must contain the following: TDH Tag Number (if applicable)
Serial Number Description Brand Name Model Number
Location Delivered (Address of Location) Date of Deployment
Invoice Number Invoice
Item Number

The State Agency Designate is:
Dick Young
ICES Project
Texas Department of Health
1100 West 49th Street
Austin TX 787S6


NOTE: If the Item being delivered is to be installed within another piece of TDH property the Vendor will be expected to identify the TDH tag number of the equipment containing the new item(s). For e.xample, netuork interface cards installed inside TDH workstations - the serial number of the NIC card must be linked with the TDH number of the existing workstation.

Movement of TDH property under warranty: During the course of the warranty period it is anticipated that equipment may be replaced or removed from the public health clinic site for repair. The vendor is expected to provide the State Agency updated inventory information as it becomes available on a timely basis to be agreed upon by mutual consent

The Vendor must provide a point of contact, local to the Austin area, for questions pertaining to inventory issues.

Texas Department of Health

February 7,1995

Re: Request For Pricing (RFP)
Contract Catalog Procedures
Integrated Client Encounter System Procurement
Reqn. No.: 501-5-11547
Return Deadline: 1:00 PM, January 11, 1995

Dear Mr. Chavez,

The Texas Department of Health (70H) Materials Acquisition and Management Division (MAMD) has developed this Request
For Pricing (RFP) for the referenced procurement. The enclosed specifications, terms and conditions are provided in order to allow submittal of a more complete, accurate response to TDH-MAMD's requirements for the expansion of a project being undertaken by The Associateship of Information Resources Management (IRM).

The detailed description of this project can be summarized as follows. First, the IRM will be automating local health clinics in four counties with the Integrated Client
Encounter System (ICES) software. Second, the IRM will install approximately 33 public health clinic networks with Ethernet topology (see Appendix B for clinic locations).
Third, the public health clinic networks will be installed with LAN Network Operating Systems and equipment. Fourth, the IRM will purchase a two year on site maintenance contract for specified equipment (see Appendix A, Item
Descriptions, for specifications). Fifth, the entire project may be repeated at approximately thirty (30) additional sites in the Texas Rio Grande Valley area. A supplemental Itemized Price Evaluation Sheet and revised
Appendix detailing the equipment each site is to receive will be provided for the additional sites. The specifications, negotiated points, terms and conditions resulting from the award of the initial project will be applied for the additional sites.

Given the magnitude of this project and the implementation and support issues it creates, the Department has determined it advantageous to attempt to find one Qualified
Information Services Vendor capable of handling this project. The detailed specifications and general considerations are outlined in the accompanying documents.
TDH may issue addenda based on any questions you may have.
The primary contact for technical questions about this Request for Pricing is Mr. Roger Haney at (512) 836-
0828 or fax (512) 836-1540.




Texas Department of Health


 David R. Smith, M.D. 1100 West 49th Steet Carol S. Daniels
 Comrnissioner Auur,tin, Texar, 78756-3199 Deputy
Comniissioner for Programs


(512) 458-71 1 1
Roy L. Hogan
Deputy Commissioner for Administation


February8, 1995


Re: ICES Project Catalog Contract Purchase, Requisition
Number 501-5-11547


Dear Mr. Chavez,


The Texas Department of Health ICES Project will accept the following equipment at this time



(RFP), Requisition Number 501-5-11547:

 ITEM 1: ALR Evolution V STe 90 File server with two (2)
Adaptec AHA2940 PCI-
SCSI
 controller cards
 ITEM 2: ALR Evolution V STe 90 File server with two (2)
Adaptec AHA2940 PCI-
SCSI
 controller cards
 - ITEM 3: Two (2) Fujitsu Model M2694 SCSI Hard Drives in two (2) CRU four bay drive enclosures
 ITEM 4: Four (4) Fujitsu Model M2694 SCSI Hard Drives in two (2) CRU four bay drive enclosures
 ITEM 7: ALR Evolution X workstations
 ITEM 8: ALR Evolution X workstations
 ITEM 11: Allied Telesen CenterCOM 3612T-A9 Concentrator
 ITEM 12: Allied Telesen AT1700+ Ethernet 10BaseT Network
Interface Card
 ITEM 13: Allied Telesen AT1500+ Ethernet 10BaseT Network
Interface Card
 ITEM 15: Exabyte FS4000 Tape drive with AHA1510 SCSI interface card and
Cheyenne
 .NLM software
 ITEM 16: HP Laserjet 4+ printer
 ITEM 17: APC Smart-UPS 1250
 ITEM 18: Multitech MultiModem II 1932ZDX with six (6) foot serial cable


Any items not listed above are covered under Appendix A of the Request for Pricing
(RFP) without


need for additional clarification.

Sincerely,
_ XX 4n
Dick Young
Program Specialist, ICES Project

HISTORICALLY UNDERUTILIZED BUSINESS

Good Faith Effort compliance:

Per Texas Civil Statutes Art. 60 lb   3 10 and S.36, State
agencies are required to make a good faith effort to assist
HUBs in receiving at least 30% of the total value of ail
contract awards issued by the State. " Historically
Underutilized Business" is defined in Texas Civil Statutes
Art. 601b   1.02(3). "Total value of all contract awards"
includes the value of subcontracts. Therefore, any business. (Prime Contractor) that contracts with the State is expected to make a good faith effort to assist HUBs in receiving at least 30% of the total value of subcontracts that the Prime
Contractor awards on State contracts. A subcontractor is an entity that enters into a contract with a Prime Contractor to provide a portion of the goods or services for which the Prime Contractor is responsible under the terms of its contract with the State. To make such a good faith effort, the Prime Contractor should comply with the Governor's
Executive Order criteria set forth below

1. To the extent consistent with prudent industry practice, divide the contract work into the smallest feasible portions.

2. Notify HURs of the work that the Prime Contractor intends to subcontract. The notice shall include a copy of the specifications, adequate information about the plans, scope of work, and requirements of the work: to be subcontracted, in order to allow all interested parties the opportunity to participate effectively. The Prime
Contractor
should provide written notice with sufficient time to allow all interested parties the opportunity to participate effectively. The Prime Contractor should send notice to at least 5 businesses in the current General Services
Commission (GSC) HUB directory that perform the type of work required. If the GSC HUB directory does not have at least
S businesses, then the Prime Contractor should send the required notice to HUBs on other government agency listings or other organizations' listings that provide assistance in identifying minority and women-owned enterprises. If a Prime Contractor uses sources other than the GSC HUB directory, syubcontractors selected will have to be certified by GSC or provide proof of certification from the Federal Government SBA 8a Program defined in Federal
Regulation IS USC 637(a) and 636(j).

3. In certain instances the Prime Contractor will be requested to explain why a HIJB was not hired for specific work This shall include: a) instances where the Prime
Contractor selects a subcontractor through means other than accepting quotes; and b.) instances where, after accepting quotes, the low responsive vendor was a HUB and was not the awarded subcontractor.



4. Maintain records of all the foregoing activity and the report quarterly to the Texas Depatrnent of Health (TDH) in the format required by TDH.

S. Contracting Parties that lease space to the State should follow the foregoing steps with regard to all goods and services provided for the leased space after commencement date of the lease.





Historically Underutilized Business (HUB)
TDH Guidelines for Achieving (HUB-GUIDE)
GOOD FAITH EFFORT


In making a determination that a good faith effort has been made (for contracts over $ 100,000), the check list below shall be completed, with documentation attached explaining in what ways the Prime Contractor has made a Good Faith
Effort according to each minimum requirement. This list is not exclusive or exhaustive and in an appropriate case
Texas Department of Health (TDH) shall consider other relevant factors or tapes of efforts. The TDH shall consider not only the different kinds of efforts the Prime Contractor has made, but also the quantity and intensity of those efforts. The Prime Contractor is requested to complete this form.

(1) Did the Prime Contractor provide notices to at least five HUBs with the skills and ability to perform the type of work required ?

(2) Did the Prime Contractor advertise in general circulatio4 trade associatio4 and/or minority/woman focus media conceming subcontracting opportunities ?

(3) Did the Prime Contractor provide written notice to a reasonable number of HUBs allowing sufficient time for HUBs to participate effectively ?

(4) Did the Prime Contractor divide the contract work into the smallest feasible portions in order to increase HIJB participation ?

(5) Did the Prime Contractor document reasons for rejection
?
(5a) Was a written rejection notice including the reason for rejection sent to the rejected HUB ?

(5b) Was a meeting held between the Prime Contractor and the price rejected HU13 to discuss the rejection?

(6) Did the Prime Contractor follow up initial solicitations of Interest by continuing certified HUBs to determine with certainty whether the HUBs were interested
?

(7) Did the Prime Contractor provide HUBs with adequate information about bonding, insurance, the plans, specifications, scope of work and requirements of the contract?

(8) Did the Prime Contractor negotiate in good faith with interested HUBs, not rejecting HUBs who qualify as lowest and responsive vendors ?

(9) Did the Prime Contractor effectively use the services of available minority and women; community organizations contractor groups; local, State, and federal business assistance offices, and other organizations that provide assistance in the identification of HUBs ?


Micro-Media Solutions, Inc.

List of References

1. Sema
Mike Candelas, President
701 8razos, Suite 300
Austin, Texas 78701
512-320-5701
54 Nodes

2. IMS Media
Jay Juba, Vice-President
1120 Capitol of Texas Highway South
Building 3, Suite 300
Austin, Texas 78746
512-329-7264
51 Nodes

 3. CompuAdd Corp
Thomas Hardt
12303 Technology Blvd
Austin, Texas 78727
512-3454585 (BCM, Thomas Hardt)
 150 Node Network

 4. HQ Air Intelligence Agency
Communications- Computer Engineering and Installation
Services
Ms. Doris Brown
(210) 977-2821
(F41621 49-1D-7003)
(Teaming Partner- Optech)
240 Nodes

 5. Kelly AFB
Systems Engineering Support
Ms. Brenda Dillard
(210) 536-5292
(F41624-93-CZ024)
(Teaming Partner- Optech)
60 Nodes



13. Canutillo Health Center
300 Farm Road
El Paso, Texas 79853 8 Node Network

14. Northeast Clinic
5587 Transmountain
 El Paso, Texas 79924
 12 Node Network

15. San Juan Clinic
 6292 Trowbridge Street
 El Paso, Texas 79905
 5 Node Network

16. Tigua Health Center
 7869 San Jose Road
 El Paso, Texas 79915
 8 Node Network

17. Williamson County Health Clinic
 100 West 3rd Street
 Georgetown, Texas
 17 Node Network

18. La Porte Health Center 911 South 8th Street
La Porte, Texas 77571 9 Node Network

19. Antoine Health Center 7020 Antoine
Houston, Texas 77088 15 Node Network

 20. Humble Health Center
 1730 Humble Place
 Humble, Texas 77338
 17 Node Network

21. Westside Clinic
 5195 Mace Street
 El Paso Texas 79932
 5 Node Network


Texas Department of Health

The Texas Department of Health (TDH) Materials Acquisition and Management (MAMD) has requested information, pricing and clarifications for the Integrated Client Encounter
System (ICES) hardware, software and installation procurement. The enclosed Request For Pricing (RFP) # 501-5-11547, pecifications, terms and conditions (T & C's) dated
February 7, 1995, constitute the specifications, T & C's under which this contract shall be performed. The prices incorporated herein are in accordance with the fore mentioned documents. By signature hereof, Micro Media
Solutions (hereafter referred to as Contractor) certifies full obligation to comply with all conditions attached and stipulated in the aforementioned documents (except as superseded by the attached T&Cs). The State will not be bound by any oral statement or representation, contrary to the written specifications or conditions attached and stipulated in the aforementioned documents (except as superseded by the attached T&C's).
















EMPLOYMENT AGREEMENT
BETWEEN
MICRO-MEDIA SOLUTIONS, INC.
AND
JOSE CHAVEZ


THIS AGREEMENT dated June 15, 1997 (hereinafter called the
("Agreement") by and among MICRO-MEDIA SOLUTIONS, INC., a Utah corporation and Jose Chavez (the "Executive")

WITNESSED THAT:

WHEREAS, Jose Chavez has this date acquired 7,125,000 shares of the capital stock of MSI and

WHEREAS, the Executive founded Micro-Media Solutions, Inc.
of Texas (MSI) and has served as an executive officer of MSI for the past five (5) years and is familiar with the operations and business of MSI, and has over 20 years of related experience.

WHEREAS, MSI desires to secure the services of the Executive in the continued conduct of the operations and business of MSI, and

WHEREAS, the Executive desires to be employed in the continued conduct of the operations and businesses of MSI and

WHEREAS, MSI is a public traded company based in Austin, Texas and a wholly owned subsidiary of MSI Utah. The corporation was formed to provide computer hardware, software programming, system support, maintenance, media duplication, kitting, and related services to the public and private sectors. MSI is a minority owned business that is HUB certified to du business with state and corporate clients. The principals in the firm have significant computer related experience and it is imperative that the MBE/HUB status be maintained as long as possible.

At the date of the public company transaction the Hispanic makeup working in the company controlled 71% of the company ownership with the Executive owning 66%. Now, therefore the Executive will receive a matching stock % of new stock.
To remain in control of MSI (51.5%) until MSI's graduation from HUB status.

NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereto, intending to be legally bound, agree as follows:

ARTICLE 1

EMPLOYMENT

Section 1.01. Employment. MSI shall employ the Executive, and the Executive shall serve MSI, in an executive capacity in accordance with the terms and conditions hereof.

Section 1.02. Employment Period. The Executive shall be employed from June 23, 1997 hereof through March 31, 2001 inclusive, subject, however, to prior termination as hereinafter provided in Article II hereof (such period of employment being hereinafter called the "Employment
Period"). In addition, the employment period will cover two (2) one year employment extension options to be mutually agreed between:

Section 1.03. Duties. Commencing with the beginning of the Employment Period, the Executive shall perform the duties of President/CEO of MSI, as such duties are set forth in the By-Laws of MSI subject always to the direction and control of the Board of Directors of MSI Texas and Utah.
The Executive shall devote his entire working time and attention to and will use his best energies and abilities in the performance of such duties to the reasonable satisfaction of MSI. Such duties shall be performed at 501
Waller Street, Austin, Texas subject to travel to such place or places as the interest, needs, business, or opportunities of MSI shall require.


Section 1.04 Conflicting Activities.  During the Employment
Period the Executive shall not engage in any other business activity which might interfere with the devotion of his entire working time to serving MSI and performing his assigned duties.

Section 1.06. Compensation. During the Employment Period, the Executive shall receive as compensation for his services an annual salary of not less than $100,000.00 per annum. MSI shall reimburse the Executive for all reasonable out-of pocket expenses incurred in the lawful ordinary course of his employment which are properly reported to MSI in accordance with its accounting procedures. At the end of fiscal year, the Executive will be granted a five year option to purchase up to 100,000 shares of common stock at a price of $1.50 per share excerciseable for a period of 5 years commencing July 1 of each year.

Section 1.07.  Employee Benefits.  During the Employment
Period, the Executive shall be eligible to participate in all of MSI employee welfare, benefit and vacation plans and arrangements in accordance with their terms as in effect from time to time which are applicable to employees of MSI similarly situated. The Executive will be required to take at least 3 weeks of vacation each calendar year.

Section 1.08.  Bonus.  During the Employment Period, the
Executive shall have the right to a Bonus, at the discretion of the Board of Directors. The Bonus will consist of cash and common stock and will be based upon performance, revenues, and common stock value. The base for the calculation of the bonus at the end of each fiscal year will be as follows:

Revenue        $10,000,000
Common Stock
     Value        $3.00

For each ten percent increase in revenues from year to year
(base year revenue 1998), the Executive will be issued
100,000 shares of common stock at 50% the then current market value, not to exceed $1.70 per share.

For each $1.00 increase in the common stock value above the base common stock value (highest previous level), calculated on the last 90 day average, the Executive will be paid a cash bonus of $100,000 due no later than June 30, of each fiscal year.

Section 1.09. Automobile.  During the Employment Period the
Executive shall be provided an automobile allowance up to $650.00 per month for an automobile to be used in business use.

ARTICLE II

TERMINATION

Section 2.01. Death and Incapacity. If the Executive dies during the Employment Period, his employment hereunder shall immediately terminate. If during the Employment
Period the Executive shall become unable to continue to perform his duties hereunder because of physical or mental incapacity or disability of a nature reasonably expected to continue for more than three years, then MSI may terminate his employment hereunder by delivery of written notice to the Executive, which notice shall specify the date of termination, which date shall be not sooner than 30 days after the date of such notice. Any such physical or mental incapacity or disability shall be conclusively established by a certificate to such effect by a medical doctor, as selected by MSI. Executive shall make himself reasonably available for an examination by such medical doctor;
provided that if Executive is not so available, then MSI's reasonable determination of such a physical or mental incapacity or disability shall be conclusive.

Section 2.02. For Cause. If during the Employment Period the Executive shall in a material respect (a) continue to fail to perform his duties hereunder or under law or (b) continue to violate any agreement, covenant, term or condition hereunder after delivery of written notice from MSI of such failure or violation providing 30 days to correct such failure or violation (if correctable), or if during the Employment Period, MSI acting in good faith and upon reasonable grounds, determines that the Executive has engaged in gross misconduct which has severely injured the business or reputation of MSI or otherwise materially and adversely affected either of its interests or which might so injure either of its business or reputation or so affect either of its interests if the Executive were retained then, and in any such event MSI may, by delivery of written notice to the Executive, terminate his employment hereunder at any date specified in such notice.
Section 2.03. Effect. Upon termination hereunder together with the payment of any salary accrued under Section 1.06 hereof, Executive's employment and all obligations of MSI under Sections 1.01, 1.06, 1.07 and 1.08 hereof shall forthwith terminate. The obligations of the Executive and MSI set forth in Article III hereof shall continue notwithstanding the termination of the Executive's employment pursuant to Article II hereof.

ARTICLE III

THE EXECUTIVE'S COVENANTS

Section 3.01.  Confidentiality. Recognizing (1) that
unpublished patentable or unpatentable data and technical or nontechnical information in any way related to the business of MSI or its affiliates (the term "affiliates" as used in this Article III and Section 4.03 hereof, shall include all parties controlling, controlled by or under common control with MSI, such as, but not limited to:
designs, procedures, processes, formulae, trademarks, patents, copyrights, software, projects, project costs, financial or pricing data, marketing plans, customer and supplier lists or business projections (including but not limited to such of the foregoing used in the business of MSI constitute valuable trade secrets or confidential information (such data and information being hereinafter collectively called "Confidential Information") and (2) that such Confidential Information is the property of MSI or its affiliates, in consideration of the Executive's access to and use of Confidential Information, the Executive covenants to hold such Confidential Information in trust for MSI and its affiliates, and covenants not disclose or use the same other than in the business of MSI.
Without limitation on the foregoing the Executive shall:

(a) not directly or indirectly, disclose or make available to anyone or use outside of his employment with MSI any Confidential Information without the prior written consent of MSI.

(b) safeguard all Confidential Information in his possession at all times so that access to it is not allowed to any unauthorized person, corporation or entity (including unauthorized employees and agents of MSI or its affiliates):

(c) promptly disclose to MSI and its affiliates all matters coming to his attention during his employment pertaining to the business or interests of MSI and its affiliates and all ideas which he may conceive and all inventions, improvements or discoveries which he may make and which may relate to the business or interests of MSI and its affiliates, whether conceived or made during working hours or otherwise and whether alone or jointly with others, and disclaim all rights, title and interest in and to all such ideas, inventions, improvements or discoveries recognizing them to be the sole property of MSI and its affiliates; and

(d) deliver to MSI and its affiliates, promptly upon termination of his employment, papers, photographs, photo reproductions, computer tapes, tape recordings and other documents and materials containing any Confidential Information, and all personal notes, reports, plans, drawings and copies, extracts and reproductions thereof, relating to the business of MSI and its affiliates in his possession or control.

Section 3.02. Noncompetition. For the period commencing with the beginning of the Employment Period and ending on the earlier to occur of (i) December 31,2000 or (ii) one year from the date of termination under Article II hereof
(hereinafter called the "Noncompetition Period"), the Executive shall not, directly or indirectly, whether as principal or as agent, officer, director, employee, consultant, or otherwise, alone or in association with any person, corporation or other entity, own, carry on, be engaged, be concerned, take part in, use or permit his name to be used, render services to, share in the earnings of, or invest in the stock, bonds, or other securities of any person corporation or other entity engaged in a business competitive to any business carried on by MSI on the date hereof or at any time within the Employment Period in any location serviced by MSI. Notwithstanding the preceding sentence the Executive may invest in stock, bonds, or other securities of any corporation engaged in a business similar to MSI (hereinafter called a "Similar Business"), without otherwise participating in a Similar Business, if (1) such stock, bonds, or other securities are listed on any national or regional securities exchange or have been registered under Section 12 (g) of the Securities Exchange
Act of 1934, (2) his investment does not exceed, in the case of any class of the capital stock of any one issuer, 1% of the issued and outstanding shares, or, in the case of other securities, 1% of the aggregate principal amount thereof issued and outstanding, and (3) such investment would not prevent, directly or indirectly, the transaction of business by MSI with any prospective customer or any state, district, territory, or possession of the United
States, or any governmental subdivision, agency or instrumentality thereof, by virtue of any statute, law, regulation, or administrative practice.

Section 3.03. Goodwill. During the Noncompetition Period the Executive shall not (1) take away or interfere or attempt to interfere, with any customer, trade, business or patronage of MSI or its affiliates, or (2) interfere, or attempt to interfere, with any officer, employee, representative or agent of MSI or its affiliates, or induce, or attempt to induce, any of them to leave the employ of MSI or its affiliates shareholders, whether or not initiated prior to the date of termination of his employment.

Section 3.04.  Extension of Noncompetition Period.  The
Noncompetition Period referred to in Section 3.02 hereof shall be extended by the length of time during which the Executive shall have admitted or been found by the court of competent jurisdiction to have been in breach of the terms of the such Section.

Section 3.05. Covenants of the Essence. The covenant of the Executive set forth in this Article III are of the essence of this Agreement; they shall be construed as independent of any other provision in this Agreement, and the existence of any claim cause of action of the Executive against MSI or any affiliate whether predicated on this Agreement or otherwise, shall not constitute a defense to enforcement by MSI of these covenants.

Section 3.06.  Enforceability of Article III Covenants.
The Executive understands the nature of, and the burdens imposed by, the covenants contained in this Article III and has consulted with his attorney in respect thereof. The
Executive agrees that such covenants are reasonable, enforceable and proper in duration, scope and effect.

Section 3.07. Compensation for Article III Covenants. In consideration of the Executive's covenants contained in this Article III, MSI shall pay to the Executive on the date hereof, and the Executive by executing the Agreement acknowledges receipt of, Five Hundred Dollars ($500.00).


ARTICLE IV

MISCELLANEOUS TERMS

Section 4.01.  Integration and Modification.  This
Agreement contains the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral or written, between the parties hereto with respect to the subject matter hereof.. This Agreement may not be waived, changed, amended, modified or discharged except by a written instrument signed by the party against whom enforcement of any such waiver, change, amendment, modification or discharge is asserted.

Section 4.02.  Governing Law.  This Agreement shall be
governed by and construed in accordance with the laws of the State of Texas.

Section 4.03. Enforcement. The relationship contemplated by this Agreement is unique and personal, and the covenants of the Executive made in Article III hereof are integral to that relationship. Without limiting the remedies available to MSI or its affiliates, the Executive acknowledges that damages at law will be an insufficient remedy to MSI or its affiliates in the event that the Executive violates the terms of such covenants and that MSI or its affiliates may apply for and have injunctive relief in a court of competent jurisdiction to restrain the breach or threatened breach of, or otherwise to specifically enforce, such covenants. Such specific enforcement shall be available to MSI or its affiliates in lieu of, or prior to or pending determination in, any other proceeding.

Section 4.04. Waiver. A waiver by MSI, or the Executive of a breach of, or the failure to enforce, any provision of this Agreement shall not operate or be construed as a waiver of excuse of any subsequent breach.

Section 4.05. Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. If any provision of this Agreement is so broad as to be unenforceable, it is expressly intended by the parties hereto that such provision shall be interpreted to be as broad as is enforceable.

Section 4.06. Assignment. This Agreement, and the rights and obligations hereunder, shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective successors, assigns and affiliates, except that neither party hereto shall assign the rights or obligations hereunder without the prior written consent of the other party. Notwithstanding the proceeding sentence, subject to
Section 2.03 hereof MSI may assign its rights and obligations hereunder to any partnership or other business organization with which MSI may merge or consolidate or to which it may transfer substantially all its assets or with which it may otherwise enter into an acquisition or reorganization transaction, and MSI may assign its rights and obligations hereunder to any corporation which is a general or limited partner of MSI or is a direct or indirect subsidiary of any such partner or any other related entity. No such assignment shall relieve MSI of its obligations hereunder.

Section 4.07.  Notices.  All notices and other
communications hereunder shall be in writing and shall be deemed to be received when delivered to the addressee or when deposited in the mail, postage prepaid, or in the case of telegraphic notice, when delivered to the telegraph office, charges prepaid, and addressed as follows:
'
(a)     if to the Executive
Jose Chavez
11035 Crossland
Austin, Texas 78726

(b)    Micro-Media Solutions, Inc.
501 Waller Street
Austin, Texas 78702

or to such other address as the addressee party may have previously furnished to the other party.

Section 4.08.  Counterparts, Section Headings.  This
Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument. The section headings of this Agreement are for convenience of reference only and shall not affect the construction or interpretation of any of the provisions hereof.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.

Micro-Media Solutions, Inc.               Jose Chavez
__/s/__Mitchell_Kettrick_________    __/s/__Jose_Chavez
Mitchell Kettrick, Vice President         "Executive"

__/s/__George_Villalva_________
George Villalva, Vice President





























EMPLOYMENT AGREEMENT
BETWEEN
MICRO-MEDIA SOLUTIONS, INC.
AND
MITCHELL KETTRICK


THIS AGREEMENT dated June 15, 1997 (hereinafter called the
("Agreement") by and among MICRO-MEDIA SOLUTIONS, INC., a Utah corporation (MSI) and Mitchell Kettrick (the
"Executive")

WITNESSED THAT:

WHEREAS, Mitchell Kettrick has this date acquired shares of the capital stock of MSI and

WHEREAS, the Executive founded MSI and has served as an executive officer of MSI for the past five (5) years and is familiar with the operations and business of MSI, and has over 20 years of related experience.

WHEREAS, MSI desires to secure the services of the Executive in the continued conduct of the operations and business of MSI, and

WHEREAS, the Executive desires to be employed in the continued conduct of the operations and businesses of MSI and

WHEREAS, MSI is a public based in Austin, Texas public technology corporation formed to provide computer hardware, software programming, system support, maintenance, media duplication, kitting, and related services to the public and private sectors. MSI is a minority owned business that is HUB certified to du business with state and corporate clients. The principals in the firm have significant computer related experience and it is imperative that the MBE/HUB status be maintained as long as possible.

At the date of the public company transaction the Hispanic
American's working in the company controlled 71% of the company ownership with the executive owning 66%.

NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereto, intending to be legally bound, agree as follows:

ARTICLE 1

EMPLOYMENT

Section 1.01. Employment. MSI shall employ the Executive, and the Executive shall serve MSI, in an executive capacity in accordance with the terms and conditions hereof.

Section 1.02. Employment Period.  The Executive shall be
employed from June 15, 1997   hereof through March 31,
2001, inclusive, subject, however, to prior termination as hereinafter provided in Article II hereof (such period of employment being hereinafter called the "Employment
Period"). In addition, the employment period will cover 2 one year options to be mutually agreed between:

Section 1.03. Duties. Commencing with the beginning of the Employment Period, the Executive shall perform the duties of MSI, as such duties are set forth in the By-Laws of MSI subject always to the direction and control of the Board of Directors of MSI. The Executive shall devote his entire working time and attention to and will use his best energies and abilities in the performance of such duties to the reasonable satisfaction of MSI. Such duties shall be performed at 501 Waller Street, Austin, Texas subject to travel to such place or places as the interest, needs, business, or opportunities of MSI shall require.

Section 1.04 Conflicting Activities.  During the Employment
Period the Executive shall not engage in any other business activity which might interfere with the devotion of his entire working time to serving MSI and performing his assigned duties.

Section 1.06. Compensation. During the Employment Period, the Executive shall receive as compensation for his services an annual salary of not less than $100,000.00 per annum. MSI shall reimburse the Executive for all reasonable out-of pocket expenses incurred in the lawful ordinary course of his employment which are properly reported to MSI in accordance with its accounting procedures. At the end of fiscal year, the Executive will be granted a five year option to purchase up to 100,000 shares of common stock at a price of $1.50 per share excerciseable for a period of 5 years commencing July 1 of each year.

Section 1.07.  Employee Benefits.  During the Employment
Period, the Executive shall be eligible to participate in all of MSI employee welfare, benefit and vacation plans and arrangements in accordance with their terms as in effect from time to time which are applicable to employees of MSI similarly situated. The Executive will be required to take at least 3 weeks of vacation each calendar year.

Section 1.08.  Bonus.  During the Employment Period, the
Executive shall have the right to a Bonus, at the discretion of the Board of Directors. The Bonus will consist of cash and common stock and will be based upon performance, revenues, and common stock value. The base for the calculation of the bonus at the end of each fiscal year will be as follows:

Revenue		$10,000,000
Common Stock
     Value		$3.00

For each ten percent increase in revenues from year to year, the Executive will be issued 100,000 shares of common stock at the then current market value.



For each $1.00 increase in the common stock value above the base common stock value, calculated on the last 90 day average. The Executive will be paid a cash bonus of $100,000 due no later than June 30, of each fiscal year.


Section 1.09. Automobile.  During the Employment Period the
Executive shall be provided an automobile allowance up to $600.00 per month for an automobile to be used in business use.

ARTICLE II

TERMINATION

Section 2.01. Death and Incapacity. If the Executive dies during the Employment Period, his employment hereunder shall immediately terminate. If during the Employment
Period the Executive shall become unable to continue to perform his duties hereunder because of physical or mental incapacity or disability of a nature reasonably expected to continue for more than three years, then MSI may terminate his employment hereunder by delivery of written notice to the Executive, which notice shall specify the date of termination, which date shall be not sooner than 30 days after the date of such notice. Any such physical or mental incapacity or disability shall be conclusively established by a certificate to such effect by a medical doctor, as selected by MSI. Executive shall make himself reasonably available for an examination by such medical doctor;
provided that if Executive is not so available, then MSI's reasonable determination of such a physical or mental incapacity or disability shall be conclusive.

Section 2.02. For Cause. If during the Employment Period the Executive shall in a material respect (a) continue to fail to perform his duties hereunder or under law or (b) continue to violate any agreement, covenant, term or condition hereunder after delivery of written notice from MSI of such failure or violation providing 30 days to correct such failure or violation (if correctable), or if during the Employment Period, MSI acting in good faith and upon reasonable grounds, determines that the Executive has engaged in gross misconduct which has severely injured the business or reputation of MSI or otherwise materially and adversely affected either of its interests or which might so injure either of its business or reputation or so affect either of its interests if the Executive were retained then, and in any such event MSI may, by delivery of written notice to the Executive, terminate his employment hereunder at any date specified in such notice.

Section 2.03. Effect. Upon termination hereunder together with the payment of any salary accrued under Section 1.06 hereof, Executive's employment and all obligations of MSI under Sections 1.01, 1.06, 1.07 and 1.08 hereof shall forthwith terminate. The obligations of the Executive and MSI set forth in Article III hereof shall continue notwithstanding the termination of the Executive's employment pursuant to Article II hereof.





ARTICLE III

THE EXECUTIVE'S COVENANTS

Section 3.01.  Confidentiality. Recognizing (1) that
unpublished patentable or unpatentable data and technical or nontechnical information in any way related to the business of MSI or its affiliates (the term "affiliates" as used in this Article III and Section 4.03 hereof, shall include all parties controlling, controlled by or under common control with MSI, such as, but not limited to:
designs, procedures, processes, formulae, trademarks, patents, copyrights, software, projects, project costs, financial or pricing data, marketing plans, customer and supplier lists or business projections (including but not limited to such of the foregoing used in the business of MSI constitute valuable trade secrets or confidential information (such data and information being hereinafter collectively called "Confidential Information") and (2) that such Confidential Information is the property of MSI or its affiliates, in consideration of the Executive's access to and use of Confidential Information, the Executive covenants to hold such Confidential Information in trust for MSI and its affiliates, and covenants not disclose or use the same other than in the business of MSI.
Without limitation on the foregoing the Executive shall:

(a)	not directly or indirectly, disclose or make
available to anyone or use outside of
his employment with MSI any Confidential Information without the prior written consent of MSI.

(b)	safeguard all Confidential Information in his
possession at all times so that access
to it is not allowed to any unauthorized person, corporation or entity (including unauthorized employees and agents of MSI or its affiliates):

(c)	promptly disclose to MSI and its affiliates all
matters coming to his attention
during his employment pertaining to the business or interests of MSI and its affiliates and all ideas which he may conceive and all inventions, improvements or discoveries which he may make and which may relate to the business or interests of MSI and its affiliates, whether conceived or made during working hours or otherwise and whether alone or jointly with others, and disclaim all rights, title and interest in and to all such ideas, inventions, improvements or discoveries recognizing them to be the sole property of MSI and its affiliates; and

(d)	deliver to MSI and its affiliates, promptly upon
termination of his employment,
papers, photographs, photo reproductions, computer tapes, tape recordings and other documents and materials containing any Confidential Information, and all personal notes, reports, plans, drawings and copies, extracts and reproductions thereof, relating to the business of MSI and its affiliates in his possession or control.


Section 3.02. Noncompetition. For the period commencing with the beginning of the Employment Period and ending on the earlier to occur of (i) December 31,2000 or (ii) one year from the date of termination under Article II hereof
(hereinafter called the "Noncompetition Period"), the Executive shall not, directly or indirectly, whether as principal or as agent, officer, director, employee, consultant, or otherwise, alone or in association with any person, corporation or other entity, own, carry on, be engaged, be concerned, take part in, use or permit his name to be used, render services to, share in the earnings of, or invest in the stock, bonds, or other securities of any person corporation or other entity engaged in a business competitive to any business carried on by MSI on the date hereof or at any time within the Employment Period in any location serviced by MSI. Notwithstanding the preceding sentence the Executive may invest in stock, bonds, or other securities of any corporation engaged in a business similar to MSI (hereinafter called a "Similar Business"), without otherwise participating in a Similar Business, if (1) such stock, bonds, or other securities are listed on any national or regional securities exchange or have been registered under Section 12 (g) of the Securities Exchange
Act of 1934, (2) his investment does not exceed, in the case of any class of the capital stock of any one issuer, 1% of the issued and outstanding shares, or, in the case of other securities, 1% of the aggregate principal amount thereof issued and outstanding, and (3) such investment would not prevent, directly or indirectly, the transaction of business by MSI with any prospective customer or any state, district, territory, or possession of the United
States, or any governmental subdivision, agency or instrumentality thereof, by virtue of any statute, law, regulation, or administrative practice.

Section 3.03. Goodwill. During the Noncompetition Period the Executive shall not (1) take away or interfere or attempt to interfere, with any customer, trade, business or patronage of MSI or its affiliates, or (2) interfere, or attempt to interfere, with any officer, employee, representative or agent of MSI or its affiliates, or induce, or attempt to induce, any of them to leave the employ of MSI or its affiliates shareholders, whether or not initiated prior to the date of termination of his employment.

Section 3.04.  Extension of Noncompetition Period.  The
Noncompetition Period referred to in Section 3.02 hereof shall be extended by the length of time during which the Executive shall have admitted or been found by the court of competent jurisdiction to have been in breach of the terms of the such Section.


Section 3.05. Covenants of the Essence. The covenant of the Executive set forth in this Article III are of the essence of this Agreement; they shall be construed as independent of any other provision in this Agreement, and the existence of any claim cause of action of the Executive against MSI or any affiliate whether predicated on this Agreement or otherwise, shall not constitute a defense to enforcement by MSI of these covenants.

Section 3.06.  Enforceability of Article III Covenants.
The Executive understands the nature of, and the burdens imposed by, the covenants contained in this Article III and has consulted with his attorney in respect thereof. The
Executive agrees that such covenants are reasonable, enforceable and proper in duration, scope and effect.

Section 3.07. Compensation for Article III Covenants. In consideration of the Executive's covenants contained in this Article III, MSI shall pay to the Executive on the date hereof, and the Executive by executing the Agreement acknowledges receipt of, Five Hundred Dollars ($500.00).


ARTICLE IV

MISCELLANEOUS TERMS

Section 4.01.  Integration and Modification.  This
Agreement contains the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and understandings, oral or written, between the parties hereto with respect to the subject matter hereof.. This Agreement may not be waived, changed, amended, modified or discharged except by a written instrument signed by the party against whom enforcement of any such waiver, change, amendment, modification or discharge is asserted.

Section 4.02.  Governing Law.  This Agreement shall be
governed by and construed in accordance with the laws of the State of Texas.

Section 4.03. Enforcement. The relationship contemplated by this Agreement is unique and personal, and the covenants of the Executive made in Article III hereof are integral to that relationship. Without limiting the remedies available to MSI or its affiliates, the Executive acknowledges that damages at law will be an insufficient remedy to MSI or its affiliates in the event that the Executive violates the terms of such covenants and that MSI or its affiliates may apply for and have injunctive relief in a court of competent jurisdiction to restrain the breach or threatened breach of, or otherwise to specifically enforce, such covenants. Such specific enforcement shall be available to MSI or its affiliates in lieu of, or prior to or pending determination in, any other proceeding.

Section 4.04. Waiver. A waiver by MSI, or the Executive of a breach of, or the failure to enforce, any provision of this Agreement shall not operate or be construed as a waiver of excuse of any subsequent breach.

Section 4.05. Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. If any provision of this Agreement is so broad as to be unenforceable, it is expressly intended by the parties hereto that such provision shall be interpreted to be as broad as is enforceable.


Section 4.06. Assignment. This Agreement, and the rights and obligations hereunder, shall inure to the benefit of , and shall be binding upon, the parties hereto and their respective successors, assigns and affiliates, except that neither party hereto shall assign the rights or obligations hereunder without the prior written consent of the other party. Notwithstanding the proceeding sentence, subject to
Section 2.03 hereof MSI may assign its rights and obligations hereunder to any partnership or other business organization with which MSI may merge or consolidate or to which it may transfer substantially all its assets or with which it may otherwise enter into an acquisition or reorganization transaction, and MSI may assign its rights and obligations hereunder to any corporation which is a general or limited partner of MSI or is a direct or indirect subsidiary of any such partner or any other related entity. No such assignment shall relieve MSI of its obligations hereunder.

Section 4.07.  Notices.  All notices and other
communications hereunder shall be in writing and shall be
deemed to be received when delivered to the addressee or
when deposited in the mail, postage prepaid, or in the case
of telegraphic notice, when delivered to the telegraph
office, charges prepaid, and addressed as follows:
'
(a)	 if to the Executive
Mitchell Kettrick
11035 Crossland
Austin, Texas 78726

(b)	Micro-Media Solutions, Inc.
501 Waller Street
Austin, Texas 78702

or to such other address as the addressee party may have previously furnished to the other party.

Section 4.08.  Counterparts, Section Headings.  This
Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument. The section headings of this Agreement are for convenience of reference only and shall not affect the construction or interpretation of any of the provisions hereof.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.


Micro-Media Solutions, Inc.          Mitchell Kettrick
__/s/__Jose_Chavez_________      __/s/__Mitchell_Kettrick
Jose Chavez, President/CEO                "Executive"

__/s/__George_Villalva_________
George Villalva, Vice President


























The Registrant filed no Reports on Form 8-K during the last quarter of the fiscal year covered by this Report on Form
10-KSB.



SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date June 29, 1988  /s/ Jose G Chavez
          Jose G. Chavez, President


    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


__/s/ Jose G Chavez_____
Jose G. Chavez            Chairman of the Board of
06/29/98                  Directors and President
__/s/ Mitchell Kettrick_
Mitchell Kettrick         Vice-President and Director
06/29/98
__/s/ George Villalva___
George Villalva           Vice-President and Director
06/29/98
__/s/ Stephen Hoelscher_
Stephen Hoelscher         Comptroller
06/29/98