Form 10QSB
period 1998-06-30
MICRO MEDIA SOLUTIONS INC
filed 1998-08-17
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
                                      1934

                 FOR THE FISCAL QUARTER ENDED     MARCH 31, 1998

                     Commission File Number             0-8164

                           MICRO-MEDIA SOLUTIONS, INC.

               (Exact name of registrant as specified in charter)

     UTAH                                  87-0280886
State or other jurisdiction of        (IRS Employer I.D. No.)
Incorporation or organization

501 Waller St., Austin, Texas 78702
(Address of principal executive offices)

Issuer's telephone number, including area code     (512) 476-6925

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

Number of shares of common stock outstanding at June 30, 1998:
10,885,227










Part I: Financial Information Item 1: Financial Statements

Index to Financial Statements


                             Page

Balance Sheets                                3

Statements of Operation                       5

Statements of Stockholders' Equity            6

Statements of Cash Flows                      7

Notes to Financial Statement                 10









































                          MICRO-MEDIA SOLUTIONS, INC.
                          Consolidated Balance Sheets
                                    ASSETS








                                       June 30        March 31
                                        1998           1998
                                    (unaudited)     (audited)
Current Assets

     Cash and Cash Equivalents    $      8,084       $    25,786
     Accounts Receivable - Trade       297,738           150,851
     Inventory                         221,490           285,023
     Short-Term investment           1,350,000
     Other Receivables - Advances      174,023            86,961
          Total Current Assets       2,051,335         1,898,621


Property, Plant and
     Equipment (at cost) - Net         940,911           800,831


Total Assets                     $   2,992,246       $ 2,699,452


























The accompanying notes are an integral part of these financial statements.
                          MICRO-MEDIA SOLUTIONS, INC.
                          Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS EQUITY


                                      June 30          March 31
                                       1998             1998
                                    (unaudited)      (audited)

Current Liabilities
     Accounts Payable - Trade      $   181,202       $   300,034
     Other Accrued Expenses             66,737           153,241
     Bank Line of Credit             1,070,000         1,228,966
     Current Portion - Long Term Debt  151,267           151,267
     Current Portion - Obligation
                 Under Capital Leases   41,097            41,097
     Other notes payable               200,000           200,000
          Total Current Liabilities  1,710,303         2,074,605

Long Term Notes
     Notes Payable                     192,413           367,522
     Obligations Under Capital
       Leases for Equipment            127,156           149,560
          Total Long Term Notes        319,569           517,082

Stockholders Equity
   Preferred Stock, 10,000,000 shares
     Authorized:
    Series B, $5.30 stated value;
     490,000 shares authorized,
     issued & outstanding            2,597,000         2,597,000
    Series C, $10.60 stated value;
     99,057 shares authorized,
     issued & outstanding            1,050,004         1,050,004
    Series D, $10.60 stated value;
     198,807 shares authorized,
     issued & outstanding            2,107,354
    Common Stock at $.10 par value;
     Authorized 50,000,000 common shares
     10,885,227 and 10,851,261
     issued & outstanding            1,086,148         1,085,126
   Additional paid-in capital        2,215,490         2,491,459
   Accumulated Deficit              (8,093,622)       (7,115,824)

          Total Stockholders Equity    962,374           107,765

TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY              $ 2,992,246       $ 2,699,452







The accompanying notes are an integral part of these financial statements.
                          MICRO-MEDIA SOLUTIONS, INC.
                     Consolidated Statements of Operation
                                  (UNAUDITED)


                             For the Three Months
                                Ended June 30
                             1998         1997

Net Revenues             $  601,629   $ 1,229,784

Cost of Goods Sold          542,262       673,075

Gross Margin                 59,367       576,709

Selling, General
and Administrative          970,424       580,275

Net Loss                 $( 911,057)  $ (   3,566)


Basic and diluted
  net loss per share     $    (0.08)  $     (0.01)


Basic and Diluted
 weighted average
 shares outstanding      10,807,324     10,764,733



























The accompanying notes are an integral part of these financial statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited), and
For the Three Months Ended June 30, 1998 (Unaudited)
(page 1 of 4)

                            Preferred Stock
                      Series B          Series C
                  Shares    Amount   Shares   Amount
Balance
March 31, 1997

Common stock  issued:
  Interest
  Compensation
  Preferred
   stock dividend

Preferred stock
  issued:
  Private
   Placement      420,000  2,226,000 99,057  1,050,004
  Senior Debt      70,000    371,000

Preferred stock
  dividend

Stock option for
compensation

Cash received
from stock

Net loss

Balance
March 31, 1998    490,000 $2,597,000 99,057 $1,050,004

Preferred stock
  issued:
  Private
   Placement

Common stock issued:
  Preferred
   stock dividend

Net loss

Balance
June 30, 1998     490,000 $2,597,000 99,057 $1,050,004




The accompanying notes are an integral part of these financial Statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited), and
For the Three Months Ended June 30, 1998 (Unaudited)
(page 2 of 4)

                  Preferred Stock
                      Series D
                  Shares    Amount

Balance
March 31, 1997

Common stock issued:
  Interest
  Compensation
  Preferred
   stock dividend

Preferred stock
  issued:
  Private
   Placement
  Senior Debt

Preferred stock
  dividend

Stock option for
compensation

Cash received
from stock

Net loss

Balance
March 31, 1998

Preferred stock
  issued:
  Private
   Placement      198,807 $2,107,354

Common stock issued:
 Preferred
 stock dividend
Net loss

Balance
June 30, 1998     198,807 $2,107,354




The accompanying notes are an integral part of these
financial Statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited), and
For the Three Months Ended June 30, 1998 (Unaudited)
(page 3 of 4)
                                                   Additional
                                                 (Discount on)
                                Common Stock         Paid-In
                             Shares      Amount      Capital

Balance
March 31, 1997            10,764,733   1,076,473   (1,046,058)

Common stock issued:
  Interest                    10,286       1,029        4,114
  Compensation                52,500       5,250       46,407
  Preferred
   stock dividend             23,742       2,374       56,294

Preferred stock
  issued:
  Private
   Placement                                         (688,000)
  Senior Debt

Preferred stock
  dividend                                          3,412,502

Stock option for
compensation                                          193,750

Cash received
from stock                                            512,449

Net loss

Balance
March 31, 1998            10,851,261  $1,085,126   $2,491,458

Preferred stock
  issued:
  Private
   Placement                                         (341,689)

Common stock issued:
 Preferred
 stock dividend               10,224       1,022       65,721

Net loss

Balance
June 30, 1998             10,861,485  $1,086,148   $2,215,490



The accompanying notes are an integral part of these financial Statements.
MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited), and
For the Three Months Ended June 30, 1998 (Unaudited)
(page 4 of 4)


                                  Accumulated
                                    Deficit      Total
Balance
March 31, 1997                   (  133,999)   (103,584)

Common stock issued:
  Interest                                        5,143
  Compensation                                   51,657
  Preferred
   stock dividend                (   58,668)

Preferred stock
  issued:
  Private
   Placement                                  2,588,004
  Senior Debt                                   371,000

Preferred stock
  dividend                       (3,412,502)

Stock option for
compensation                                    193,750

Cash received
from stock                                      512,449

Net loss                         (3,510,653) (3,510,653)

Balance
March 31, 1998                  $(7,115,822) $  107,766

Preferred stock
  issued:
  Private
   Placement                                  1,765,665

Common stock issued:
 Preferred
 stock dividend                  (   66,743)

Net loss                         (  911,057) $( 911,057)

Balance
June 30, 1998                   $(8,093,622) $  962,374




The accompanying notes are an integral part of these financial statements.
                          MICRO-MEDIA SOLUTIONS, INC.
                     Consolidated Statements of Cash Flow
                      For the Three Months Ended June 30
                                (UNAUDITED)

                                       1998                1997
Cash Flows from Operating
                   Activities:
     Net Income (Loss)           $ (  911,057)       $(   3,566)
     Adjustments to reconcile
        net loss to net cash,
        provided by operating
        activities:
          Amortization and
          Depreciation expense         52,991            29,746
          Change in accounts
                    receivable     (  146,887)        ( 320,983)
          Change in inventory          63,533         ( 178,618)
          Change in account payable(  118,832)          476,489
          Change in accrued and
                other liabilities  (   86,504)          102,627
     Net Cash Provided by (Used by)
           Operating Activities    (1,146,755)          105,695

Cash Flows from Investment Activities:
          Investment in property
                    & equipment    (  193,071)        ( 382,368)
          Change in other assets   (   87,062)        ( 452,327)
     Net Cash Provided by (Used by)
            Investing Activities   (  280,133)        ( 834,695)


Cash Flows from Financing Activities:
      Net change in Line of Credit (  158,966)          711,090
      Increase of long term debt   (  175,109)
      Change in capital lease
              obligations          (   22,369)             -
      Proceeds from issuance of
              Preferred Stock       1,765,630              -
     Net Cash Provided by (Used by)
            Financing Activities    1,409,186           711,090

     Net Increase (Decrease)
                    in Cash        (   17,702)        (  17,910)

Cash at Beginning of Period            25,786            47,833

Cash at End of Period              $    8,084       $    29,923

Supplemental Disclosure:
  Cash paid for interest           $   60,276       $    25,000




The accompanying notes are an integral part of these financial statements.
                       MICRO-MEDIA SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998
                               (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
  The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1998, as reported in the Form 10-KSB have been omitted.

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




                        MICRO-MEDIA SOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1998
                               (Continued)
Principles of Consolidation
The consolidated financial statements the years ended March 31, 1998 and 1997, include the accounts and transactions of MSI and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSI, however, did not have any material asset or liability accounts or account balances. With the exception of MSI's equity accounts, the significant account balances belong to MSI-Texas.

Cash and Cash Equivalents
  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loss/Earnings Per Common Share Calculation
  The loss/earnings on Common and Common Equivalent shares is computed on the basis of the weighted average number of Common shares and Common Equivalent shares outstanding during the period.

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




                        MICRO-MEDIA SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1998
                             (Continued)

NOTE 2.  SHORT-TERM BORROWINGS.

The Company has a secured line of credit agreement with Compass Bank for $1,350,000 secured by two certificates of deposit aggregating $1,350,000 held in the Company's name by Compass Bank and payable in monthly installments of interest only. The balance as of June 30, 1998, was $1,070,000 and the note matures February 5, 1999.

NOTE 3.  CAPITAL TRANSACTIONS

During the three months ended June 30, 1998, the Company received gross proceeds of $2,107,354 from the Private Placement of 198,807 shares of Series D, 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $10.60 per share. The Company issued 9,467 shares of the Series D Preferred Stock as agreed for payment of commission fees of the Private Placement. Each share of Preferred D stock is initially convertible into ten shares of the Company's Common Stock. Total expenses of the Private Placement including broker fees, commissions, and legal and accounting expenses totaled $341,741.

NOTE 4.  SUBSEQUENT EVENTS

On July 2, 1998, the Company received $708,421 completing the Private Placement of 80,850 shares of Series D, 6% Cumulative Convertible Non-Voting Preferred Stock for a purchase price of
10.60 per share. Each share of Preferred C stock is initially convertible into ten shares of the Company's Common Stock. Total expense of the Private Placement including broker fees, commissions, and legal and accounting fees totaled $148,589.

The Company has been notified that holders' of Class A warrants will convert 420,000 warrants in August 1998. The proceeds from the conversion of these warrants will approximate $334,000.

NOTE 5.  CONTINGENCIES AND LEGAL MATTERS

MSI is engaged in various litigation and has a number of unresolved claims pending. While the amounts claimed are not material and the ultimate liability in respect to such litigation and claims cannot be determined at this time, MSI is of the opinion that such liability is not to be of material importance in relation to its accounts.

NOTE 6.  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $911,057. As of that date, the Company's current assets exceeded its current liabilities by $341,032.

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

The Company's sales consist of hardware sales and delivery
of technical services.  During the quarter ending June 30,
1997, the sales mix consisted of a significant concentration in hardware sales with hardware deliveries to one public entity
representing over 50% of the sales for that period.   First
quarter fiscal year 1999 reflects a more normal sales mix although the hardware sales production has decreased somewhat as a result of the declining hardware profit margins attributable to the increased competition for the pure hardware sales.

For the quarter ended June 30, 1998 the Company's total assets were $2,992,246 with liabilities of $2,029,872. Current liabilities of $1,710,303 represent 83.4% of current assets of $2,051,335 for a current ratio of 1.20. Improvements in cash and cash equivalents are a result of collection of accounts receivable and funds from increases in shareholders equity. Company liabilities include a cash secured line of credit that was instituted in 1998 and certain other Company obligations.

Net shareholders equity as of June 30, 1998 was $962,374. During the fiscal three months ending June 30, 1998, the Company partially completed phase III of a private placement of preferred stock The completion of the funding was on July 2, 1998. Receipt of these funds enabled the Company to reduce its outstanding debt and pay delinquent accounts payable. Company expansion will be funded through additional funds from Phase III of the private placement, a debt offering and a possible public offering in 1999.

Revenues for the quarter ended June 30, 1998 of $601,629 reflect the Company's sales efforts in its markets. Revenues for the quarter ended June 30, 1998 decreased $628,155 or (49%) from the $ 1,229,784 recorded in the quarter ended June 30,1997. This reduction in 1998 occurred as a result of management's attention being focused on conversion to a publicly traded company, development of longer term service contracts, expansion of the technical staff to service the expanded service contracts and identification of an appropriate source of investment to support the Company's expansion.These goals have been accomplished and the Company anticipates an increase in revenue for 1999. Sales efforts for the year ending March 31, 1999, from larger service contracts are expected to produce revenue levels that could return the Company to a more positive earnings trend.

Cost of goods sold for the quarter ended June 30, 1998 declined $130,813 or 20% from the quarter ended June 30, 1997. Cost of goods sold for 1998 of $542,262 or 90% of net revenue is extraordinarily high, Resulting in a gross margin of $59,367 or 10% of revenues for the quarter. The gross margin the quarter ended June 30, 1997 was $576,709 or 47% of the quarter ended June 30, 1997 revenues. Gross margin percentages experienced in 1997 more closely represent the margins management is working to attain. Gross margins are expected to improve in 1999.

Selling, General and Administrative Expenses the quarter ended June 30, 1998 of $970,424 represents 161% of Revenues. The 1998 figure represents an increase over the quarter ended June 30, 1997 of $390,149 or 40%. The majority of the expense increase represents the increased staff that has been identified to enable the Company to work on larger service contracts and accomplish increased marketing of Company products. Staff additions include service technicians, sales staff, accounting staff and middle management. The majority of the remaining increase in expenses is attributable to training for expansion, marketing cost associated with new service contracts, and other expenses associated with the start up of new service contracts.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had a working capital of $341,032 compared to working capital deficit of $175,984 at March 31, 1998. This increase in the Company's working capital was primarily due to an increase in accounts receivable and a decrease in short term borrowings and accounts payable.

The Company received a net $1,765,630 in proceeds from outsiders in the form of a private placement during the three months ended
June 30, 1998. Additional funding of $708,421 was received through July 2, 1998.

The company has financed its operations primarily through borrowings. As of June 30, 1998, the Company's sources of internal financing were limited. It is not expected that internal sources of liquidity will improve until net cash is provided by operating activities which is expected in second quarter of fiscal 1998, and until such time, the company will rely upon external sources for liquidity.


                          PART II: Other Information

Item 1: Legal Proceedings

On December 18, 1997, Argus Management, Inc. filed Plaintiff's Original Petition in the 216th District Court of Kerr County, Texas. Argus claims the Company and Mr. Jose G. Chavez, as joint obligors, defaulted on their obligation to Argus pursuant to two promissory notes for $100,000 each, both dated June 2, 1997. Argus is seeking a judgment for $200,000, together with interest on the notes at the rate of 20% per annum from June 2, 1997, through the date the notes are satisfied. As of June 30, 1998, $65,000 had been disbursed to third parties in satisfaction of obligations of Argus Management, Inc. The $65,000 has been recorded in other receivables in the accompanying financial statements.

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


Item 2: Changes in Securities

From April 22, 1998 to July 2, 1998, the Company completed the private placement of 279,657 shares of Series D Preferred Stock, Stated Value $10.60 per share all to "accredited Investors" as that term is defined in rule 501(a) of Regulation D Promulgated under the Securities Act of 1933, as amended.

The company is obligated to issue up to 1,500,000 shares of common stock to employees and consultants.

Item 3: Defaults on Senior Securities

None

Item 4: Submission of matters to a vote of the security holders

None

Item 5: Other Matters

None




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date____8/14/1998_        By /s/ Jose G Chavez
                                 Jose G. Chavez, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                      Capacity                    Date

/s/ Jose G Chavez                                    8/14/1998
Jose G. Chavez           Chairman of the Board of
                          Directors and President

/s/ Mitchell Kettrick                                8/14/1998
Mitchell Kettrick        Vice-President and Director


/s/ Stephen Hoelscher                                8/14/1998
Stephen Hoelscher, CPA           Controller

/s/ David Hill                                       8/14/1998
David Hill                  Chief Financial Officer

/s/ Ernesto Chavarria                                8/14/1998
Ernesto Chavarria            Director