Form 10QSB/A
period 1997-06-30
MICRO MEDIA SOLUTIONS INC
filed 1998-10-23
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB/A

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















Part I: Financial Information Item 1:
Consolidated Financial Statements


Index to Consolidated Financial Statements         Page


Consolidated Balance Sheets                         3


Consolidated Statements of Operation                4


Consolidated Statements of Cash Flows               5


Consolidated Statements of Stockholders' Equity     6


Notes to Consolidated Financial Statements          7




































                           MOUNTAIN STATES RESOURCES CORPORATION
                         Consolidated Balance Sheets - (restated)

                                       June 30           March 31
                                         1997              1997
                                     (unaudited)         (audited)
                                                 ASSETS
Current Assets
 Cash and Cash Equivalents         $    29,923        $    18,112
 Accounts Receivable - Trade         1,492,423            983,352
 Inventory                             570,549            181,060
 Other Receivables - Advances          195,080            127,971
  Total Current Assets               2,287,975          1,310,495

Property, Plant, and Equipment
 (at cost) net                         773,028            784,039

Long Term Notes Receivable             419,774            419,774

TOTAL ASSETS                       $ 3,480,777        $ 2,514,308

                              LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
 Accounts Payable - Trade          $ 1,387,651        $   875,734
 Bank Line of Credit                   871,140            725,000
 Other Accrued Expenses                488,584            113,185
 Current Maturities of
  Long-term Debt                       174,026            174,026
 Current Portion of Obligations
  Under Capital Leases                  41,097             41,097
  Total Current Liabilities          2,962,498          1,929,042

Long Term Notes
 Notes Payable                         460,895            506,806
 Obligations under Capital
  Leases For Equipment                 165,799            182,044
  Total Long Term Notes                626,694            688,850

Stockholders Equity
 Preferred stock at $2 par value;
  Authorized 10,000,000 shares;
  None issued or outstanding
 Common stock at $.10 par value;     1,076,473          1,076,473
  Authorized 50,000,000;
  10,764,733 shares issued
  and outstanding
 Additional paid-in capital         (1,046,058)        (1,046,058)
 Accumulated Deficit                (  138,830)        (  133,999)
  Total Stockholders Equity         (  108,415)        (  103,584)

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY               $ 3,480,777        $ 2,514,308



The accompanying notes are an integral part of these financial statements.
                  MOUNTAIN STATES RESOURCES CORPORATION
            Consolidated Statements of Operation - (restated)
                   For the Three Months Ended June 30
                              (UNAUDITED)

                                       1997               1996

Net Revenues:
 Hardware, Software & Peripherals  $   818,634        $    54,827
 Service, Support & Integration        293,147             72,459
 Network Installation                  118,003          1,097,847
                                     1,229,784          1,476,905
Cost of Goods Sold
 Hardware, Software & Peripherals      402,204             46,491
 Service, Support & Integration        190,546             47,098
 Network Installation                   80,325            713,601
                                       673,075            988,425

Gross Margin                           556,709            488,480

Selling, General and Administrative    539,077            428,246

Operating Income (Loss)                 17,632            60,233

Other Income (Expense)              (   22,463)        (   69,304)

Net Income (Loss)                   (    4,831)             9,071

Earnings (Loss) Per Share          $      (.00)       $       .00

Weighted average number of shares
 Outstanding used in earnings
 (loss) per share calculation       10,764,733          9,784,733






















The accompanying notes are an integral part of these financial statements.
                  MOUNTAIN STATES RESOURCES CORPORATION
         Consolidated Statements of Stockholders' Equity - (restated)
                For the Year Ended March 31, 1997 (Audited) and Quarter Ended June 30, 1997 (unaudited)

                                   Additional
                    Common Stock    paid in  Accumulated
                 Shares    Amount   Capital    Deficit   Total

Balance
March 31,
1996           9,784,733   978,473 (1,046,058) 348,386  280,801


Common stock
issued for
services         500,000    50,000                       50,000

Common stock
options
exercised        480,000    48,000                       48,000

Net Loss for
the year
ended
March 31,
1997                                          (482,385)(485,385)

Balance
March 31,
1997          10,764,733 1,076,473 (1,046,058)(133,999)(103,584)

Net loss
for the
Three months
ended
June 30, 1997                                 (  4,831)(  4,831)

Balance
June 30,
1997          10,764,733 1,076,473 (1,046,058)(138,830)(108,415)














The accompanying notes are an integral part of these financial statements.
                       MOUNTAIN STATES RESOURCES CORPORATION
                Consolidated Statement of Cash Flow - (restated)
                         For the three months ended June 30
                                  (unaudited)

                                         1997              1996

Cash Flows from Operating Activities:
Net Income (Loss)                  $(    4,831)        $  123,377
 Adjustments to reconcile net income
  to net cash, provided by operating
  activities:
 Depreciation expense                   29,746             13,845
 Change in accounts payable            511,917            850,474
 Change in inventory                (  389,489)         (  36,011)
 Change in accounts receivable      (  509,071)         ( 516,538)
 Change in accrued expenses         (  375,399)         (  43,234)
Net Cash Provided by
 Operating Activities                   13,671            391,911

Cash Flows from Investment Activities:
 Investment in property & equipment (   18,735)           222,358
 Investment in other assets         (   67,109)           118,993
Net Cash provided by (Used by)
 Investing Activities               (   85,844)           341,351

Cash Flows from Financing Activities:
 Proceeds from Line of Credit          146,140
 Change in long term debt           (   45,911)         ( 605,820)
 Change in capital lease obligations(   16,245)         ( 109,163)
Net Cash Provided by (Used by)
 Financing Activities                   83,984          ( 714,983)

Net Increase in Cash                    11,811             18,279

Cash at Beginning of Period             18,112             29,554
Cash at End of Period                   29,923             47,833



Supplemental disclosures:
 Cash paid for interest            $   27,297          $   15,600













The accompanying notes are an integral part of these financial statements.
                MOUNTAIN STATES RESOURCES CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                             June 30, 1997
                              (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods presented have been reflected here in. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1997, as reported in the Form 10-KSB/A have been omitted.

Nature of Business and Organization
Micro-Media Solutions, Inc. (formerly Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations in April 15, 1969, as a mining, mineral extraction and oil and gas exploration company.
MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, the then shareholders of Micro-Media Solutions, Inc.,(MSI-Texas), entered into an agreement and plan of reorganization with MSRC whereby MSRC acquired all of the issued and outstanding stock of MSI-Texas in exchange for 9,310,000 shares of Common Stock of MSRC. The transaction was accounted for as a recapitalization. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation), ("MSI") (the "Company").

MSI-Texas is an Austin, Texas, based technology corporation formed to provide computer hardware, software programming, system installation and support, maintenance, media duplication, and kitting to the public and private sectors. In addition, MSI-Texas is certified by the State of Texas as a Historically Underutilized Business (HUB).












                    MOUNTAIN STATES RESOURCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                                JUNE 30, 1997
                                 (Continued)

Principles of Consolidation
The consolidated financial statements for the years ended March 31, 1998 and 1997, include the accounts and transactions of MSI and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSI, however, did not have any material asset or liability accounts or account balances. With the exception of MSI's equity accounts, the significant account balances belong to MSI-Texas.


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


                   MOUNTAIN STATES RESOURCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Restated)
                                JUNE 30, 1997
                                 (Continued)

Restated Financial Statements
The accompanying financial statements have been restated from the statements originally issued. These statements have been restated to report the transaction between MSRC and MSI-Texas as a recapitalization. The original financial statements reported the transaction as a purchase. Changes in the financial statements are as follows:

                                   June 30, 1997            March 31, 1997
Balance Sheet:               As Reported  As Restated  As Reported  As Restated
 Goodwill                    $   732,594  $       -0-  $   751,329  $       -0-
 Additional paid-in capital    5,600,652   (1,046,058)   5,600,652   (1,046,058)
 Accumulated deficit          (6,052,946)  (  138,830)  (5,746,125)  (  133,999)

                            For the Three Months Ended
                                  June 30, 1997
Statement of Operation       As Reported  As Restated
 Selling, General &
  Administrative             $   557,812  $   539,077
 Net Loss                     (   23,566)  (    4,831)
 Earnings (Loss) Per Share          (.01)         .00
 Weighted average number of
  shares outstanding used in
  earnings (loss) per share
  calculation                 10,764,733   10,764,733

Certain amounts previously reported have been reclassified for presentation purposes in the restated financial statements. These amount are not material to the financial statements. Restated financial statements and Form 10KSB/A for March 31, 1997 have previously been filed with the SEC.

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

The credit agreement matured on August 18, 1997 and Bank One notified the company that the bank would not renew the credit line. The Company is currently searching for a new banking relationship and has tentative agreements with two banking institutions.




                   MOUNTAIN STATES RESOURCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Restated)
                                JUNE 30, 1997
                                 (Continued)

Note 3. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $4,831 and as of that date, the Company's current liabilities exceeded its current assets by $674,523. At June 30, 1997, the Company owes accounts payable with dates due in excess of thirty
(30) days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund expenses related to operations and capital improvements. The Company has signed a letter of intent for $4 million on a firm commitment basis with $1,060,000 to be received during October, 1997, $1,060,000 to be received during January 1998, and an additional $2,000,000 during calendar 1998. In addition, the Company plans a secondary offering during fiscal 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

































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

GENERAL

Micro-Media Solutions, Inc. (formerly Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations in April 15, 1969, as a mining, mineral extraction and oil and gas exploration company.
MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, the then shareholders of Micro-Media Solutions, Inc.,(MSI-Texas), entered into an agreement and plan of reorganization with MSRC whereby MSRC acquired all of the issued and outstanding stock of MSI-Texas in exchange for 9,310,000 shares of Common Stock of MSRC. The transaction was accounted for as a recapitalization. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation), ("MSI") (the "Company").

MSI-Texas is an Austin, Texas, based technology corporation formed to provide computer hardware, software programming, system installation and support, maintenance, media duplication, and kitting to the public and private sectors. In addition, MSI-Texas is certified by the State of Texas as a Historically Underutilized Business (HUB).

Among the principal cost to market and sell the Company's products are advertising and promotion cost, salaries and commissions, general and administrative expenses. The Company's operation results may be subject to fluctuations on a quarterly and an annual basis as a result of various factors, including, but not limited to, fluctuating market pricing for computer and semiconductor memory products, industry competition, seasonal government purchasing cycles, and working capital restrictions on manufacturing and production.

The Company's revenues consist of hardware sales, software sales and the delivery of technical services, including installing and maintaining network systems. The technical service sales of the Company typically yield a higher gross margin than the hardware and software sales of the Company. This is due, in part, to the intense competition in the hardware and software sales sector from Original Equipment Manufactures and distributors. As a result, the Company, is attempting to strategically reposition itself from emphasising hardware sales to intensifying sales of technical services.







RESULTS OF OPERATIONS

1997 First Quarter and 1996 First Quarter.

Net sales for the 1997 First Quarter were $1,229,784 versus
$1,476,905 for the 1996 First Quarter. A decrease of 16.7 percent. The decrease is primarily due as a result of the completion of a large network installation project without any new projects cued to follow.

Cost of sales was $673,075 resulting in a gross margin of 45.3% in the 1997 First Quarter versus sales of $988,425 resulting in a gross margin of 33.1% in the 1996 First Quarter, a decrease of 31.9 percent. The decrease was the result of lower net sales and increase in service related sales which typically have a higher margin.

Selling general and administrative expenses increased to $539,077 in the 1997 First Quarter from $428,246 in the 1996 First Quarter, an increase of 25.9 percent. This increase is primarily due to additional management personnel.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital deficit of $674,523, compared to a working capital deficit of $618,547 at June 30, 1996. The Company's working capital is not expected to improve until later in the fiscal year.

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

None

Item 6: Exhibits and Reports on Form 8K

(a) Exhibits

None.

(b) Reports on Form 8K

None.









































SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date 10/20/98        By /S/ Jose G. Chavez
                           Jose G. Chavez, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                   Capacity                 Date


/s/ Jose G. Chavez                                  10/20/98
    Jose G. Chavez          President and Chairman
                            of the Board of Directors


/s/ Mitchell Kettrick                                10/20/98
    Mitchell Kettrick       Vice-President and
                            Director


/s/ David Hill                                       10/20/98
    David Hill              Chief Financial Officer



/s/ Ernesto Chavarria                                10/20/98
    Ernesto Chavarria       Director