Form 10QSB/A
period 1997-06-30
MICRO MEDIA SOLUTIONS INC
filed 1998-10-23
CIK 68619

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


































                                   MICRO-MEDIA SOLUTIONS, INC.
                         FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                            Consolidated Balance Sheets - (restated)

                                    September 30         March 31
                                        1997               1997
                                    (unaudited)          (audited)
                                                 ASSETS
Current Assets
 Cash and Cash Equivalents         $    56,617        $    18,112
 Accounts Receivable - Trade           955,843            983,352
 Inventory                             442,310            181,060
 Other Receivables - Advances          164,605            127,971
  Total Current Assets               1,619,375          1,310,495

Property, Plant, and Equipment
 (at cost) net                         720,037            784,039

 Long Term Notes Receivable            423,187            419,774

TOTAL ASSETS                       $ 2,762,599        $ 2,514,308

                              LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
 Accounts Payable - Trade          $ 1,540,469        $   875,734
 Bank Line of Credit                   708,966            725,000
 Other Accrued Expenses                565,500            113,185
 Current Maturities of
  Long-term Debt                       174,026            174,026
 Current Portion of Obligations
  Under Capital Leases                  41,097             41,097
  Total Current Liabilities          3,030,058          1,929,042

Long Term Notes
 Notes Payable                         415,792            506,806
 Obligations under Capital
  Leases For Equipment                 161,955            182,044
  Total Long Term Notes                577,747            688,850

Stockholders Equity
 Preferred stock at $2 par value;
  Authorized 10,000,000 shares;
  None issued or outstanding
 Common stock at $.10 par value;     1,076,473          1,076,473
  Authorized 50,000,000 shares;
  10,764,733 shares issued
  and outstanding
 Additional paid-in capital         (1,046,058)        (1,046,058)
 Accumulated Deficit                (  875,621)        (  133,999)
  Total Stockholders Equity         (  845,206)        (  103,584)

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY               $ 2,762,599        $ 2,514,308



The accompanying notes are an integral part of these financial statements.
                       MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
           Consolidated Statements of Operation - (restated)
                               (UNAUDITED)

                                     For the Six Months    For the Three Months
                                     Ended September 30     Ended September 30
                                      1997        1996        1997       1996
Net Revenues:
 Hardware, Software & Peripherals $1,138,797  $  212,771  $  320,163  $ 157,944
 Service, Support & Integration      514,617     186,858     221,470    114,399
 Network Installation                365,821   1,753,059     247,818    655,212
                                   2,019,235   2,152,688     789,451    927,555
Cost of Goods Sold
 Hardware, Software & Peripherals    681,063     179,164     278,859    132,673
 Service, Support & Integration      334,502     121,457     143,956     74,359
 Network Installation                254,104   1,139,489     173,779    425,888
                                   1,269,669   1,440,110     596,594    632,920

Gross Margin                         749,556     712,578     192,857    294,635

Selling, General & Administrative  1,385,787     858,460     846,710    471,851

Operating Income (Loss)           (  636,231) (  145,882) (  653,853) ( 206,115)

Other Income (Expense)            (  105,391) (   99,893) (   82,928) (  30,589)

Net Income (Loss)                 (  741,622) (  245,775) (  736,791) ( 236,704)

Earnings (Loss) Per Share          $  (0.069)  $  (0.025)  $  (0.069)  $ (0.024)

Weighted average number of shares
 Outstanding used in earnings
 (loss) per share calculation     10,764,733   9,784,733  10,764,733  9,784,733





















The accompanying notes are an integral part of these financial statements.
                           MICRO-MEDIA SOLUTIONS, INC.
                 FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
         Consolidated Statements of Stockholders' Equity - (restated)
                  For the Year Ended March 31, 1997 (Audited)
              and Six Months Ended September 30, 1997 (unaudited)

                                   Additional
                    Common Stock    paid in  Accumulated
                 Shares    Amount   Capital    Deficit   Total

Balance
March 31,
1996           9,784,733   978,473 (1,046,058) 348,386  280,801

Common stock
issued for
services         500,000    50,000                       50,000

Common stock
options
exercised        480,000    48,000                       48,000

Net Loss for
the year
ended
March 31,
1997                                          (482,385)(485,385)

Balance
March 31,
1997          10,764,733 1,076,473 (1,046,058)(133,999)(103,584)

Net loss
for the
six months
ended
September 30,
1997                                          (741,622)(741,622)

Balance
September 30,
1997          10,764,733 1,076,473 (1,046,058)(875,621)(845,206)














The accompanying notes are an integral part of these financial statements.
                      MICRO-MEDIA SOLUTIONS, INC.
            FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
            Consolidated Statements of Cash Flow (restated)
                For the Six Months Ended September 30
                              (UNAUDITED)

                                            1997              1996
Cash Flows from Operating
 Activities:
Net (Loss)                            $(  741,622)      $(  245,775)
Adjustments to reconcile net income
  to net cash, provided by operating
  activities:
 Depreciation expense                      78,316
 Change in accounts receivable          (   9,125)       (  416,650)
 Change in inventory                    ( 261,250)          483,617
 Change in accounts payable               664,735        (  179,080)
 Change in accrued expenses               452,315        (    1,473)
Net Cash Provided by
 Operating Activities                     183,369        (  359,361)

Cash Flows from Investment Activities:
 Investment in property & equipment     (  14,314)       (  186,744)
 Investment in other assets             (   3,413)       (   61,932)
Net Cash provided by (Used by)
 Investing Activities                   (  17,727)       (  248,676)

Cash Flows from Financing Activities:
 Proceeds from Line of Credit           (  16,034)
 Change in long term debt               (  91,014)          791,984
 Change in capital lease obligations    (  20,089)
Net Cash Provided by (Used by)
 Financing Activities                   ( 127,137)          791,984

Net Increase in Cash                       38,505           183,947

Cash at Beginning of Period                18,112             9,104
Cash at End of Period                 $    56,617       $   193,051



Supplemental disclosures:
 Cash paid for interest            $       54,594       $    31,200













The accompanying notes are an integral part of these financial statements.
                       MICRO-MEDIA SOLUTIONS, INC.
              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                            September 30, 1997
                               (unaudited)

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












                        MICRO-MEDIA SOLUTIONS, INC.

              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)

                           September 30, 1997
                               (Continued)

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


                      MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           September 30, 1997
                              (Continued)
Restated Financial Statements
The accompanying financial statements have been restated from the statements originally issued. These statements have been restated to report the transaction between MSRC and MSI-Texas as a recapitalization. The original financial statements reported the transaction as a purchase. Changes in the financial statements are as follows:

                                 September 30, 1997         March 31, 1997
Balance Sheet:               As Reported  As Restated  As Reported  As Restated
 Goodwill                    $   713,779  $       -0-  $   751,329  $       -0-
 Additional paid-in capital    5,600,652   (1,046,058)   5,600,652   (1,046,058)
 Accumulated deficit          (6,808,552)  (  875,621)  (5,746,125)  (  133,999)

                             For the Six Months Ended For the Three Months Ended
                                 September 30, 1997        September 30, 1997
Statement of Operation       As Reported  As Restated  As Reported  As Restated
 Selling, General &
  Administrative             $ 1,327,349  $ 1,385,787  $   596,594  $   846,710
 Net Loss                     (1,062,427)  (  741,622)  (  598,239)  (  736,791)
 Earnings (Loss) Per Share         (.155)       (.069)       (.088)       (.069)
 Weighted average number of
  shares outstanding used in
  earnings (loss) per share
  calculation                  6,833,533   10,764,733    6,833,533   10,764,733


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




                      MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           September 30, 1997
                              (Continued)

NOTE 3.  SUBSEQUENT EVENTS

On November 18, 1997, the Company received $2,120,000 completing the Private Placement of 400,000 shares of Series B Preferred Stock $2 par value for a purchase price of $5.30 per share. The Company received $371,000 in October 1997 from two individuals under senior convertible notes payable secured by common stock. Total expenses of the Private Placement including broker fees, commissions, and legal and accounting expenses totaled $508,000.

NOTE 4.  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $736,791 and as of that date, the Company's current liabilities exceeded its current assets by $1,410,683. At September 30, 1997, the Company owes accounts payable with dates due in excess of ninety (90)days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund the expenses related to operations and capital improvements. The Company received a net $1,818,000 from the Private Placement of Series B Preferred Shared in November 1997. The Company has signed a letter of intent for $1 million on a firm commitment basis to be received during December, 1997 and up to an additional $ 5,000,000 under a debt instrument during the first quarter of calendar 1998. In addition, the Company plans a secondary offering during fiscal calendar 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a gong concern.





















  Part I: Financial Information Item 2: Management's Discussion and analysis of financial condition and results of operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition.
This discussion should be read in conjunction with the Consolidated Financial Statements appearing in Item 1. More complete discussions can be found in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1997.

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

Among the principal cost to market and sell the Company's products are advertising and promotion cost, salaries and commissions, general and administrative expenses. The Company's operation results may be subject to fluctuations on a quarterly and an annual basis as a result of various factors, including, but not limited to, fluctuating market pricing for computer and semiconductor memory products, industry competition, seasonal government purchasing cycles, and working capital restrictions on manufacturing and production. Therefore, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

The Company's revenues consist of hardware sales, software sales and the delivery of technical services, including installing and maintaining network systems. The technical service sales of the Company typically yield a higher gross margin than the hardware and software sales of the Company. This is due, in part, to the intense competition in the hardware and software sales sector from Original Equipment Manufactures and distributors. As a result, the Company, is attempting to strategically reposition itself from emphasizing hardware sales to intensifying sales of technical services.





RESULTS OF OPERATIONS



Three Months Ended September 30, 1997 Compared to Three Months

Ended September 30, 1996



Net sales for the 1997 fiscal Second Quarter were $789,451 versus

$927,555 for the 1996 fiscal Second Quarter. A decrease of 15 percent. The decrease is primarily due as a result of the completion of a large network installation project without any new projects cued to follow.

Cost of sales was $596,594 in the 1997 fiscal Second Quarter Versus $632,920 in the 1996 fiscal Second Quarter, a decrease of 6 percent. The decrease was the result of greater service sales effected in 1997 requiring less inventory cost.

The buildup in inventory at September 30, 1997 includes work in process for a Texas independent school district contract to be completed no later than November 30, 1997.

The Company's gross margin in the 1997 Second Quarter was 24%
versus 31% in the 1996 fiscal Second Quarter, an decrease of 7 percent. This decrease was due to a decrease in network installations which typically have a higher margin.

Selling general and administrative expenses increased to $846,710 in the 1997 fiscal Second Quarter from $471,851 in the 1996 fiscal Second Quarter, and increase to 80 percent. This increase is primarily due to additional management personnel salaries.

Six Months Ended September 30, 1997 Compared to Six Months Ended
September 30, 1996.
Net sales for the 1997 six months ended September 30, 1997 were $2,019,235 versus $2,152,688 for the six months ended September 30, 1996. A decrease of 6 percent. The decrease is primarily due as a result of the completion of a large network installation project without any new projects cued to follow.

Cost of sales was $1,269,669 resulting in a gross margin of 37% for the six months ended September 30, 1997 versus cost of sales of $1,440,110 resulting in a gross margin of 33% for the six months ended September 30, 1996 a increase of 6 percent. The increase was the result of lower net sales and increase in service related sales which typically have a higher margin.

Selling general and administrative expenses increased to $1,385,787 in the six months ended September 30, 1997 from $858,460 in the six months ended September 30, 1996, an increase of 61 percent. This increase is primarily due to additional management personnel.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997, the Company had a working capital deficit of $1,410,683 compared to a deficit of $618,547 at September 30, 1996. This decrease in the Company's working capital deficit was primarily due to increase in borrowings and payables.

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

The Company has signed a letter of intent with an investment banking firm for $2,000,000 to be funded over the next 90 days and a debt offering of $3 to $5 million beginning on or before January 30, 1998.


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

Item 4: Submission of matters to a vote of the security holders

On September 26,1997, a special meeting of the security holders of the Company was held to change the name of the company to Micro-
Media Solutions, Inc.

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