Form 10QSB/A
period 1997-06-30
MICRO MEDIA SOLUTIONS INC
filed 1998-10-23
CIK 68619

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




































                                   MICRO-MEDIA SOLUTIONS, INC.
                         FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
                            Consolidated Balance Sheets - (restated)

                                    December 31         March 31
                                        1997               1997
                                    (unaudited)          (audited)
                                                 ASSETS
Current Assets
 Cash and Cash Equivalents         $    19,696        $    18,112
 Accounts Receivable - Trade           576,852            983,352
 Inventory                             346,521            181,060
 Other Receivables - Advances          174,905            127,971
  Total Current Assets               1,117,974          1,310,495

Property, Plant, and Equipment
 (at cost) net                         691,881            784,039

 Long Term Notes Receivable            434,796            419,774

TOTAL ASSETS                       $ 2,244,651        $ 2,514,308

                              LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
 Accounts Payable - Trade          $   653,766        $   875,734
 Bank Line of Credit                   204,765            725,000
 Other Accrued Expenses                 24,000            113,185
 Current Maturities of
  Long-term Debt                       174,026            174,026
 Current Portion of Obligations
  Under Capital Leases                  41,097             41,097
  Total Current Liabilities          1,097,654          1,929,042

Long Term Notes
 Notes Payable                         389,874            506,806
 Obligations under Capital
  Leases For Equipment                  81,902            182,044
 Senior Convertible Notes              371,000
 Other Long Term Liabilities           685,450
  Total Long Term Notes              1,528,226            688,850

Stockholders Equity
 Preferred stock, Series B, $5.30    2,226,000
  stated value; 420,000 authorized,
  issued and outstanding
 Common stock at $.10 par value;     1,076,473          1,076,473
  Authorized 50,000,000 shares;
  10,764,733 shares issued
  and outstanding
 Additional paid-in capital         (1,454,058)        (1,046,058)
 Accumulated Deficit                (2,229,644)        (  133,999)
  Total Stockholders Equity         (  381,229)        (  103,584)

TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY               $ 2,244,651        $ 2,514,308

The accompanying notes are an integral part of these financial statements.
                       MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
           Consolidated Statements of Operation - (restated)
                               (UNAUDITED)

                                     For the Nine Months    For the Three Months
                                     Ended December 31     Ended December 31
                                      1997        1996        1997       1996

Net Revenues:
 Hardware, Software & Peripherals $1,350,810  $  320,035  $  212,013  $ 107,264
 Service, Support & Integration      702,915     266,794     188,298     79,936
 Network Installation                685,771   2,394,663     319,950    641,604
                                   2,739,496   2,981,492     720,261    828,804
Cost of Goods Sold
 Hardware, Software & Peripherals    885,989     254,249     204,926     75,085
 Service, Support & Integration      456,896     173,415     122,394     51,958
 Network Installation                509,405   1,556,532     255,301    417,043
                                   1,852,290   1,984,196     582,621    544,086

Gross Margin                         887,206     997,296     137,640    284,718

Selling, General & Administrative  2,620,639   1,200,271   1,234,852    341,811

Operating Income (Loss)           (1,733,433) (  202,975) (1,097,212) (  57,093)

Other Income (Expense)            (  362,212) (   33,385) (  256,811)    66,508

Net Income (Loss)                 (2,095,645) (  236,360) (1,354,023)     9,415

Earnings (Loss) Per Share          $  (0.195)  $  (0.024)  $  (0.126)  $ (0.000)

Weighted average number of shares
 Outstanding used in earnings
 (loss) per share calculation     10,764,733   9,784,733  10,764,733  9,784,733





















The accompanying notes are an integral part of these financial statements.
                           MICRO-MEDIA SOLUTIONS, INC.
                 FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
         Consolidated Statements of Stockholders' Equity - (restated)
                  For the Year Ended March 31, 1997 (Audited)
              and Nine Months Ended December 31, 1997 (unaudited)

               Preferred                        Additional
            Stock; Series B      Common Stock    paid in    Accumulated
             Shares Amount     Shares    Amount  Capital      Deficit   Total

Balance
March 31,
1996                        9,784,733   978,473(1,046,058)   348,386    280,801

Common stock
issued for
services                      500,000    50,000                          50,000

Common stock
options
exercised                     480,000    48,000                          48,000

Net Loss for
the year
ended
March 31,
1997                                                      (  482,385)(  485,385)

Balance
March 31,
1997                       10,764,733 1,076,473(1,046,058)(  133,999)(  103,584)

Preferred
Stock issued:
Private Placement
         420,000 2,226,000                     (  508,000)            1,718,000

Stock option for
Compensation                                      100,000               100,000

Net loss
for the
Nine months
ended
December 31,
1997                                                      (2,095,645)(2,095,645)

Balance
December 31,
1997     420,000 2,226,000 10,764,733 1,076,473(1,454,058)(2,229,644)(  381,229)






The accompanying notes are an integral part of these financial statements.
                      MICRO-MEDIA SOLUTIONS, INC.
            FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
            Consolidated Statements of Cash Flow (restated)
                For the Nine Months Ended December 31
                              (UNAUDITED)

                                            1997              1996
Cash Flows from Operating
 Activities:
Net (Loss)                            $(2,095,645)      $(  236,360)
Adjustments to reconcile net income
  to net cash, provided by operating
  activities:
 Depreciation expense                     148,587            86,096
 Change in accounts receivable            359,566        (  224,423)
 Change in inventory                   (  165,461)          270,519
 Change in accounts payable            (  221,968)       (  120,429)
 Change in accrued expenses            (   89,185)           24,795
Net Cash Provided by
 Operating Activities                  (2,064,106)           41,056

Cash Flows from Investment Activities:
 Investment in property & equipment    (   56,429)       (  367,270)
 Investment in other assets            (   15,022)       (  428,082)
Net Cash provided by (Used by)
 Investing Activities                  (   71,451)       (  795,352)

Cash Flows from Financing Activities:
 Proceeds from Line of Credit          (  520,235)          275,000
 Change in long term debt              (  116,932)          493,037
 Proceeds from other notes receivable     685,450
 Change in capital lease obligations   (  100,142)
 Proceeds from Private Placement        1,818,000
 Proceeds from Senior Convertible Debt    371,000
Net Cash Provided by (Used by)
 Financing Activities                   2,137,141           768,037

Net Increase in Cash                        1,584            13,741

Cash at Beginning of Period                18,112             9,104
Cash at End of Period                 $    19,696       $    22,845



Supplemental disclosures:
 Cash paid for interest            $       81,891       $    70,200

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for:
  Underwriting Fees                $      106,000






The accompanying notes are an integral part of these financial statements.
                       MICRO-MEDIA SOLUTIONS, INC.
              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                            December 31, 1997
                               (unaudited)

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











                        MICRO-MEDIA SOLUTIONS, INC.
              FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           December 31, 1997
                               (Continued)

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


                      MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           December 31, 1997
                              (Continued)

Restated Financial Statements
The accompanying financial statements have been restated from the statements originally issued. These statements have been restated to report the transaction between MSRC and MSI-Texas as a recapitalization. The original financial statements reported the transaction as a purchase. Changes in the financial statements are as follows:

                                 December 31, 1997         March 31, 1997
Balance Sheet:               As Reported  As Restated  As Reported  As Restated
 Goodwill                    $   707,521  $       -0-  $   751,329  $       -0-
 Additional paid-in capital    6,986,652   (1,454,058)   5,600,652   (1,046,058)
 Preferred Stock Series B        840,000    2,226,000          -0-          -0-
 Accumulated deficit          (8,576,833)  (2,229,644)  (5,746,125)  (  133,999)

                                    For the Nine           For the Three
                                    Months Ended         Three Months Ended
                                 December 31, 1997         March 31, 1997
Statement of Operation       As Reported  As Restated  As Reported  As Restated
 Selling, General &
  Administrative             $ 2,573,293  $ 2,620,639  $   686,953  $ 1,234,852
 Net Loss                     (2,830,708)  (2,095,645)  (1,064,584)  (1,354,023)
 Earnings (Loss) Per Share         (.220)       (.195)       (.083)       (.126)
 Weighted average number of
  shares outstanding used in
  earnings (loss) per share
  calculation                 12,895,845   10,764,733   12,895,845   10,764,733

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





                      MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           December 31, 1997
                              (Continued)

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

NOTE 3.  CAPITAL TRANSACTIONS

On November 18, 1997, the Company received gross proceeds of $2,120,000 from the Private Placement (Phase I) of 400,000 shares of Series B, 5% Cumulative Convertible Non-Voting Preferred Stock, Stated value $5.30 per share. The Company issued 20,000 shares of the Series B Preferred Stock as agreed for payment of commission fees of the Private Placement (Phase I). Each share of Preferred B stock is initially convertible into ten shares of the Company's Common Stock. Each Preferred B share was issued six Class A Warrants exercisable for a two year period beginning January 31 1998. The exercise price for each warrant is $1.50 per share and will entitle the holder to one share of the Company's Common Stock. Total expenses of the Private Placement including broker fees, commissions, and legal and accounting expenses totaled $408,000.

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






                      MICRO-MEDIA SOLUTIONS, INC.
             FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           December 31, 1997
                              (Continued)

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

NOTE 6.  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $1,460,023 and as of that date, the Company's current assets exceeded its current liabilities by $20,320. At December 31, 1997, the Company owes accounts payable with dates due in excess of ninety (90)days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund the expenses related to operations and capital improvements. The Company received a net $2,189,000 from capital transactions during the quarter ending December 31, 1997. An additional net $870,000 has been received in the first quarter of 1998. The Company has signed a letter of intent for up to an additional $ 5,000,000 under a debt instrument to be receive no later than April 30, 1998. In addition, the Company plans a secondary offering during fiscal calendar 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a gong concern.







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







RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months
Ended December 31, 1996

Net sales for the 1997 fiscal Third Quarter were $720,261 versus
$828,804 for the 1996 fiscal Third Quarter. A decrease of 13 percent. The decrease is primarily due as a result of the completion of a large network installation project without any new projects cued to follow.

Cost of sales was $582,621 resulting in a gross margin of 19% in the 1997 third quarter versus sales of $544,086 resulting in a gross margin of 34% in the 1996 third quarter, a decrease of 15 percent. The decrease was the result of lower net sales and increase in service related sales which typically have a higher margin.

Selling general and administrative expenses increased to $1,340,852 in the 1997 third quarter from $341,811 in the 1996 third quarter, an increase of more two fold percent. This increase is primarily due to additional management personnel.

Nine Months Ended December 31, 1997 Compared to Nine Months Ended
December 31, 1996.

Net sales for the 1997 Nine months ended December 31, 1997 were $2,739,496 versus $2,981,492 for the Nine months ended December 31, 1996.
A decrease of 8 percent. The decrease is primarily due as a result of the completion of a large network installation project without any new projects cued to follow.

Cost of sales was $1,852,290 in the Nine months ended December 31, 1997 versus $1,984,196 in the Nine months ended December 31, 1996, a decrease of 7 percent. The decrease reflect the decrease in net sales in 1997.

The Company's gross margin in the Nine months ended December 31, 1997 was 32% versus 33% in the Nine months ended December 31, 1996, a decrease of 1 percent.

Selling general and administrative expenses increased to $2,726,639 in the Nine months ended December 31, 1997 from $1,200,271 in the Nine months ended December 31, 1996, an increase of 1.27 percent. This increase is primarily due to additional management personnel and an increase in interest expense and late fees.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a working capital of $20,320 compared to working capital deficit of $363,599 at December 31, 1996. This increase in the Company's working capital was primarily due to decrease in borrowings and payables.

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