Form 10KSB/A
period 1998-03-31
MICRO MEDIA SOLUTIONS INC
filed 1998-11-12
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.  20549

Form 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED MARCH 31, 1998

Commission File Number 0-8164

MSI Holdings, Inc. f/k/a/ MICRO-MEDIA SOLUTIONS, INC.
(herein referred to as "Registrant", "Company", or "MSHI")
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

State issuer's revenues for its most recent fiscal year: $2,740,821

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

As of March 31, 1998 the Registrant had 11,506,846 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933:

None.

PART I

BUSINESS

Background

MSI Holdings, Inc., a Utah corporation ("MSHI" or the "Company"), headquartered in Austin, Texas, is a communications services company specializing in turnkey solutions for high-speed Internet connectivity, communication infrastructure design and installation, and network system integration for customers in both the private and public sectors. MSHI was formerly known as Micro-Media Solutions, Inc.,(a Utah corporation). MSHI has two wholly-owned subsidiaries, Micro-Media Solutions, Inc., a Texas corporation ("MSI") and TeleVista, Inc., a Texas corporation, doing business as High Power.Net, ("TVI"). TVI was incorporated in August, 1998 and has not yet commenced operations. The Company is publicly traded on the NASD OTC Bulletin Board under the symbol "MSIA".

MSI was formed in 1993 to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to the public and private sectors. MSI maintains certification as a minority-controlled business enterprise and status as a Historically Underutilized Business ("HUB"). On June 23, 1997, the then shareholders of MSI entered into an agreement and plan of reorganization (the "Combination Agreement") with Mountain States Resources Corporation (now known as MSI Holdings, Inc.), whereby the Company acquired all of the issued and outstanding stock of MSI in exchange for 9,310,000 shares of the Common Stock of the Company (the "Combination"). The Combination was accounted for as a recapitalization.

MSHI's facilities in east Austin, Texas are designed for final assembly-type production, system integration services, depot repair (pick-up, repair and return service), warehousing of computer equipment and collocation (remote site Internet access by companies). Currently, the Company is not providing collocation services, but is expected to be able to provide this service in early 1999. These facilities are located in an economically challenged area of Austin to introduce a non-traditional business into the area, to provide high-tech employment skills to the typically underprivileged area residents, and to access a loyal, under-utilized and readily available workforce. In the years since its inception, the Company has grown from a 2 person operation to over 70 employees.

The Company has focused on systems design and system implementation services and is a certified installer of copper and fiber optic cabling for use in local area and wide area networks supporting data, voice, and video applications. MSHI's computer networking services include system integration and design installation as well as maintenance of local and wide area networks ("LAN/WAN"). In this context the Company also provides hardware and software sales related to its systems designs and implementation services.

Industry Overview

The Company, through its collocation services, intends to enter the Internet access market in early 1999. According to Hoover's Online industry review of the Internet/Online industry, the Internet access market is currently a $3 billion industry and online services are predicted to generate revenues of $15 billion per year by the year 2003. The significant growth in the telecommunications industry is driven by increasing demand for data services and Internet connectivity. Provider and consumer hardware and software technologies have been rapidly advancing. In this evolving climate, global access to information has become increasingly important. The Internet has evolved as the preferred medium to handle the demand for increased data transmissions speeds. The Company believes companies in the forefront of developing bandwidth capacity, transmission and processing speeds, and Internet access are best positioned to capitalize on the growth potential in this area of the telecommunications industry. Modem manufacturers are developing faster modems, phone companies are seeking to transmit more data bits through their lines and even direct-broadcast satellite companies, like DIRECT TV, are entering the industry, including Microsoft's recent $1 billion investment in Comcast.

One of the main impediments to Internet growth is data transmission speed. The Company believes that, absent increased bandwidth to handle the increasing traffic on the Internet, delays during downloads will continue to be costly and turn away users. By offering bundled services, the Company will provide the market with turn-key solutions to bridge the technology gap. The Company's ability to provide comprehensive information technology solutions, including wider bandwidths, will enhance, in the opinion of management, its ability to provide competitive customer service and generate increasing revenues.

Services and Products

MSHI is a communications services company specializing in turnkey solutions for high-speed Internet connectivity, communication infrastructure design and installation, and network system integration in the private and public sectors. The company has plans to implement collocation services in early 1999.

Until the end of 1996, the Company emphasized the sale of electronics equipment with a concentration in contracts that relied on MSI's HUB status. However, in 1997, the Company decided to change its direction to concentrate on communications technology services. The Company intends to invest in the development of core infrastructure to support collocation and Internet connectivity services. By being able to provide high-speed bandwidth, coupled with its current ability to provide wide-area fiber optic network installations, MSHI should be in a position to satisfy a broad range of current market demands.

MSHI offers web design, development, hosting, and high speed Internet connectivity services, and will provide turn-key collocation services (including on-site services and support). Its system integration services include the certified design and installation of advanced copper and fiber optic lines for both intra- and inter-plant cabling projects in the private and public sectors. The Company also evaluates, installs, maintains, and administers advanced LAN/WAN systems. Its full service system integration services include the procurement, installation, configuration, and testing of key components. Further, the Company's service and support team currently provides service and repair for wireless, data, and voice technology networks throughout the State of Texas.

MSI's principle product is its technical expertise. The Company has taken a proactive approach to developing a skilled labor force while decreasing its requirements for carrying inventories of computer hardware. In addition, the Company's facilities are located in Austin, Texas which has been attracting technology driven industries. The inventory necessary to carry its technical services is readily available within the region or, alternatively, from domestic suppliers.

Strategic Opportunity

In July 1998, MSI entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc. ("GTE") under which MSI agreed to lease a portion of its east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). On May 29, 1998, MSI entered into a three year subscription to GTE's Internet Advantage version 5.1 Connection Service granting MSI access to GTE's POP (the "Connection Service"). MSI has also subscribed to GTE's Dialinx Service for 36 consecutive months, allowing for the resale of internet access to end-users (the "Dialinx Service Service),(the Sublease, Connection Service and Dialinx Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of MSI is included in the Connection Service. The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. MSI will lease connections to the POP for access to the GTE Internet network to other businesses. MSI will target companies that need direct, high-speed access to the Internet through collocation services for high volume (known as bandwidth) Internet web applications. Collocation is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting directly to Internet via the POP, MSI is able to eliminate the local link, the weakest component in an Internet connection. MSI will have the capacity to support over five thousand collocation rack spaces. These rack spaces will be used to host the net servers for MSI clients and provide those clients with direct access to the Internet. When fully implemented, these collocation services are expected to significantly increase MSHI's revenues over the term of the Connection Service. The GTE Agreements provide the potential for MSHI to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. It is anticipated that the requisite hardware will be operational in January 1999.

MSHI intends to develop critical business services, including high-speed, high-bandwidth Internet connectivity, and network design and installations, allowing MSHI to address a broad-range of the dynamic demands in the marketplace. Currently MSHI's operations have been limited to within Texas. However, MSHI plans to continue developing its marketing efforts to expand the Company's licenses beyond its home state. The Company's strategic alliances are also being utilized to promote this objective. The GTE Agreements allow MSHI to satisfy the market's current dynamic demands and have the potential of quickly moving the Company into other geographic markets.

MSHI's depot service operations and state-wide service networks allow MSHI to provide inside /outside plant cable installations, development of data processing and network technology and provide MSHI the opportunity to add additional bundled-services to its product mix. MSHI is expanding its current lines of depot services to include on-site service and depot operations for maintaining computer equipment related to the Texas State Lottery. MSHI's current depot services clients also include: GTECH Corporation, Transactive Corporation, the State of Texas, CompUSA, Southwestern Bell Corporation and various Texas school districts and University systems.

The Company's Internet expertise also affords it the opportunity to provide certain, non-traditional information technology services, such as maintaining "virtual" retail distribution centers. MSHI currently maintains the exclusive Hewlett Packard online storefront, which provides web site access to Fortune 100 companies, federal, state and local governmental agencies. Hoover's Online industry review estimates this market sector, with participants like Amazon.com, as a $5 million annual business.

Competition

The telecommunications industry is highly competitive and the capital requirements for entry are relatively low. The computer and information access markets are characterized by rapidly changing technology and evolving industry standards. Competition exists in both the processing and retail levels and is based primarily on price, product features, reputation for service and quality, sales promotions, merchandising terms, and availability of processing capacity. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations, and software developers. Major competitors of the Company include Original Equipment Manufacturers ("OEMs") and distributors, smaller niche-market installers, and information technology providers including system consultants. The size and capitalization of the Company's competitors range from small local companies to multi-national providers such as IBM, DELL and America Online. However, due in part to the Company's change in direction to concentrate on communication technology services, the Company will be seeking a significant capital infusion. Without this capital infusion it is likely that the Company will be unable to compete with those entities that have greater capital. See Management's Discussion and Analysis of Financial Condition and Results of Operation & Going Concern Issues.

Government Regulations

The Company has been dependant on its status as a HUB to develop is reputation and business. It is currently well within the revenue and employee limits for its SIC Code classification to maintain its HUB status. However, as the Company continues to grow and develop, its revenue and employee characteristics and SIC Code designation may change. In addition, for reasons beyond the Company's control, the state and federal HUB programs may cease to exist. Though no such event is anticipated, the potential loss of HUB status may have a material adverse effect on the Company's revenue generating abilities. See Management's Discussion and Analysis of Financial Condition and Results of Operation and Potential Loss of HUB Status.

Employees

At March 31, 1998, MSI had a total of 60 employees, of which 53 are full-time employees. None of MSI's employees are subject to a collective bargaining agreement, and the Company believes its relations with its employees are good.

Legal Proceedings

The Company is currently involved in two material lawsuits, both of which relate to the Company's relationship with a former consultant, Kenneth O'Neal ("O'Neal") and a firm which he controls, Argus Management, Inc. ("Argus"). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. The Company is vigorously defending this lawsuit and it filed a related suit against O'Neal and Argus in Travis County, Texas on February 6, 1998, alleging fraud, usury in connection with the promissory notes, and seeking an order from the Court demanding that Argus transfer 293,185 shares of Common Stock of MSI, held by Argus, to various shareholders who have previously purchased such shares (the "Argus Related Shares").

Item 2. Properties

General

MSI's principal administrative, marketing, manufacturing and research and development operations are located at 501 Waller Street in Austin, Texas. MSI's two facilities in east Austin consist of approximately 39,500 square feet and 20,000 square feet, respectively, of leased office and warehouse space with the leases expiring in July 31, 2008 and August 31, 2005, respectively. The facilities are designed for collocation, production, system integration services, depot repair, and warehousing. If it were to require additional space, MSI believes that convenient office or warehouse space is readily available for lease. The annual gross rent for these facilities for the year ended March 31, 1998 was $109,980. The Company believes its existing facilities to be adequate for its present requirements.

Capital Expenditures

We believe that investment in the Company's core telecommunications, services and hardware business will: Facilitate the introduction of new products and services; Enhance our responsiveness to ever increasing competitive challenges; and increase the operating efficiency and productivity of our service group.

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

Item 3. Legal Proceedings

For a discussion of legal proceedings, refer to Note 13, Contingency, in the consolidated financial statements as of June 30, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of MSI during the quarter ending March 31, 1998. Annual meetings of the shareholders of MSI are held in accordance with Utah law. The next annual shareholders meeting will be set for September, 1998.

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded over-the-counter and is quoted on the OTC Electronic Bulletin Board under the symbol "MSIA". The table below sets forth the high and low closing sale price of the Common Stock for the periods indicated, as reported by the OTC Electronic Bulletin Board.

Quarter Ended                   Low                High
June 30,1996                     N/A                N/A
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

See Note 10 in the consolidated financial statements for March 31, 1998, for a discussion of preferred stock.

Item 6:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS PROSPECTUS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

Overview

Micro-Media Solutions, Inc. ("MSI"), the operating subsidiary of MSHI was created in 1993 in Austin, Texas, to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to the public and private sectors. MSI maintains certification as a minority-owned business enterprise and status as a Historically Underutilized Business ("HUB"). On June 23, 1997, the then shareholders of MSI entered into an agreement and plan of reorganization (the "Combination Agreement") with Mountain States Resources Corporation (now known as MSI Holdings, Inc.), whereby the Company acquired all of the issued and outstanding stock of MSI in exchange for 9,310,000 shares of the Common Stock of the Company (the "Combination"). The Combination was accounted for as a recapitalization.

Among the principal costs to market and sell the Company's products are advertising and promotion costs, salaries and commissions, and general and administrative expenses. MSHI's operating results may be subject to fluctuations on a quarterly and an annual basis as a result of various factors, including, but not limited to, fluctuating market pricing for computer and semiconductor memory products, industry competition, seasonal government purchasing cycles, and working capital restrictions on manufacturing and production. Therefore, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

The Company's revenues consist of hardware sales, software sales and the delivery of technical services, including installing and maintaining networks system. The technical service sales of the Company typically yield a higher gross margin than the hardware and software sales of the Company. This is due, in part, to the intense competition in the hardware and software sales sector from Original Equipment Manufactures ("OEM's") and distributors. As a result, the Company, is attempting to strategically reposition itself from emphasizing hardware sales to intensifying sales of technical services.

Recent Developments

In July 1998, MSI entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc. ("GTE") under which MSI agreed to lease a portion of their east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). In May 1998, MSI entered into a three year subscription to GTE's Internet Advantage version 5.1 Connection Service granting MSI access to GTE's POP (the "Connection Service"). MSI has also subscribed to GTE's Dialinx Service for 36 consecutive months, allowing for the resale of internet access to end-users (the "Dialinx Service Service),(the Sublease, Connection Service and Dialinx Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of MSI is included in the Connection Service. The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. MSI will lease connections to the POP for access to the GTE Internet network to other businesses. MSI will target companies that need direct, high-speed access to the Internet through turn-key collocation services for high volume (known as bandwidth) Internet web applications. Collocation is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting directly to the Internet via the POP, MSI is able to eliminate the local loop, the weakest component in localized Internet connections. MSI will have the capacity to support over four thousand collocation rack spaces. These rack spaces will be used to host the net servers for MSI clients and provide those clients with direct access to the Internet. When fully implemented, these collocation services are expected to significantly increase MSHI's revenues over the term of the Connection Service. The GTE Agreements provide the potential for MSHI to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. It is anticipated that the requisite hardware will be operational in January 1999.

In July 1998, MSI began providing systems integration, warehousing, systems configuration and other fulfillment services for Siemens-Nixdorf Information Systems, Inc. ("Siemens-Nixdorf") for Point of Sale ("POS") systems and Automated Teller Machines for Siemens-Nixdorf's customers such as Sears-Roebuck and Bealls department stores (the "Siemens-Nixdorf Agreement"). This agreement provides that Siemens-Nixdorf will store its inventory at MSI, and MSI will charge Siemens-Nixdorf for various systems integration services. This arrangement provides MSHI with a revenue stream without a significant working capital commitment.

MSHI formed TeleVista, Inc., a wholly owned subsidiary ("TVI") in September of 1998 to run the electronic commerce business for the on-line sale of hardware and software over the Internet through the use of a secure server. Secure servers allow for the accelerated receipt of funds through credit card payments for hardware and software purchases made through their web sites operated by it.

Results of Operations

Year Ended March 31, 1998 Compared with the Year Ended March 31, 1997

Revenues for 1998 were $2,740,821 as compared to revenues for 1997 of $4,665,749. Revenues for 1998 decreased $1,924,928 or (41.3%) from 1997. This reduction in revenues in 1998 occurred primarily as a result of the completion of a large network installation project without any new projects queued to follow coupled with a leveling off of hardware sales.

Cost of goods sold for 1998 increased $62,399 or 2.1% from 1997. This increase in cost of goods sold was primarily the result of increased costs of hardware and services, partially offset by decreases in the costs associated with the Company's network services. Costs of goods sold for 1998 as a percentage of revenue was 111.7%. This percentage is extraordinarily high and resulted in a negative gross margin of ($319,813) or (11.7%) of revenues for the year as compared to a gross margin of $1,667,514 for 1997. The gross margin as a percentage of revenues for 1997 was 35.7%. The gross margin percentage experienced in 1997 more closely represents the gross margins Management is working to attain. Extraordinary items experienced in cost of goods sold for 1998 include a cost overrun of approximately $500,000 on a large cabling project for a Texas school district. The project was a lump sum contract and the overrun was absorbed by the Company. Problems experienced with the substantial cost overrun situation have been addressed with better controls, new middle management and improved accounting. Management does not anticipate significant cost overruns in the future.

Selling, general and administrative expenses in 1998 of $3,447,137 represent 125.8% of revenues. The 1998 selling, general and administrative expenses represent an increase over 1997 of $1,297,238 or 60.3%. Approximately 50% of the expense increase, or approximately $623,000, represents the expenses associated with the hiring of increased marketing and technical staff to enable the Company to work on larger service contracts. Other increases include professional fees, which increased approximately $314,923 due to additional legal, accounting and other consultants associated with the Combination and the reporting requirements attendant to being a publicly traded company. Interest expense also increased $194,000 due to increased line of credit usage and late fees on overdue accounts.

Going Concern Issues

The Company's significant historical losses raise a doubt as to the Company's ability to continue as a going concern. The Company plans to address the going concern issues described elsewhere in this filing through an additional private placement and a possible $20 million debt issue. However, there can be no assurance that the Company will be able to secure such additional capital. Subsequent to March 31, 1998, the Company received $2 million dollars in proceeds from Private Placement Phase III (as defined) that have been used to retire debt, decrease past due accounts payable and for operating expenses. As a result, the Company's current ratio has improved and its cash position has increased. The Company is in the process of consummating a private placement of a newly created Series E Preferred with net proceeds to the Company of approximately $2.6 million (the "Proposed Private Placement").

Management believes that its contracts with GTE and Siemens-Nixdorf have the possibility of producing revenues of approximately $3 million in 1999. The Company's ability to fulfill its obligations under the GTE Agreement is contingent upon the successful consummation of the Proposed Private Placement and obtaining the working capital contemplated by the debt issue described in the preceding paragraph.

Potential Loss of Hub Status

MSI is currently qualified in Texas as a "Historically Underutilized Business" ("HUB"). As long as MSI maintains its status as a HUB, it will continue to receive favorable treatment by certain governmental entities in their granting of contracts. The Company generated revenues of approximately $414,000 and $919,000 during 1998 and 1997, respectively, from HUB related contracts, or 15% and 20% of its gross revenues, respectively. MSI will graduate from its HUB status upon the happening of any of the following events: (i) less than 51% of the Company's voting stock is owned by minorities; (ii) such minority owners are not active participants in the day-to-day operations and management of the business; (iii) the four year average of gross revenues of MSI exceeds certain levels based on the MSI's Standard Industrial Classification Code ("SIC Code"); or (iv) the four year average of total employment levels of MSI exceeds the Small Business Administration established levels for businesses with a similar four-digit SIC Code. Under the current SIC Code applicable to MSI, MSI must not exceed 500 employees, it currently has 79 employees. The current SIC Code classification does not impose a revenue ceiling, however, some SIC Code classifications under which MSI operated placed a three year or a four year average of gross revenue limitation. The potential loss of HUB status may also be contingent upon the SIC Code under which MSI operates in the future. Future changes in operations may require the MSI to change its SIC Code, which could alter the employee ceiling and impose revenue restrictions as low as $5 million per year, averaged over periods as short as three years. There can be no assurance that MSI will continue to qualify for HUB status. Further, there is no assurance that HUB-type programs will not be eliminated by the state or federal governments. If MSI's HUB status is lost, the Company anticipates a significant loss of revenues.

Liquidity and Capital Resources

On November 18, 1997, the Company received $2,120,000 upon completion of a private placement whereby 400,000 shares of Series B Preferred were sold to Entrepreneurial Investors, Ltd. ("EIL") for $5.30 per share ("Private Placement Phase I"). The Company also issued 20,000 shares of Series B Preferred to Equity Services, Ltd. ("ESL") as a placement agent fee for the completion of Private Placement Phase I. The Company received $371,000 in October 1997 from two individuals pursuant to two senior convertible notes (the "Notes"), which are secured by an aggregate of 1,050,000 shares of Common Stock of the Company. The Notes were subsequently converted into an aggregate of 70,000 shares of Series B Preferred. On February 4, 1998, the Company received $1,000,000 completing a second private placement whereby 94,340 shares of Series C Preferred were sold to EIL for a purchase price of $10.60 per share ("Private Placement Phase II"). As placement agent fee for the completion of Private Placement Phase II, the Company issued 4,717 shares of Series C Preferred to ESL. By July, 1998, the Company received $2,964,364 completing a third private placement, whereby 279,657 shares of Series D Preferred were sold to fourteen investors for a purchase price of $10.60 per share ("Private Placement Phase III"). The expenses for Private Placement Phase I, Private Placement Phase II, and Private Placement Phase III, including broker fees, placement agent fee and legal and accounting expenses totaled $634,800, $206,747, and $1,022,821, respectively.

For the years ended March 31, 1998 and 1997, the Company's total assets were $2,699,452 and $2,514,308, respectively, with liabilities of $2,607,783 and $2,617,892, respectively. Current assets of $1,898,621 and $1,310,495 represent 90.8% and 67.9% of current liabilities of $2,090,701 and $1,929,042.
Improvements in the Company's cash position are a result of the collection of accounts receivable and funds from increases in shareholders equity resulting from the previously consummated private placements more particularly described above. Reductions in accounts receivable between 1998 and 1997 are a direct reflection of the reduced level of sales experienced in 1998. Accounts receivable balances at March 31, 1998 and 1997 reflect the charge off of $73,252 and $4,249, respectively, of uncollectable accounts receivable. The Company's liabilities of $2,607,783 at March 31,1998 consist of $1,228,966 of a fully secured credit line, $861,734 of current liabilities and $517,082 of long-term liabilities.

The Company, subsequent to March 31, 1998, paid its Bank One Texas, NA loans in full and substantially reduced the borrowings under its fully secured line of credit (see Notes 4, 5 and 13 to the consolidated financial statements for the year ended March 31, 1998). Net shareholders equity (deficit) as of March 31, 1998 and 1997 was $91,669 and ($103,584), respectively. During the year ended March 31, 1998, the Company completed Private Placement Phase I and Private Placement Phase II (See Note 10 to the financial statements for the year ended March 31, 1998). Subsequent to June 30, 1998, the Company finalized funding of

Private Placement Phase III with proceeds totaling $857,010. Receipt of these funds enabled the Company to reduce its outstanding debt and pay off the past due accounts payable.

During the year ended March 31, 1998, working capital increased $426,467 from the prior year and the balances of its bank lines of credit were reduced as a result of the application of the proceeds from the completion of Private Placement Phase I and Private Placement Phase II. At March 31, 1998, the Company had a working capital deficit of ($192,080) compared to a working capital deficit of ($618,547) at March 31, 1997. At March 31, 1998 the Company's accounts payable decreased by $575,699 or 65.7% a compared to March 31, 1997. As of March 31, 1998, MSI was more than 30 days past due on $170,000 or 57% of its accounts payable. Subsequent to March 31, 1998, all of the accounts payable over thirty days past due were paid.

The Company has a critical need for additional working capital to meet contractual obligations under the GTE Agreements. Management believes that the GTE Agreements with the Siemens Nixdorf Agreements have the potential to increase revenue levels, provided that sufficient working capital is obtained.

Year 2000 Issues.

As with other companies, the Company has initiated a program to study the impact on its computer system in order to be Year 2000 compliant. This study involved identifying any modifications or replacements of certain hardware and software maintained by the Company. The study has been completed. The company has identified the computer systems that will require either modification, upgrade or replacement. Implementation of the Company's Year 2000 plan should be completed by March 31, 1999. The Company anticipates that in-house personnel will be primarily responsible for completing these tasks and that the costs will be insignificant. As such, the Company believes that the planned modifications, upgrades and replacements of existing systems will be completed in a timely fashion to assure Year 2000 compliance, and any related cost will not have a material impact on the Company's results of operations, cash flows, or financial conditions in future periods. The Company has budgeted for $25,000 to address these expenses. In addition, the Company is also taking actions to assure that its customers and vendors are taking steps to remedy their Year 2000 issues.

The Company is not incurring any unique risks in connection with Year 2000 issues. It is however subject to the risk that information and financial resources may be temporarily unavailable. This societal risk may temporarily disrupt cash flows worldwide. The Company believes that by becoming, and assisting its clients and vendors to become Year 2000 compliant, it is likely to circumvent that threat. The Company expects to be Year 2000 compliant March 31, 1999. If compliance is not achieved by that date, the Company will reallocate resources, as necessary, to ensure compliance within six months, thereafter.


Inflation.

Management does not believe that inflation will have a material impact on the Company's pricing of goods or services since the Company, generally, has the ability to adjust prices to meet the current market conditions.

Item 7.  Financial Statements and Supplementary Data

INDEX:

Independent Auditor's Report - Brown, Graham & Company, PC

Independent Auditor's Report - Salazar & Associates, CPAs

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flow

Notes to Consolidated Financial Statements

                           MICRO-MEDIA SOLUTIONS, INC.
                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                     FOR YEARS ENDED MARCH 31, 1998 AND 1997

To the Board of Directors of Micro-Media Solutions, Inc.,

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Micro-Media Solutions, Inc. and Subsidiary (the "Company") as of March 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, and the Company has suffered losses from operations for the years ended March 31, 1998 and 1997, and current liabilities exceed current assets by $192,080 at March 31, 1998, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As more fully described in Note 14, subsequent to the issuance of the Company's March 31, 1998, financial statements and our report thereon dated June 9, 1998, we became aware that those financial statements did not reflect certain adjustments as described in Note 14. In our original report we expressed an unqualified opinion on the March 31, 1998, financial statements as described in paragraph three above, and our opinion on the revised statements, as expressed herein, remains unqualified.


/s/ Brown, Graham & Company, P.C.

Georgetown, Texas
June 9, 1998, except as the fifth paragraph above and Note 14, which are as of October 9, 1998

                              SALAZAR & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS

JOSE SALAZAR, CPA                                     FRANCES ORTIZ-SALAZAR, CPA


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of Mountain States Resources Corporation

We have audited the accompanying consolidated statements of operations, stockholders equity and cash flows of Mountain States Resources Corporation and subsidiary (the "Company") for the year ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters is presented in Note 10 of these financial statements.

As more fully described in Note 11 and 12, subsequent to the issuance of the Company's March 31, 1997 financial statements and our report thereon dated June 22, 1997, we became aware that those financial statements did not reflect certain adjustments as described in Notes 11 and 12. In our original report we expressed an unqualified opinion on the March 31, 1997, financial statements as described in paragraph three above, and our opinion on the revised statements, as expressed herein, remains unqualified.

/s/ Salazar and Associates

Salazar and Associates,
Austin, Texas
June 22, 1997, except as to the fifth paragraph above and Notes 11 and 12, which are as of June 10, 1998

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 1998


                                     ASSETS


Current assets:
    Cash and cash equivalents                                                   $    25,786
    Accounts receivable - Trade                                                     150,851
    Inventory                                                                       285,023
    Short-term Investment, restricted (Note 4)                                    1,350,000
    Other receivables - Advances (Note 2)                                            86,961
                                                                                -----------
        Total current assets                                                      1,898,621

Property, plant and equipment, net (Note 3)                                         800,831
                                                                                -----------
        Total assets
                                                                                $ 2,699,452
                                                                                ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                                                    $   300,035
    Other accrued expenses                                                          169,336
    Bank line of credit (Note 4)                                                  1,228,966
    Current maturities of long-term debt (Note 5)                                   151,267
    Current portion of obligations under capital leases (Note 6)                     41,097
    Other notes payable (Note 13)                                                   200,000
                                                                                -----------

        Total current liabilities                                                 2,090,701
                                                                                -----------
Long-term liabilities:
    Notes payable (Note 5)                                                          367,522
    Obligations under capital leases (Note 6)                                       149,560
                                                                                -----------
        Total long-term Notes                                                       517,082
                                                                                -----------

Commitments and contingencies (Notes 9 & 13)                                           --
                                                                                -----------

        Total liabilities                                                         2,607,783
                                                                                -----------

Stockholders' equity (Note 10)
    Preferred stock Series B; $5.30 stated value;
        490,000 shares authorized, issued & outstanding                           2,597,000
Preferred stock Series C; $10.60 stated value;
        99,057 shares authorized, issued & outstanding                            1,050,004
    Common stock at $.10 par value; 50,000,000
        authorized, 11,506,846 shares issued & outstanding                        1,150,685
    Additional paid-in capital                                                    2,666,099
    Accumulated deficit                                                          (7,372,119)
                                                                                -----------

        Total stockholders' equity                                                   91,669
                                                                                -----------

        Total liabilities and stockholders' equity                              $ 2,699,452
                                                                                ===========






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                               1998              1997
                                                           ------------      ------------
Revenues:
    Hardware, software and peripherals                     $  1,350,869      $  1,440,725
    Service, support and integration                            704,241           457,572
    Networks, LAN/WAN                                           685,711         2,767,452
                                                           ------------      ------------

    Total revenues                                            2,740,821         4,665,749
                                                           ------------      ------------

Cost of goods sold:
    Hardware, software and peripherals                        1,406,612         1,109,354
    Service, support and integration                            656,625           283,724
    Networks, LAN/WAN                                           997,397         1,605,157
                                                           ------------      ------------

    Total cost of goods sold                                  3,060,634         2,998,235
                                                           ------------      ------------

Gross margin (deficit)                                         (319,813)        1,667,514
                                                           ------------      ------------
Selling, general and administrative expenses:
    Salaries and benefits                                     1,825,590         1,202,791
    Professional fees and consultants                           357,174            42,251
    Occupancy                                                   212,843           185,516
    Depreciation                                                178,892           139,443
    Vehicle expense                                             126,131           158,765
    Other expense                                               379,057           316,820
    Interest expense                                            294,198           100,064
    Provision for uncollectible accounts                         73,252             4,249
                                                           ------------      ------------

    Total selling, general and administrative expenses        3,447,137         2,149,899
                                                           ------------      ------------

Net loss                                                     (3,766,950)         (482,385)

Plus: Preferred stock dividends                              (3,471,170)             --
                                                           ------------      ------------

Net loss available to common stockholders                  $ (7,238,120)     $   (482,385)
                                                           ============      ============

Basic and diluted net loss per share                       $       (.66)     $       (.05)
                                                           ============      ============

Basic and diluted weighted average shares outstanding        10,998,874        10,026,400
                                                           ============      ============




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MICRO-MEDIA SOLUTIONS, INC, AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997



                                              Series B                         Series C                    Common Stock
                                       -----------------------          ----------------------      --------------------------
                                       Shares        Amount             Shares       Amount           Shares         Amount
                                       -------     -----------          ------     -----------      ----------     -----------
Balance March 31, 1996                       0     $         0               0     $         0       9,784,733     $   978,473
Common stock
 issued for services                         0               0               0               0         480,000          48,000
Common stock options
 exercised                                   0               0               0               0         500,000          50,000
Net loss                                     0               0               0               0               0               0
                                       -------     -----------          ------     -----------      ----------     -----------
Balance March 31, 1997                       0               0               0               0      10,764,733       1,076,473
Common stock issued:
  Interest                                   0               0               0               0          10,286           1,029
  Compensation                               0               0               0               0         414,900          41,490
  Preferred stock dividend                   0               0               0               0          23,742           2,374
Preferred stock issued:
  Private Placement                    420,000       2,226,000          99,057       1,050,004               0               0
  Senior Debt                           70,000         371,000               0               0               0               0
Preferred stock dividend
  discount                                   0               0               0               0               0               0
Stock option for:
  Compensation                               0               0               0               0               0               0
  Placement agents                           0               0               0               0               0               0
Cash received for
  uncertificated stock                       0               0               0               0         293,185          29,319
Common stock-uncertificated
  issued for note receivable                 0               0               0               0               0               0
Note receivable offset against
 common stock subscribed                     0               0               0               0               0               0
Net loss                                     0               0               0               0               0               0
                                       -------     -----------          ------     -----------      ----------     -----------
Balance March 31, 1998                 490,000     $ 2,597,000          99,057     $ 1,050,004      11,506,846     $ 1,150,685
                                       =======     ===========          ======     ===========      ==========     ===========

                                            Common Stock
                                      -------------------------      Additional
                                             Subscribed             (Discount on)       Accum-
                                      -------------------------       Paid - In         ulated
                                       Shares          Amount          Capital          Deficit           Total
                                      --------      -----------     -------------     -----------      -----------
Balance March 31, 1996                       0      $         0      $(1,046,058)         348,386      $   280,801
Common stock
 issued for services                         0                0                0                0           48,000
Common stock options
 exercised                                   0                0                0                0           50,000
Net loss                                     0                0                0         (482,385)        (482,385)
                                      --------      -----------      -----------      -----------      -----------
Balance March 31, 1997                       0                0       (1,046,058)        (133,999)        (103,584)
Common stock issued:
  Interest                                   0                0            4,114                0            5,143
  Compensation                               0                0          250,367                0          291,857
  Preferred stock dividend                   0                0           56,294          (58,668)               0
Preferred stock issued:
  Private Placement                          0                0         (841,547)               0        2,434,457
  Senior Debt                                0                0                0                0          371,000
Preferred stock dividend
  discount                                   0                0        3,412,502       (3,412,502)               0
Stock option for:
  Compensation                               0                0           93,750                0           93,750
  Placement agents                           0                0          253,547                0          253,547
Cash received for
  uncertificated stock                       0                0          483,130                0          512,449
Common stock-uncertificated
  issued for note receivable           543,000          407,250                0                0          407,250
Note receivable offset against
 common stock subscribed              (543,000)        (407,250)               0                0         (407,250)
Net loss                                     0                0                0       (3,766,950)      (3,766,950)
                                      --------      -----------      -----------      -----------      -----------
Balance March 31, 1998                       0      $         0      $ 2,666,099      $(7,372,119)     $    91,669
                                      ========      ===========      ===========      ===========      ===========



The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                           1998             1997
                                                                       -----------      -----------
Cash flows from operating activities:
    Net loss                                                           $(3,766,950)     $  (482,385)
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation expense                                            178,892          139,443
           Stock issued for compensation and placement agent fees          291,857           48,000
           Stock options issued for compensation                            93,750             --
           Stock issued for interest                                         5,143             --
           Change in trade receivables                                     832,062         (166,383)
           Change in inventory                                             (19,569)         189,040
           Change in accounts payable                                     (577,325)         307,855
           Change in accrued expenses                                       57,775           60,875
                                                                       -----------      -----------

               Net cash provided by (used by) operating activities      (2,904,365)          96,445
                                                                       -----------      -----------
Cash flows from investment activities:
    Purchase of property & equipment                                      (195,685)        (655,714)
    Purchase of short term investment                                   (1,350,000)            --
    Additional notes receivables                                          (142,265)            --
    Proceeds from notes receivables                                        477,645             --
    Proceeds from other receivables                                        162,793             --
    Additional other receivables                                          (121,341)        (389,963)
                                                                       -----------      -----------

               Net cash used by investing activities                    (1,168,853)      (1,045,677)
                                                                       -----------      -----------

Cash flows from financing activities:
    Proceeds from line of credit (net)                                     504,076          275,000
    Proceeds from other notes payable                                      200,000             --
    Payments on long-term debt                                            (162,153)         467,654
    Payments on capital lease obligations                                  (32,485)         223,141
    Proceeds from private placement of preferred stock                   2,688,004             --
    Proceeds from issuance of common stock                                 512,450             --
    Proceeds from senior convertible debt                                  371,000             --
                                                                       -----------      -----------

               Net cash provided by financing activities                 4,080,892          965,795
                                                                       -----------      -----------

               Net increase in cash                                          7,674           16,563

Cash as beginning of period                                                 18,112            1,549
                                                                       -----------      -----------

Cash at end of period                                                  $    25,786      $    18,112
                                                                       ===========      ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED) - CONTINUED
                 FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                             1998           1997
                                                                          ----------     ----------
Supplemental disclosure:
    Cash paid during the year for:
        Interest                                                          $  232,578     $   97,143
                                                                          ==========     ==========

Supplemental schedule of non-cash investing and financing activities:
        Preferred stock issued for placement agent fees                   $  156,000     $     --
        Stock options:
           Compensation                                                       93,750           --
        Common stock issued for:
           Compensation                                                      291,857         48,000
           Interest on debt                                                    5,143           --
           Preferred stock dividends                                          58,668           --
        Common stock subscribed for note receivable                          407,250           --
        Debt converted to preferred stock                                    371,000           --
        Inventory received for other notes receivable                         84,394           --
        Discount on preferred stock issued for dividend                    3,412,502           --
                                                                          ==========     ==========







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION:

Micro-Media Solutions, Inc. (formerly Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations in April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, MSRC entered into an agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. (a Texas Corporation), ("MSI-Texas"), in which MSRC acquired 100% of the common stock of MSI-Texas. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation), ("MSI") (the "Company"). The transaction was accounted for as a recapitalization.

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

GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current year of $3,920,497. As of March 31, 1998, the Company's current liabilities exceeded its current assets by $192,080 and owes accounts payable with dates due in excess of thirty (30) days in the approximate amount of $170,000. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's obtaining additional financing to fund the expenses related to operations and capital improvements.

Subsequent to March 31, 1998, the Company received $2 million in phase III of a private placement agreement, (see Note 10), which have been used to retire debt, decrease past due accounts payable and for operating expenses. In addition, the Company is continuing discussions with private investment groups for a private placement of a newly created series of preferred stock with net proceeds to the Company of approximately $2.6 million, and plans a public offering in the year ending March 31, 1999. Management has identified and closed substantial contracts during the year ended March 31, 1999, and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements for the years ended March 31, 1998 and 1997, include the accounts and transactions of MSI and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSI, however, did not have any material asset or liability accounts or account balances. With the exception of MSI's equity accounts and a deficit retained earnings of $5.7 million, the significant account balances belong to MSI-Texas.

CASH AND CASH EQUIVALENTS:

Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACCOUNTS RECEIVABLE:

The Company follows the allowance method of expensing accounts receivable when considered uncollectible. As of March 31, 1998, management believes all accounts are collectible; and therefore, no allowance has been recorded.

INVENTORY:

Inventory is valued at lower of cost, using the FIFO method
(first-in/first-out), or market. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers.

PROPERTY, PLANT, AND EQUIPMENT:

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

                                                                                      Useful
                                                                                       Lives
                                                                                       -----
                Vehicles                                                                  5
                Furniture and fixtures                                                    5
                Equipment                                                                 5
                Leasehold improvements                                                   20

REVENUE AND COST RECOGNITION:

Revenue from sales of hardware, software and peripherals is recognized upon shipment to the customer. Most hardware, software and peripherals sales are made without the right of return. Product returns which are minimal are recorded as a reduction of sales upon receipt of the product. Service, support and integration sales are recognized upon completion of the service and is not subject to warranty.

Revenue from fixed priced contracts is recognized on the percentage-of-completion method of accounting, measured by the cost-to-cost method. This method is used because management considers total costs incurred to be the best available measure of progress on contracts.

Contract costs include all direct costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenue earned in excess of amounts billed. The liability "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts" represents billings in excess of amounts earned.

Revenue and contract costs from fixed priced contracts are included in the various categories of revenue and cost of goods sold. As of March 31, 1998, there were no contracts in progress.

FEDERAL INCOME TAX:

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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS:

The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". The Company follows FASB Statement 123, "Accounting for Stock- Based Compensation" ("SFAS No. 123") for financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered.

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of March 31, 1998, indicated there was no impairment to the carrying value of these assets.

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

USE OF ESTIMATES AND CERTAIN CONCENTRATIONS:

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

FINANCIAL INSTRUMENTS:

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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 - OTHER RECEIVABLES

Other receivables include employee advances for travel and lodging for out of town projects in the amount of $21,961. Also included in other receivables is $65,000 of cost paid by the Company to the third parties in satisfaction of obligations of Argus Management, Inc., (see Note 13).

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company's investment in property, plant and equipment at March 31, 1998, is as follows (see Note 5 and 6):

       Equipment, Furniture and Fixtures                                                       $    613,184
       Transportation Equipment                                                                     253,204
       Leasehold Improvements                                                                       307,790
                                                                                               ------------
                                                                                                  1,174,178
       Less Accumulated Depreciation                                                                373,347
                                                                                               ------------
            Net Property, Plant and Equipment                                                  $    800,831
                                                                                               ============

Depreciation charged against income for the years ended March 31, 1998 and 1997, was $178,892 and $139,443, respectively.

NOTE 4 - BANK LINE OF CREDIT

The Company was in default on a secured line of credit agreement with Bank One Texas, N.A. providing for borrowings of up to $725,000 based on the amount of the Company's eligible receivables. As of March 31, 1998, the Company owed $208,966 plus accrued interest at 18% in the amount of $19,219 secured by accounts receivable. This amount was paid in full in April 1998 and was not renewed. Under the agreement, the Company was subject to covenants including certain financial ratios.

The Company has a secured line of credit agreement with Compass Bank for $1,350,000 secured by two certificates of deposit aggregating $1,350,000 held in the Company's name by Compass Bank and payable in monthly installments of interest only. The balance as of March 31, 1998, was $1,020,000 plus accrued interest at 8% per annum in the amount of $4,893. Subsequent to March 31, 1998, the outstanding balance of the line of credit was reduced to $750,000 using subsequent funding (see note 10) and matures February 5, 1999. The subsequent reduction in the loans did not release the restriction on the certificates of deposit. There are no additional loan covenants associated with this line of credit.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 5 - NOTES PAYABLE

Long-term notes payable consist of the following amounts at March 31, 1998:

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

Neighborhood Commercial Management Program, $75,000 loan from City of Austin dated June 8, 1995, secured by second lien on equipment and accounts receivable.
Loan is due in 60 monthly installments of principal and interest of $1,347 beginning January 1996. Interest rate of 0% until December 1995, thereafter 3%
rate to maturity. Loan will mature over a 60 month period
ending December 2000.                                                                                        43,104

Neighborhood Commercial Management Program, $250,000 loan from City of Austin dated August 12, 1996, secured by second lien on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of
$4,492 beginning January 1997. Interest rate of 0% until December 1996, thereafter 3% rate to maturity. Loan will mature over a 60 month period
ending December 2001.                                                                                       191,194

Bank One Texas, N.A., $200,000 loan dated June 26, 1996, secured by a first lien on equipment and leasehold improvements. Loan is due in 60 monthly principal installments of $3,333 along with interest equal to the Bank One Texas, N.A.
base rate plus 2%.
Subsequent to March 31, 1998, loan was paid in full.                                                        146,667
                                                                                                         ----------
                                                                                                            518,789
Less current portion                                                                                       (151,267)
                                                                                                         ----------
                                                                                                         $  367,522
                                                                                                         ==========

Following are maturities of long-term debt for each of the next five years:

YEAR ENDED MARCH 31,
--------------------
        1999                                                                                             $  151,267
        2000                                                                                                153,067
        2001                                                                                                134,348
        2002                                                                                                 80,107
                                                                                                         ----------
                                                                                                         $  518,789
                                                                                                         ==========

The officers of the Company have personally guaranteed all notes.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

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

Following is a summary of property held under capital leases:

                Transportation Equipment                                              $ 218,055
                Communication Equipment                                                  56,014

Minimum future lease payments under capital leases as of March 31, 1998, for each of the next five years and in the aggregate are:

       YEAR ENDED MARCH 31,
                1999                                                                  $   68,077
                2000                                                                      60,343
                2001                                                                      74,985
                                                                                      ----------
                Total minimum lease payments                                             203,405
                Less: Amount representing interest                                       (12,748)
                                                                                      ----------
                                                                                         190,657
                Less current portion                                                     (41,097)
                                                                                      ----------
                                                                                      $  149,560
                                                                                      ==========

NOTE 7 - FEDERAL INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

       Computed at the expected statutory rate                                            $ (1,281,000)
       Non-deductible items                                                                     40,000
       Valuation allowance                                                                   1,241,000
                                                                                          ------------
       Income tax                                                                         $      --
                                                                                          ============

Deferred tax assets are as follows:
       Deferred tax asset                                                                 $  1,285,000
       Valuation allowance                                                                  (1,285,000)
                                                                                          ------------
                                                                                          $      --
                                                                                          ============

The Company has available at March 31, 1998, $3,782,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years through 2013.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had notes receivable from certain related parties at March 31, 1997, in the amount of $419,774. These related parties are owned and controlled by majority stockholders of the Company. During the year ended March 31, 1998, the Company loaned an additional $142,265 to these related entities and received payments in the amount of $562,039. At March 31, 1998, the Company did not have any notes receivables or payables to related parties. The Company did not have sales or purchases with the related parties for the years ended March 31, 1998 or 1997.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 9 - COMMITMENTS

The Company leases its principal general offices and warehouse facilities. The leases expire at May 31, 2008. Future minimum lease payments are as follows:

YEAR ENDED MARCH 31,
       1999                                                                            $  133,296
       2000                                                                               142,464
       2001                                                                               149,340
       2002                                                                               168,480
       2003                                                                               179,010
       2004                                                                               189,540
       2005                                                                               200,070
       2006                                                                               210,600
       2007                                                                               221,070
       2008                                                                               231,660
       2009                                                                                40,365
                                                                                       ----------

                TOTAL                                                                  $1,865,895
                                                                                       ===========

The total rental obligation under the above contract for the year ended March 31, 1998, was $109,980.

NOTE 10 - STOCKHOLDERS' EQUITY

In October 1997, the Company completed a Private Placement Agreement, (the "Agreement") with a group of accredited investors. The Agreement provides for three "Phases" of financing.

Phase I of the Agreement was funded in November 1997. The Company received $2,120,000 in exchange for 400,000 shares of series B preferred stock (5% cumulative, convertible, non-voting, stated value $5.30) ,(the "Series B Stock"). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock subject to adjustment and six warrants, (the "Warrants") for the purchase of six shares of common stock at $1.50 per share. The Company paid $302,000 and issued 20,000 shares of series B preferred stock for placement agent fees in Phase I. Also options to purchase 400,000 shares of common stock at $1.50 per share were issued as a part of the Agreement. The common stock had a fair value of $0.57 per share at the grant date resulting in $226,800 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised. An additional 4,348,738 shares could be converted before the HUB status would be lost.

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

Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of series C preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series C Stock). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. The Company paid $130,000 and issued 4,717 shares of series C preferred stock for placement agent fees. Also options to purchase 47,170 shares of common stock at $4.00 per share were issued as a part of the Agreement. The common stock had a fair value of $0.57 per share at the grant date resulting in $26,747 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the that the HUB status of the Company is compromised.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 10 - STOCKHOLDERS' EQUITY - CONTINUED

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

Senior convertible debt in the amount of $371,000 was issued for cash in November 1997. This debt was converted to 70,000 shares of series B preferred stock (5% cumulative, convertible, non-voting, stated value, $5.30), in February 1998. Accrued interest in the amount of $5,143 was paid with the issuance of 10,286 shares of common stock. The discount on this issue of series B preferred stock is included in the total series B discount detailed above.

Preferred stock dividends were accrued and paid through March 31, 1998, in the amount of $58,668 by the issuance of 23,742 shares of common stock.

NOTE 11 - STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's stock options as of March 31, 1998, is presented below:

Options outstanding at March 31, 1997                                                      --
Options granted                                                                         622,710
Options exercised                                                                          --
Options canceled                                                                           --
Less: options not exercisable at year end                                               222,710
                                                                                        -------
        Options outstanding and
         exercisable at March 31                                                        400,000
                                                                                        =======

Weighted Average Exercise Price per Share                                               $  1.50
                                                                                        =======

The following table summarizes the information about the stock options as of March 31, 1998:

                 Weighted                   Weighted                                 Weighted
                  Number                     Average              Average             Number                Average
Range of         Outstand-                  Remaining             Exercise           Exercisable            Exercise
Exercise          ing at                   Contractual              Price               At                    Price
 Price           March 31                     Life              (Total Shares)        March 31            (Exer. Shares)
--------         ---------                 -----------          --------------       -----------          --------------
 $ 1.50            50,000 (1)               5 years                 $ 1.50                  --                 $ 1.50
   2.25            25,000 (1)               2 years                   2.25                  --                   2.25
   1.50           100,000 (1)               5 years                   1.50                  --                   1.50
   1.50           400,000 (2)               5 years                   1.50             400,000                   1.50
   4.50            47,170 (2)               6 years                   4.00                  --                   4.00
   1.50
 ------           -------                   -------                 ------             -------                 ------
 $ 4.00           622,170                   5 years                 $ 1.72             400,000                 $ 1.50
 ======           =======                   =======                 ======             =======                 ======

(1) Options issued to employees for past services.
(2) Options granted for placement agent fees (Note 10)

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 11 - STOCK OPTIONS & WARRANTS - CONTINUED

Stock options to employees have been recorded as compensation as applied under APB No. 25 in the amount of $93,750.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option- pricing model with the following weighted average assumptions used for grants as follows:

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

Under the accounting provisions of SFAS No 123, the Company's net loss applicable to common stockholders and loss pro forma amounts are indicated as follows:

Net (loss) applicable to common stockholders:
                  As reported                                                   $(7,238,120)
                  Pro forma                                                     $(7,142,870)

Net (loss) per share:
                  As reported                                                   $      (.66)
                  Pro forma                                                     $      (.65)

At March 31, 1998, the Company had warrants outstanding to acquire 2,940,000 shares of common stock. All of the warrants were eligible to be exercised at year end. The following table summarizes the information about the warrants as of March 31, 1998:

                       Number
 Exercise           Outstanding          Expiration
   Price              March 31              Date
 --------           -----------          ----------
 $ 1.50                120,000           1/31/2000
 $ 1.50              2,400,000           1/31/2000
 $0.795                300,000           1/31/2000
 $0.795                120,000           1/31/2000
                    ----------
                     2,940,000
                    ==========

In addition, all of the warrant contracts prohibit exercise of the warrants if the HUB status of the Company is compromised upon such exercise.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 12 - EARNINGS PER SHARE

The following data details the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                 1998              1997
                                             ------------      ------------
Loss from continuing operations              $ (3,766,950)     $   (482,385)
Less: Preferred dividends                      (3,471,170)
                                             ------------      ------------
Loss available to common shareholders
   used in basic EPS                         $ (7,238,120)     $   (482,385)
                                             ============      ============

Weighted average number of common shares
   used in basic EPS                           10,998,874        10,026,400

Effect of dilutive securities:
   Stock options                                     --                --
   Warrants                                          --                --
                                             ------------      ------------

Weighted number of common shares and
   dilutive potential common stock used
   in diluted EPS                              10,998,874        10,026,400
                                             ============      ============

Options on 622,170 shares of common stock and warrants on 2,940,000 shares of common stock were not included in computing diluted EPS for the year ended March 31, 1998, because their effects were antidilutive.

NOTE 13 - CONTINGENCY

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

On February 6, 1998, the Company filed Plaintiff's Original Petition in the above-referenced case. The Company asserts breach of contract, fraud, defamation, usury, and civil conspiracy claims against Argus Management, Inc. The Company strongly disagrees with Argus' contentions and denies liability to Argus under the notes and plans to oppose vigorously Argus' claims and recover the amounts disbursed to third parties.

A lawsuit was filed by Manpower, Inc. to preserve its claims for certain delinquent obligations that were reduced to approximately $38,000 which is included in accounts payable at March 31, 1998. The full amount of the principal and interest was paid on April 29, 1998, and a Notice of Dismissal was filed on May 8, 1998.

On January 22, 1998, the Company filed a lawsuit against Bits Technical Corporation for damages attributable to a breach of commitment. This matter is still pending. On August 17, 1998, Bits Technical Corporation ("BTC") filed a counterclaim against the Company in connection with the above case. In the counterclaim, BTC asserts the Company fraudulently induced BTC to promise to loan money to the company. In particular, BTC claims the Company promised certain contracts and business opportunities to BTC that the Company was unwilling or unable to deliver.

Bank One, Texas, NA filed a lawsuit against the Company for the collection of approximately $355,633 of principal plus interest of $29,289 as well as attorney fees and court costs of $10,000. The bank was paid in full in April 1998. The bank then executed a Notice of Nonsuit to dismiss with prejudice the lawsuit on April 29, 1998.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 13 - CONTINGENCY - CONTINUED

On November 20, 1996, MCA Communications, Inc. ("MCA") filed a lawsuit against the Company in County Court at Law No. 2 in Harris County, Texas. MCA claims the Company owes $12,485.40 for certain goods and services that MCA claims to have provided to MSI in connection with various projects for the Texas Department of Health. MCA also seeks interest, costs, and attorneys' fees. On January 6, 1997, the Company filed its answer and denied the above-referenced claim in its entirety.

NOTE 14 - SUBSEQUENT CHANGE

Subsequent to issuing the March 31, 1998, audited financial statements and accompanying auditor's report dated June 9, 1998, additional adjustments to the financial statements were recorded for undocumented obligations of the Company's common stock. An adjustment has been made to record the Company's obligation to issue 362,400 shares of common stock for compensation in the amount of $256,295, to the Company's employees, consultants and stockholder's prior to March 31, 1998. Also an adjustment was made to record 543,000 shares of common stock subscribed in the amount of $407,250 for a note receivable. The note receivable has been offset against the common stock subscribed in the accompanying financial statements.

Additionally, 293,185 shares of uncertificated common stock has been reported for the cash recorded and reported as of March 31, 1998, in the amount of $512,450. An adjustment has been made to increase common stock and decrease additional paid in capital in the amount of $29,319.

Also, an adjustment has been made to correct stock options issued for placement agent fees recorded under SFAS No. 123. A decrease of $153,547 to additional paid-in capital as an offset against preferred stock proceeds with a corresponding increase in additional paid-in capital of $153,545 has been recorded for the year ended March 31, 1998.

The following adjustments have been included in accompanying financial statements:

                                                     BALANCE AS                         BALANCE AFTER
                                                     PREVIOUSLY                           SUBSEQUENT
                                                      REPORTED         ADJUSTMENTS       ADJUSTMENTS
                                                    ------------      ------------      -------------
CONSOLIDATED BALANCE SHEET ADJUSTMENTS:
Other accrued expenses                              $    153,240      $     16,096      $    169,336
Common stock                                           1,085,126            65,559         1,150,685
Additional paid-in capital                             2,491,459           174,640         2,666,099
Accumulated deficit                                   (7,115,822)         (256,297)       (7,372,119)

CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:
Selling, General and Administrative expenses           3,190,842           256,295         3,447,137
Net loss                                              (3,510,653)         (256,297)       (3,766,950)
Preferred stock dividend                               3,471,170              --           3,471,170
Net loss available to common stockholders             (6,981,823)         (256,297)       (7,238,120)

Basic and diluted loss per share                            (.65)             (.01)             (.66)

Basic and diluted shares outstanding                  10,785,717           213,157        10,998,874

On October 14, 1998, the Company changed its name to MSI Holdings, In.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Changes have been previously reported on Forms 8-K and 8-K/A.

PART III

Item 9. Directors and Executive Officers of the Registrant The executive officers, key employees and directors of the Registrant and their ages and positions with the Registrant or its subsidiaries are as follows:

As of October 26, 1998, MSHI's current executive officers and directors, their titles, ages and tenure are as follows:

                                                        Period from
Name                  Age        Position               which served
Jose G. Chavez        46    Chairman of the
                            Board Of Directors,
                            President and
                            Chief Executive Officer    June 23, 1997

David W. Hill         32    Chief Financial Officer    August 10, 1998

Mitchell C. Kettrick  32    Vice-President,
                            Secretary and Director     June 23, 1997

Tom M. Upton          41    Vice-President Sales
                            and Marketing              September 9, 1998

Jaime Munoz           37    Vice-President
                            of Operations              November 15, 1997


Ernesto M. Chavarria  43    Director                   February 16, 1998

Blandida Cardenas     43    Director                   February 16, 1998

Daniel Dornier        36    Director                   July 21, 1998

The Company has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of the Company serve at the pleasure of the Board of Directors. All Officers of the Company will hold office until the next annual meeting of the Company.

Biographical Information

Jose Chavez, the President and Chief Executive Officer of the Company, has over 25 years experience in manufacturing, engineering, system design and development, energy engineering, and computer technology management. As co-founder of MSI in 1993, Mr. Chavez has led the development of MSI from a two-person start-up in 1993 to a multi-million dollar business enterprise. Mr. Chavez was Plant Manager for HDS, a division of Hart Graphics, Inc., a computer disk manufacturer for 1991 to 1993, and Manufacturing Manager for CompuAdd Corporation, a personal computer manufacturer from 1989 to 1991. Prior to working at CompuAdd, Mr. Chavez was a section head at Hughes Aircraft for nine years. Mr. Chavez obtained a Master of Administrative Management from the University of Redlands Business School in 1981 and a Bachelor of Science in Electrical Engineering from the University of Texas at El Paso in 1975. Mr. Chavez has been a director of the Company since June, 1997.

David W. Hill, Chief Financial Officer, brings over 10 years of experience in executive financial management, mergers & acquisitions, investment development, and strategic planning. Mr. Hill served as a Finance Manager for Dell Computers Home and Small Business Group from 1997 to 1998. Mr. Hill served with Applied Materials, Inc. in 1997. Additionally, Mr. Hill was President and Chief Financial Officer of Discovery Technologies, Inc. from 1993 to 1997. Mr. Hill filed for protection from creditors under Chapter VII of the Bankruptcy Code in 1998. He received his Master of Business Administration from Baylor University in 1989 and a Bachelor of Science in International Trade from Texas Tech University in 1987.

Mitchell Kettrick, Vice-President of Technical Operations, has over 12 years of experience in manufacturing, test diagnostis and networking. As MSI's co-founder and Chief Technology Officer, he oversees technical services, systems design, and information services. Mr. Kettrick was the Quality Assurance Manager for Hart Distribution Service, a computer disk manufacturer, in 1992 and the Manufacturing Systems Test Manager for CompuAdd Corporation, a personal computer manufacturer, from 1987 to 1991. Mr. Kettrick received an Associate Degree in Computer Maintenance Technology from Texas State Technical College in 1987. Mr. Kettrick has been a director of the Company since June, 1997.

Thomas M. Upton, Vice-President of Sales and Marketing, has 17 years high-tech sales experience. From 1996 to 1998, Mr. Upton worked for Boundless Technologies, Inc.,as their Vice President of the Global Distribution Division , Senior Director of Worldwide Sales, and Director of North American Sales . Mr. Upton was previously a Regional Manager of Major Accounts and served as National Support Manager responsible for worldwide system support with Applied Digital Data Systems, a subsidiary of AT&T, from 1981 to 1994. Mr. Upton has a Bachelor of Science in Electrical Engineering degree from New York Institute of Technology.

Jaime Munoz, Vice President of Operations, has over 10 years of direct experience in project management implementation. Mr. Munoz manages MSI's purchasing, warehouse operations, facilities, on-site production, security, and human resources. His background includes extensive experience with strategic planning, market assessment, new business development and operations management. Prior to joining MSI, Mr. Munoz worked as a consultant for the American Residential Services from 1997 to 1998, and served as Vice President/Chief Marketing Officer for Infrastructure Services, Inc., in Houston, Texas from 1987 to 1997. Mr. Munoz obtained a Bachelor of Science in Mechanical Engineering from The University of Texas at El Paso.

Ernesto M. Chavarria, Director, has over 25 years experience providing consulting services in the area of international business development and public affairs to Fortune 500 Companies. Mr. Chavarria has been the President of ITBR, Inc., an international overseas consulting company since 1990. Mr. Chavarria has been a Director of the Company since November 1997.

Blandida Cardenas, Director, has been a Professor at the LBJ Institute for Teaching and Learning since 1993 and has served as a Director of the Office of Minorities in Higher Education. She has also served as the Commissioner of Presidential Appointments to the U.S. Commission of Civil Rights. Ms. Cardenas has also been an Associate Professor at the University of Texas at San Antonio for over 14 years. Ms. Cardenas has been a Director of the Company since November 1997.

Daniel Dornier, Director, brings over a decade's worth of investment banking experience to the Company. Since 1995, Mr. Dornier has been the President of Dornier Capital Advisers, where he manages investment portfolios for high net worth in the U.S. and Europe. Between 1993 and 1995, Mr. Dornier was a private investment manager for various companies owned by the Dornier family. He was previously an investment banker at SBC Warburg, Dillon, Reed from 1991 to 1993. In 1989, he obtained his Master of Business Administration from the City University of Bellevue, Washington, the Zurich, Switzerland campus, and in 1984 he received a Bachelor of Business Administration from the University of Nuertingen, Germany.

Board Committees

Pursuant to Private Placement Phase I and Private Placement Phase II, the Company is required to establish (i) a Compensation Committee, consisting of three Board Members, one of which to be designated by the holders of the Series B Preferred and (ii) an Audit Committee consisting of three Board Members, one of which to be designated by the holders of the Series C Preferred.

Compensation of Directors

Each director who is not an employee of the Company (the "Outside Directors") will be paid the sum of $1,000 for each meeting of the Board of Directors attended by them. Additionally, they will be reimbursed for expenses incurred in attending meetings of the Board of Directors and related committees. MSHI has the following three Outside Directors: Ernesto M. Chavarria, Blandida Cardenas and Daniel Dornier.

Indemnification of Officers and Directors.

As permitted by the Utah Business Corporation Act, as amended, the Company has included in its Revised Articles of Incorporation a provision that the Company may indemnify its officers, directors, employees and agents under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and the Company is required to advance expenses to its officers and directors as incurred in connection with proceeding against them for which they may be indemnified.

Summary Compensation Table.

The following table sets forth compensation for the Chief Executive Officer ("CEO"), and the four most highly compensated other executive officers whose salary and bonus for 1998 and was $100,000 or greater (collectively, the "Named Executives"). Only the CEO and one other executive officer of MSI received salaries and bonuses in excess of $100,000 in fiscal 1998. Consequently, only the CEO and one other executive officer appear in this table.

Executive Compensation
Summary Compensation Table

Long Term Compensation

Item 10.  Executive Compensation

                           Summary Compensation Table
                                 (part 1 of 2)

               Annual Compensation
-------------------------------------------------------
Awards  Payouts
  (a)             (b)        (c)         (d)        (e)
Name and
Principal       Fiscal
Position         Year      Salary      Bonus      Other
Jose G.
Chavez, CEO &
President        1998       105,000
                 1997        50,500    34,000
                 1996        87,000    13,000

Mitchell.
Kettrick,
Vice President
and Secretary
                 1998        75,000
                 1997        52,000
                 1996        45,000

                           Summary Compensation Table
                                 (part 2 of 2)

          Long Term Compensation
-----------------------------------------------------
                                 Awards                   Payouts
                            -----------------          ------------
(a)             (b)         (f)           (g)         (h)        (i)
Name and                 Restricted
Principal      Fiscal      Stock        Options  LTIP     All other
Position        Year       Awards        SAR's   Payouts  Compensation
Jose G.
Chavez, CEO &
President       1998      $62,500
                1997
                1996

Mitchell.
Kettrick,
Vice President
and Secretary   1998      $31,250
                1997
                1996

  Employment Contracts

On June 15, 1997, the Company entered into employment agreements with Jose Chavez, President and CEO (the "Chavez Agreement"), and Mitchell Kettrick, Vice President (the "Kettrick Agreement"). Both of these agreements terminate on March 31, 2001, subject to two one-year extensions.

        The Chavez Agreement provides for an annual salary of $100,000 and reimbursement of all reasonable out-of-pocket expenses. The Chavez Agreement also provides for a grant dated March 31, 1998, of an option to purchase up to 100,000 shares of Common Stock at a price of $1.50 per share exercisable for a period of five (5) years commencing on March 31, 1998. In addition, during the term of the Chavez Agreement, Chavez is entitled to a bonus, at the discretion of the Board of Directors, consisting of cash and common stock, calculated as follows: (1) for each ten percent (10%) increase in revenues, from year to year, above the base of $10,000,000 in fiscal 1998, Chavez shall be issued 100,000 shares of Common Stock at fifty percent (50%) of the then current market value, not to exceed $1.70 per share; and (2) for each $1.00 increase in the Common Stock value above the base value of $3.00 per share in fiscal 1998, calculated on the last ninety (90) day average, the Company shall pay Chavez a cash bonus of $100,000 due no later than June 30 of each fiscal year. Chavez also is entitled to an automobile allowance of up to $650.00 per month. Mr. Chavez did not receive a bonus for fiscal year ended March 31, 1998. Mr. Chavez has agreed to renegotiate the Chavez Agreement's option terms, which negotiations are expected to be concluded in November 1998.

        The Kettrick Agreement provides for an annual salary of $75,000 per year and reimbursement of all reasonable out-of-pocket expenses. Moreover, the Kettrick Agreement provides for a grant, dated March 31, 1998, of a five-year option to purchase up to 50,000 shares of Common Stock at a price of $1.50 per share exercisable beginning July 1, 1998. Kettrick also has a second option, dated March 31, 1998, for 25,000 shares at $2.25 per share exercisable for a period of two (2) years. The Kettrick Agreement also provides for a bonus, at the discretion of the Board of Directors, consisting of cash and Common Stock, calculated as follows: (1) for each ten percent (10%) increase in revenues above the base of $10,000,000 in fiscal 1998, Kettrick shall be issued 50,000 shares of Common Stock at fifty percent (50%) of the then current market value, not to exceed $1.70 per share; and (2) for each $1.00 increase in the Common Stock value above the base value of $3.00 per share in fiscal 1998, calculated on the last ninety (90) day average, the Company shall pay Kettrick a cash bonus of $50,000 due no later than June 30 of each fiscal year. Kettrick is also entitled to an automobile allowance of up to $500.00 per month. Mr. Kettrick did not receive a bonus for fiscal year ended March 31, 1998. Mr. Kettrick has agreed to renegotiate the Kettrick Agreement's option terms, which negotiations are expected to be concluded in November 1998.

        David W. Hill, Chief Financial Officer, and the Company are negotiating certain terms of an employment agreement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of March 31, 1998, there were 11,506,846 shares of common stock issued and outstanding.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1998, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address of Beneficial
Owner                Common Stock (1)  Percent of
Class (1)

Jose G. Chavez        7,225,000            62.79%
501 Waller
Austin, Texas

Mitchell C. Kettrick
501 Waller
Austin, Texas         1,500,000            13.04%

George Villalva
501 Waller
Austin, Texas           475,000             4.13%

All Directors and
Officers as a Group
                      9,200,000            79.96%

Calculations are based on 11,506,846 outstanding shares of Common Stock as of March 31, 1998 and the assumed conversion of all options and warrants held by the above named group. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain circumstances, subject to certain Lock-Up Agreements. See "Shares Eligible for Future Sale-Lock-Up Agreements."

Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, but notice of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges shall be deemed to be outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

There are no contractual arrangements or pledges of the Registrant's securities, known to the Registrant, which may at a subsequent date result in a change of control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

Certain officers, directors, stockholders and employees of the Company have ownership interests in entities to which the Company has advanced monies for working capital and expenses. The advances have been converted to notes and are personally guaranteed by the shareholders of the related entities. The schedule below lists the name of the stockholder and their percentage of ownership.


                        Prima                     Quality
                      Development &         Communications, Inc.        Salas
Name of Stockholder  Construction, Inc.  (Percentage of Ownership) Concessions, Inc.
------------------------------------------------------------------------------------
Jose G. Chavez (1)         26                      28                    33
Frank Rodriguez (1)        15                       5                    --
Andrew Ramirez (1)         26                      27                    35
George Villalva (1)        15                       5                     4
Mitchell C. Kettrick (1)   18                      10                    13
Bruce Funderburk           --                      20                    --
Laurel Funderburk          --                       5                    --
Tammie Delaney             --                      --                    15
                          ---                     ---                   ---
TOTALS                    100                     100                   100

(1)     Officers of MSI.

Certain officers and directors of the Company serve as officers directors and advisors to these related companies on an as needed basis and their involvement is minimal.



As of March 31, 1998 and 1997, the Company had amounts due from the following related entities:

10% Note Receivable from Related Parties        1998            1997
  Prima Development & Construction, Inc.       $ -0-         $251,983
  Quality Communications, Inc.                   -0-           84,394
  Salas Concessions, Inc.                        -0-           83,397
                                               -----         --------
                                TOTAL          $ -0-         $476,425
                                               =====         ========

The shareholders of MSI set forth above signed personal guarantees for all the notes and leases. Prima Development & Construction, Inc. ("Prima"), a construction and fiber optics cabling firm, executed the original loan agreement during the year ended March 31, 1997, with the principal amount of the loan of $185,000. Interest is due and payable monthly as it accrues, commencing on April

10, 1997 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $2,444.79. The annual interest rate on the note is 10%. An amendment to the loan agreement with Prima was executed to incorporate funds advanced from MSI. The principal amount of the amendment is $66,983. Interest is due and payable monthly as it accrues, commencing on January 2, 1998 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $885. The annual interest rate on the note is 10%. The loan, as amended, was repaid during the year ended March 31, 1998. The ownership of Prima include owners of MSI and other outside investors. Prima sub-contracts, on a project to project basis, fiber optic cabling and related construction to MSI.

Quality Communications, Inc. ("QCI"), a telecommunications corporation, executed a loan agreement during the year ended March 31, 1997, in the principal amount of $84,394. Interest is due and payable monthly as it accrues, commencing on April 10, 1997 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $1,025. The annual interest rate on the note is 10%. The loan was repaid during the year ended March 31, 1998. The shareholders of QCI include officers, directors and shareholders of MSI and other outside investors. MSI sub-contracts cabling projects with QCI on a project to project basis.

Salas Concessions, Inc. ("Salas"), a food service corporation, executed a loan agreement during the year ended March 31, 1997, in the principal amount of $83,397. Interest is due and payable monthly as it accrues, commencing on April 10, 1997 and continuing on the same day of each month thereafter during the term of the note. Principal and interest are payable in monthly installments of $1,767. The annual interest rate on the note is 10%. The loan was repaid during the year ended March 31, 1998.

During the years ended March 31, 1997 and 1998, the above listed entities did not pay interest to the Company. During the same periods, no other income or expense was received from or paid to the above listed entities.

As of March 31, 1998, no amounts were owed to the Company by any of the entities listed above. In addition, the Company does not intend to loan any additional funds to the above named entities in the future.

Item 13.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

Index

Contracts:

Exhibit 10.1

Texas Lottery Installation and Service Contract Between GTECH and MSI

Exhibit 10.2

Agreement for Construction, Installation and/or Maintenance, dated as of April 9, 1997, between GTE and MSI

Exhibit 10.3

Contract, dated November 16, 1997 between SAN ANTONIO Independent School District and MSI

Exhibit 10.4

Contract, dated August 25, 1997, between
Education Service Center 1 and MSI

Exhibit 10.5

Contract, dated August 25, 1997, between
Education Service Center 18 and MSI

Exhibit 10.6

Contract, dated August 25, 1997, between
Education Service Center 5 and MSI

Exhibit 10.7

Field Trial Agreement, dated October 1, 1997, between SOUTHWESTERN BELL TELEPHONE and MSI

Exhibit 10.8

Subcontractor Agreement, dated July 23, 1997, between
SOUTHWESTERN BELL TELEPHONE and MSI

Exhibit 10.9

Field Trial Agreement, dated October 1, 1997, between SOUTHWESTERN BELL TELEPHONE and MSI

Exhibit 10.10

City Wide Contract for Personal Computers, dated May 23, 1997, between City of Austin and MSI

Exhibit 10.11

Wide Area Network Contract, between
Texas Migrant Council and MSI

Exhibit 10.12

Machine Installation Contract, between Transactive, Inc and MSI

Exhibit 10.13

Contract between Texas Department of Transportation
And MSI

Exhibit 10.14

Contract between Texas Department of Health and MSI

Exhibit 10.15

Employment Agreement, dated June 15, 1997, between
Jose Chavez and Micro-Media Solutions, Inc., a Utah corporation

Exhibit 10.16

Employment Agreement, Dated June 15, 1997, between
Mitchell Kettrick and Micro-Media Solutions, Inc., a Utah corporation

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date November 9, 1988  /s/ Jose G Chavez
                           Jose G. Chavez, President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


/s/ Jose G Chavez
    Jose G. Chavez            Chairman of the Board of
                              Directors and President     November 9, 1998


/s/ Mitchell Kettrick
    Mitchell Kettrick         Vice-President and Director November 9, 1998



/s/ David Hill
    David Hill                Chief Financial Officer     November 9, 1998



/s/ Ernesto Chavarria         Director                    November 9, 1998
    Ernesto Chavarria

                               Index to Exhibits

Exhibit
Number              Description
-------             -----------
Exhibit 10.1        Texas Lottery Installation and Service Contract Between
                    GTECH and MSI

Exhibit 10.2 Agreement for Construction, Installation and/or Maintenance, dated as of April 9, 1997, between GTE and MSI

Exhibit 10.3        Contract, dated November 16, 1997 between SAN ANTONIO
                    Independent School District and MSI

Exhibit 10.4        Contract, dated August 25, 1997, between Education Service
                    Center 1 and MSI

Exhibit 10.5        Contract, dated August 25, 1997, between Education Service
                    Center 18 and MSI

Exhibit 10.6        Contract, dated August 25, 1997, between Education Service
                    Center 5 and MSI

Exhibit 10.7        Field Trial Agreement, dated October 1, 1997, between
                    SOUTHWESTERN BELL TELEPHONE and MSI

Exhibit 10.8        Subcontractor Agreement, dated July 23, 1997, between
                    SOUTHWESTERN BELL TELEPHONE and MSI

Exhibit 10.9        Field Trial Agreement, dated October 1, 1997, between
                    SOUTHWESTERN BELL TELEPHONE and MSI

Exhibit
Number              Description
-------             -----------
Exhibit 10.10       City Wide Contract for Personal Computers, dated May 23,
                    1997, between City of Austin and MSI

Exhibit 10.11 Wide Area Network Contract, between Texas Migrant Council and MSI

Exhibit 10.12       Machine Installation Contract, between Transactive, Inc and
                    MSI

Exhibit 10.13       Contract between Texas Department of Transportation And MSI

Exhibit 10.14       Contract between Texas Department of Health and MSI

Exhibit 10.15       Employment Agreement, dated June 15, 1997, between Jose
                    Chavez and Micro-Media Solutions, Inc., a Utah corporation

Exhibit 10.16       Employment Agreement, Dated June 15, 1997, between Mitchell
                    Kettrick and Micro-Media Solutions, Inc., a Utah corporation