Form 10QSB/A
period 1998-06-30
MICRO MEDIA SOLUTIONS INC
filed 1998-11-12
CIK 68619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Form 10-QSB/A

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED     June 30, 1998
                                               --------------------

                     Commission File Number           0-8164
                                               --------------------

              MSI HOLDINGS, INC. f/k/a MICRO-MEDIA SOLUTIONS, INC.

               (Exact name of registrant as specified in charter)

                  UTAH                            87-0280886
     ------------------------------        -----------------------
     State or other jurisdiction of        (IRS Employer I.D. No.)
     Incorporation or organization

                      501 Waller St., Austin, Texas 78702
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code     (512) 476-6925
                                               ------------------------

          Securities registered pursuant to section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------

          None                                  N/A

Securities registered pursuant to section 12(g) of the Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------

       Common Stock,                            None
     Par Value  $.10

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  (  ) No  (X)    (2)  Yes (X)  No  (  )

Number of shares of common stock outstanding at June 30, 1998: 11,506,846

                          Part I: Financial Information


ITEM 1: FINANCIAL STATEMENTS

Index to Financial Statements

                                                                   Page
                                                                   ----

Consolidated Balance Sheets (restated)                               3

Consolidated Statements of Operation (restated)                      4

Consolidated Statements of Stockholders' Equity (restated)           5

Consolidated Statements of Cash Flows (restated)                     6

Notes to Consolidated Financial Statement (restated)                 8

                           MICRO-MEDIA SOLUTIONS, INC.
                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITOR'S REPORT

                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                     AND YEARS ENDED MARCH 31, 1998 AND 1997

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of Micro-Media Solutions, Inc.,


We have audited the accompanying consolidated balance sheets of Micro-Media Solutions, Inc. and Subsidiary (the "Company") as of June 30, 1998 and March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended June 30, 1998 and year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro-Media Solutions, Inc. and Subsidiary as of June 30, 1998 and March 31, 1998, and the results of their operations and cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit at March 31, 1998, and has suffered losses from operations for the three months ended June 30, 1998 and the years ended March 31, 1998 and 1997, which raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters is presented in Note 1 of these consolidated financial statements.



/s/ Brown, Graham & Company, P.C.

Georgetown, Texas
October 14, 1998

                              SALAZAR & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS

JOSE SALAZAR, CPA                                               FRANCES ORTIZ-
                                                                SALAZAR, CPA


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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Mountain State Resources Corporation for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters is presented in Note 10 of these financial statements.

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

/s/ Salazar and Associates

Salazar and Associates,
Austin, Texas
June 22, 1997, except as to the fifth paragraph above and Notes 11 and 12, which are as of June 10, 1998

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Restated)
June 30, 1998 and March 31, 1998


                                              June 30, 1998    March 31, 1998
                                              -------------    --------------
ASSETS
Current Assets
     Cash and Cash Equivalents                 $     8,084      $    25,786
     Accounts Receivable - Trade                   332,738          150,851
     Inventory                                     185,572          285,023
     Short-Term Investment (Note 4)              1,350,000        1,350,000
     Other Receivables - Advances (Note 2)         178,101           86,961
                                               -----------      -----------

           Total Current Assets                  2,054,495        1,898,621

Property, Plant, and Equipment,
  net (Note 3)                                     940,911          800,831
                                               -----------      -----------

TOTAL ASSETS                                   $ 2,995,406      $ 2,699,452
                                               ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable - Trade                  $   189,238      $   300,035
     Other Accrued Expenses                        100,647          169,336
     Bank Line of Credit (Note 4)                1,070,000        1,228,966
     Current Maturities of Notes
       payable (Note 5)                            112,596          151,267
     Current Portion of Obligations Under
       Capital Leases (Note 6)                      45,517           41,097
     Other Notes Payable (Note 14)                 200,000          200,000
                                               -----------      -----------

           Total Current Liabilities             1,717,998        2,090,701
                                               -----------      -----------

Long-Term Liabilities
     Notes Payable (Note 5)                        235,293          367,522
     Obligations under Capital
         Leases (Note 6)                           122,736          149,560
                                               -----------      -----------

           Total Long-Term Notes                   358,029          517,082
                                               -----------      -----------

Commitments and Contingencies
     (Notes 8, 10 & 14)                                 --               --
                                               -----------      -----------

           Total liabilities                     2,076,027        2,607,783
                                               -----------      -----------

Stockholders' Equity (Note 11)
     Preferred stock Series B; $5.30
       stated value; 490,000 shares
       authorized, issued & outstanding          2,597,000        2,597,000
     Preferred Stock Series C; $10.60
       stated value; 99,057 shares
       authorized, issued & outstanding          1,050,004        1,050,004
     Preferred Stock Series D; $10.60
       stated value; 198,807 shares
       authorized, issued & outstanding          2,107,354               --
     Common stock at $.10 par value;
       50,000,000 authorized, 11,518,571
       and 11,506,846 shares issued and
       outstanding, respectively                 1,151,857        1,150,685
     Additional Paid-in Capital                  2,397,982        2,666,099
     Accumulated Deficit                        (8,384,818)      (7,372,119)
                                               -----------      -----------
           Total Stockholders' Deficit             919,379           91,669
                                               -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 2,995,406      $ 2,699,452
                                               ===========      ===========


The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
Consolidated Statements of Operation (Restated)
Three Months Ended June 30, 1998 and 1997, and Years Ended March 31, 1998 and
1997


                                                           June 30                           March 31
                                                ------------------------------     -----------------------------
                                                                   Unaudited
                                                    1998              1997            1998            1997
                                                -------------    -------------     ------------    -------------
Revenues:
    Hardware, software and peripherals          $     503,632    $     818,634     $  1,350,869    $   1,440,725
    Service, support and integration                   74,099          293,147          704,241          457,572
    Networks, LAN/WAN                                  23,898          118,003          685,711        2,767,452
                                                -------------    -------------     ------------    -------------
    Net revenue                                       601,629        1,229,784        2,740,821        4,665,749
                                                -------------    -------------     ------------    -------------
Cost of goods sold:
    Hardware, software and peripherals                419,204          402,204        1,406,612        1,109,354
    Service, support and integration                   64,735          190,546          656,625          283,724
    Networks, LAN/WAN                                  17,207           80,325          997,397        1,605,157
                                                -------------    -------------     ------------    -------------
    Total cost of goods sold                          501,146          673,075        3,060,634        2,998,235
                                                -------------    -------------     ------------    -------------
Gross margin (deficit)                                100,483          556,709         (319,813)       1,667,514
                                                -------------    -------------     ------------    -------------
Selling, general and administrative expenses:
       Salaries and benefits                          553,207          307,069        1,825,590        1,202,791
       Professional fees and consultants              185,942           51,990          357,174           42,251
       Occupancy                                       89,679           56,658          212,843          185,516
       Depreciation                                    52,991           29,746          178,892          139,443
       Vehicle expense                                 34,610           35,370          126,131          158,765
       Other expense                                  109,375           57,293          379,059          316,820
       Interest expense                                20,636           22,130          294,198          100,064
       Provision for uncollectible
        accounts                                         --              1,284           73,252            4,249
                                                -------------    -------------     ------------    -------------
    Total selling, general and
       administrative expenses                      1,046,440          561,540        3,447,137        2,149,899
                                                -------------    -------------     ------------    -------------
Net loss                                             (945,957)          (4,831)      (3,766,950)        (482,385)

Plus preferred stock dividends                        (66,743)            --         (3,471,170)            --
                                                -------------    -------------     ------------    -------------
Net loss available to common stockholders       $  (1,012,700)   $      (4,831)    $ (7,238,120)   $    (482,385)
                                                =============    =============     ============    =============

Basic and diluted net loss per share            $       (0.09)   $       (0.00)    $      (0.66)   $       (0.05)
                                                =============    =============     ============    =============

Basic and diluted weighted average
    shares outstanding                             11,507,002       10,764,733       10,998,874       10,026,400
                                                =============    =============     ============    =============

The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
                      THREE MONTHS ENDED JUNE 30, 1998, AND
                   FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                            Series B                      Series C                    Series D         Common Stock
                                   -------------------------     -------------------------   ------------------------- ------------
                                     Shares         Amount         Shares         Amount       Shares       Amount        Shares
                                   ----------     ----------     ----------     ----------   ----------   ----------   ------------
Balance March 31, 1996                      0     $        0              0     $        0   $        0            0    9,784,733
Common stock
 issued for services                        0              0              0              0            0            0      480,000
Common stock options
 exercised                                  0              0              0              0            0            0      500,000
Net loss                                    0              0              0              0            0            0            0
                                   ----------     ----------     ----------     ----------   ----------   ----------   ----------

Balance March 31, 1997                      0              0              0              0            0            0   10,764,733
Common stock issued:
  Interest                                  0              0              0              0            0            0       10,286
  Compensation                              0              0              0              0            0            0      414,900
  Preferred stock dividend                  0              0              0              0            0            0       23,742
Preferred stock issued:
  Private Placement                   420,000      2,226,000         99,057      1,050,004            0            0            0
  Senior Debt                          70,000        371,000              0              0            0            0            0
Preferred stock dividend
  discount                                  0              0              0              0            0            0            0
Stock option for:
  Compensation                              0              0              0              0            0            0            0
  Placement agents                          0              0              0              0            0            0            0
Cash received for
  uncertificated stock                      0              0              0              0            0            0      293,185
Common stock-uncertificated
  issued for note receivable                0              0              0              0            0            0            0
Note receivable offset against
 common stock subscribed                    0              0              0              0            0            0            0
Net loss                                    0              0              0              0            0            0            0
                                   ----------     ----------     ----------     ----------   ----------   ----------   ----------

Balance March 31, 1998                490,000      2,597,000         99,057      1,050,004            0            0   11,506,846

Preferred stock issued:
 Private Placement                          0              0              0              0      198,807    2,107,354            0
Common stock issued:
 Compensation                               0              0              0              0            0            0        1,500
 Preferred
 Preferred stock dividend                   0              0              0              0            0            0       10,225
 Stock options for
   placement agents
Net loss
                                   ----------     ----------     ----------     ----------   ----------   ----------   ----------

Balance June 30, 1998                 490,000     $2,597,000         99,057     $1,050,004      198,807   $2,107,354   11,518,571
                                   ==========     ==========     ==========     ==========   ==========   ==========   ==========



                                                       Common Stock
                                                  ----------------------    Additional
                                 Common Stock           Subscribed        (Discount on)    Accum-
                                --------------    ----------------------    Paid - In      ulated
                                    Amount          Shares      Amount       Capital       Deficit      Total
                                --------------    ----------  ----------  -------------  -----------  ----------
Balance March 31, 1996             $  978,473              0  $        0  $  (1,046,058) $   348,386  $  280,801
Common stock
 issued for services                   48,000              0           0              0            0      48,000
Common stock options
 exercised                             50,000              0           0              0            0      50,000
Net loss                                    0              0           0              0     (482,385)   (482,385)
                                   ----------     ----------  ----------  -------------  -----------  ----------

Balance March 31, 1997              1,076,473              0           0     (1,046,058)    (133,999)   (103,584)
Common stock issued:
  Interest                              1,029              0           0          4,114            0       5,143
  Compensation                         41,490              0           0        250,367            0     291,857
  Preferred stock dividend              2,374              0           0         56,294      (58,668)          0
Preferred stock issued:
  Private Placement                         0              0           0       (841,547)           0   2,434,457
  Senior Debt                               0              0           0              0            0     371,000
Preferred stock dividend
  discount                                  0              0           0      3,412,502   (3,412,502)          0
Stock option for:
  Compensation                              0              0           0         93,750            0      93,750
  Placement agents                          0              0           0        253,547            0     253,547
Cash received for
  uncertificated stock                 29,319              0           0        483,130            0     512,449
Common stock-uncertificated
  issued for note receivable                0        543,000     407,250              0            0     407,250
Note receivable offset against
 common stock subscribed                    0       (543,000)   (407,250)             0            0    (407,250)
Net loss                                    0              0           0              0   (3,766,950) (3,766,950)
                                   ----------     ----------  ----------  -------------  -----------  ----------

Balance March 31, 1998              1,150,685              0           0      2,666,099   (7,372,119)     91,669

Preferred stock issued:
 Private Placement                          0              0           0       (874,033)           0   1,233,321
Common stock issued:
 Compensation                             150              0           0          7,853            0       8,003
 Preferred
 Preferred stock dividend               1,022              0           0         65,720      (66,742)          0
 Stock options for
   placement agents                                                             532,343                  532,343
Net loss                                                                                    (945,957)   (945,957)
                                   ----------     ----------  ----------  -------------  -----------  ----------
Balance June 30, 1998              $1,151,857              0  $        0  $   2,397,982  $(8,384,818) $  919,379
                                   ==========     ==========  ==========  =============  ===========  ==========

The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED MARCH 31, 1998


                                                                     June 30,              March 31,
                                                                       1998                  1998
                                                                 -----------------      --------------
Cash flows from operating activities:
    Net loss                                                    $        (945,957)      $   (3,766,950)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation expense                                              52,991              178,892
         Stock issued for compensation                                      8,002              291,857
         Stock options issued for compensation                                  -               93,750
         Stock issued for interest                                              -                5,143
         Change in trade receivables                                     (181,887)             832,062
         Change in inventory                                               55,430              (19,569)
         Change in accounts payable                                      (110,798)            (577,325)
         Change in accrued expenses                                       (68,689)              57,775
                                                                -----------------       --------------
  Net cash provided by (used by) operating
        activities                                                     (1,190,908)          (2,904,365)
                                                                -----------------       --------------
Cash flows from investment activities:
    Purchase of property & equipment                                     (149,050)            (195,685)
    Purchase of short term investment                                           -           (1,350,000)
    Additional notes receivable                                                 -             (142,265)
    Proceeds from notes receivables                                             -              477,645
    Proceeds from other receivables                                             -              162,793
    Additional other receivables                                          (91,140)            (121,341)
                                                                -----------------       --------------
    Net cash used by investing activities                                (240,190)          (1,168,853)

Cash flows from financing activities:
    Proceeds from line of credit (net)                                          -              504,076
    Proceeds from other notes payable                                           -              200,000
    Payments on long-term debt                                           (329,866)            (162,153)
    Payments on capital lease obligations                                 (22,401)             (32,485)
    Proceeds from private placement                                     1,765,664            2,688,004
    Proceeds from issuance of common stock                                      -              512,450
    Proceeds from senior convertible debt and other
     capital transactions                                                       -              371,000
                                                                -----------------       --------------
    Net cash provided by financing activities                           1,413,397            4,080,892
                                                                -----------------       --------------
    Net increase in cash                                                  (17,701)               7,674

Cash at beginning of period                                                25,785               18,112
                                                                -----------------       --------------
Cash at end of period                                           $           8,084       $       25,786
                                                                =================       ==============


   The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND YEAR ENDED MARCH 31, 1998


                                                   June 30,      March 31,
                                                    1998            1998
                                                 ----------     ----------
Supplemental disclosure:
    Cash paid during the year for:
      Interest                                   $   35,789     $  232,578
                                                 ==========     ==========

Supplemental schedule of non-cash investing
    financing activities:
      Preferred stock issued for placement
        agent fees                               $     --       $  156,000
      Stock options:
        Compensation                                   --           93,750
      Common stock issued for:
        Compensation                                  8,002        291,857
        Interest on debt                               --            5,143
        Preferred stock dividends                    66,743         58,668
      Common stock subscribed for
        note receivable                                --          407,250
      Debt converted to preferred stock                --          371,000
      Inventory received for other notes               --           84,394
        receivable
      Discount on preferred stock issued for           --        3,412,502
        dividend
      Inventory converted to equipment               44,021           --
                                                 ==========     ==========


   The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED
MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION:

Micro-Media Solutions, Inc. (formerly Mountain States Resources Corporation, ("MSRC"), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations on 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, MSRC entered into an agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. (a Texas Corporation), ("MSI-Texas"), in which MSRC acquired 100% of the common stock of MSI-Texas. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation), ("MSI"). Subsequent to June 30, 1998, MSI changed its name to MSI Holdings, Inc. The transaction was accounted for as a recapitalization.

MSI-Texas is an Austin, Texas, based technology corporation formed to provide Computer hardware, software programming, system support, maintenance, media duplication, and kitting to the public and private sectors. In addition, MSI-Texas is certified by the State of Texas as a Historically Underutilized Business (HUB).

MSI-Texas is a business solutions technology integrator with infrastructure design and implementation services. In addition, MSI-Texas' computer networking services includes system integration and local wide-area networks.

GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $1,478,300 and $3,920,497 for three months ended June 30, 1998, and the year ended March 31, 1998, respectively. As of March 31, 1998, the Company's current liabilities exceeded its current assets by $192,080 and the Company owed accounts payable with dates due in excess of thirty (30) days in the approximates amount of $170,000. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's obtaining additional financing to fund the expenses related to operations and capital improvements.

In May 1998, the Company received $2 million in phase III of a private placement agreement, (see Note 10), which has been used to retire debt, decrease past due accounts payable and for operating expenses. In addition, the Company is continuing discussions with private investment groups for a private placement of a newly created series of preferred stock with net proceeds to the Company of approximately $2.6 million, and plans a public offering in the year ending March 31, 1999. Management has identified and closed substantial contracts during the year ended March 31, 1999, and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements for the three months ended June 30, 1998 and 1997, and years ended March 31, 1998 and 1997, include the accounts and transactions of the Company and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company, however, did not have any material asset or liability accounts or account balances. With the exception of the Company's equity accounts and a deficit retained earnings, the significant account balances belong to MSI-Texas.

CASH AND CASH EQUIVALENTS:

Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE:

The Company follows the allowance method of expensing accounts receivable when considered uncollectible. As of June 30, 1998 and March 31, 1998, management believes all accounts are collectible; and therefore, no allowance has been recorded.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED
MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVENTORY:

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

REVENUE AND COST RECOGNITION:

Revenue from sales of hardware, software and peripherals is recognized upon shipment to the customer. Most hardware, software and peripherals sales are made without the right of return. Product returns which are minimal are recorded as a reduction of sales upon receipts of the product. Service, support and integration sales are recognized upon completion of the service and is not subject to warranty.

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

The asset, "Costs and Estimated Earnings in Excess of Billings Uncompleted Contracts", represents revenue earned in excess of amounts billed. The liability "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts" represents billings in excess of amounts earned.

Revenue and contract costs from fixed priced contracts are included in the various categories of revenue and cost of goods sold in the accompanying financial statements. As of June 30, 1998 and March 31, 1998, there were no contracts in progress.

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

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED
MARCH 31, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of June 30, 1998 and March 31, 1998, indicated there was no impairment to the carrying value of these assets.

SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and there is no material impact on the financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance or an allocation of resources to operating segments. The Company has adopted the requirements of SFAS No. 131 and there is no material impact on the financial statements.

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

FINANCIAL INSTRUMENTS:

Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of June 30, 1998 and March 31, 998. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

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

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED
MARCH 31, 1998 AND 1997

NOTE 2 - OTHER RECEIVABLES

Other receivables include employee advances for travel and lodging for out of town projects in the amount of $30,000 as well as $65,000 of cost paid by the Company to the third parties in satisfaction of obligations of Argus Management, Inc. Also included is a deposit to Exceptional Services in the amount of $64,082, lease prepayment of $14,940, and accrued interest receivable of $4,079.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company's investment in property, plant and equipment at June 30, 1998, and March 31, 1998, is as follows (see Note 6):


                                                    June 30         March 31
                                                   ---------       ---------
  Equipment, Furniture and Fixtures              $   802,714     $   613,184
  Transportation Equipment                           253,204         253,204
  Leasehold Improvements                             311,331         307,790
                                                   ---------       ---------
                                                   1,367,249       1,174,178
  Less Accumulated Depreciation                      426,338         373,347
                                                   ---------       ---------
       Net Property, Plant and Equipment         $   940,911     $   800,831
                                                   =========       =========

Depreciation charged against income for the three months ended June 30, 1998 and 1997, was $52,991 and $29,746, respectively. Depreciation charged against income for the years ended March 31, 1998 and 1997, was $178,892 and 139,443, respectively.

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

The Company has a secured line of credit agreement maturing February 5, 1999, with Compass Bank for $1,350,000 secured by two certificates of deposit aggregating $1,350,000 held in the Company's name by Compass Bank and payable in monthly installments of interest only. The balance at June 30, 1998 and March 31, 1998, was $1,070,000 and $1,020,000, respectively, plus accrued interest at 7.25% and 8% per annum in the amount of $3,573 and $4,893, respectively. There are no additional loan covenants associated with this line of credit.

NOTE 5 - NOTES PAYABLE

Long-term notes payable consists of the following amounts at June 30, 1998 and March 31, 1998:


                                                                                                   June 30              March 31
                                                                                                   -------              --------
Austin Community Development Corporation, $100,000 equipment loan dated May 29,
1996, secured by equipment and accounts receivable. Loan requires interest payments at 9% for the first six months, principal and interest payments thereafter of $2,224 beginning in February 1997. Loan will mature
over a 60 month period ending January 2002.                                                         $ 77,062           $ 81,327

Austin Community Development Corporation, $100,000 working capital loan dated
June 14, 1995, secured by equipment and accounts receivable. Loan is due in 48 monthly principal installments of $2,083 along with interest of 9%
beginning in July 1996. Loan will mature in June 2000.                                                52,330             56,497

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED MARCH 31, 1998 AND
1997

NOTE 5 - NOTES PAYABLE - CONTINUED

Neighborhood Commercial Management Program, $75,000 loan from City of Austin dated June 8, 1995, secured by second lien on equipment and accounts receivable.
Loan is due in 60 monthly installments of principal and interest of $1,347 beginning January 1996. Interest rate of 0% until December 1995, thereafter 3%
rate to maturity. Loan will mature over a 60
month period ending December 2000.                                                                   39,375              43,104

Neighborhood Commercial Management Program, $250,000 loan from City of Austin dated August 12, 1996, secured by second lien on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of
$4,492 beginning January 1997. Interest rate of 0% until December 1996, thereafter 3% rate to maturity. Loan will mature over a 60
month period ending December 2001.                                                                  179,122             191,194

Bank One Texas, N.A., $200,000 loan dated June 26, 1996, secured by a first lien on equipment and leasehold improvements, loan is due in 60 monthly installments of $3,333 along with interest equal to the Bank One Texas, N.A., base rate plus
2%, loan was paid in full during quarter ended June 30, 1998                                           -                146,667
                                                                                                    -------             -------
                                                                                                    347,889             518,789
Less current portion                                                                               (112,596)           (151,267)
                                                                                                    -------             -------
                                                                                                  $ 235,293           $ 367,522
                                                                                                    =======             =======

Following are maturities of long-term debt for each of the next five years:


  Period ended:                                                                                     June 30             March 31
                                                                                                   ---------            --------
     1999                                                                                         $ 112,596             $ 151,267
     2000                                                                                           114,061               153,067
     2001                                                                                            85,074               134,348
     2002                                                                                            33,932                80,107
  Thereafter                                                                                          2,226                     -
                                                                                                  =========             =========

Certain officers of the Company have personally guaranteed all notes.

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

Following is a summary of property held under capital leases:


                                                                                                    June 30            March 31
                                                                                                    -------            --------
  Transportation Equipment                                                                         $ 234,456         $ 218,055
  Communication Equipment                                                                             56,014            56,014

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED
MARCH 31, 1998 AND 1997

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES - CONTINUED

Minimum future lease payments under capital leases as of June 30, 1998 and March 31, 1998, for each of the next five years and in the aggregate are:
Period ended:


                                                                                      June 30           March 31
                                                                                     ---------          ---------
  1999                                                                               $  61,924          $  68,077
  2000                                                                                  60,343             60,343
  2001                                                                                  87,600             74,985
                                                                                     ---------          ---------
  Total minimum lease payments                                                         209,867            203,405
  Less: Amount representing interest                                                   (41,614)           (12,748)
                                                                                     ---------          ---------
                                                                                       168,253            190,657
      Less current portion                                                             (45,517)           (41,097)
                                                                                     ---------          ---------
      Long-term obligations under capital leases                                     $ 122,736          $ 149,560
                                                                                     =========          =========

NOTE 7 - FEDERAL INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:


                                                                                      June 30          March 31
                                                                                   -----------       -----------
  Computed at the expected statutory rate                                          $  (322,000)      $(1,281,000)
  Non-deductible items                                                                   3,000            40,000
  Valuation allowance                                                                  319,000         1,241,000
                                                                                   -----------       -----------
     Income tax                                                                    $      -          $      -
                                                                                   ===========       ===========

Deferred tax assets are as follows:
  Deferred tax asset                                                               $ 1,394,000       $ 1,285,000
  Valuation allowance                                                               (1,394,000)       (1,285,000)
                                                                                   -----------       -----------
                                                                                   $      -          $      -
                                                                                   ===========       ===========

The Company has available at March 31, 1998, $3,782,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years through 2013.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had notes receivable from certain related parties at March 31,1997, in the amount of $419,774. These related parties are owned and controlled by majority stockholders of the Company. During the year ended March 31, 1998, the Company loaned an additional $142,265 to these related entities and received payments in the amount of $562,039. At June 30, 1998 and March 31, 1998, the Company did not have any notes receivables or payables to related parties. The Company did not have sales or purchases with the related parties for the three months ended June 30, 1998 or 1997 or the years ended March 31, 1998 or 1997.

NOTE 9 - COMMITMENTS

The Company leases its principal general offices and warehouse facilities. The leases expire at May 31, 2008. Future minimum lease payments are as follows:


YEAR ENDED JUNE 30,
       1999                                     $   133,296
       2000                                         142,464
       2001                                         149,340
       2002                                         168,480
       2003                                         179,010
       2004                                         189,540
       2005                                         200,070
       2006                                         210,600
       2007                                         221,070
       2008                                         231,660
       2009                                          40,365
                                               ------------
                  TOTAL                        $  1,865,895
                                               ============

The total rental obligation under the above contract for the quarters ended June 30, 1998 and 1997, was $32,364 and $27,495, respectively and for the years ended March 31, 1998 and 1997 was $109,980 and $82,255, respectively.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED
MARCH 31, 1998 AND 1997

NOTE 10 - STOCKHOLDERS' EQUITY

In October 1997, the Company completed a Private Placement Agreement, (the "Agreement") with a group of accredited investors. The Agreement provides for three "Phases" of financing.

Phase I of the Agreement was funded in November 1997. The Company received $2,120,000 in exchange for 400,000 shares of series B preferred stock (5% cumulative, convertible, non-voting, stated value $5.30) ,(the "Series B Stock"). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock subject to adjustment and six warrants, (the "Warrants") for the purchase of six shares of common stock at $1.50 per share. The Company paid $302,000 and issued 20,000 shares of series B preferred stock for placement agent fees in Phase I. Also options to purchase 400,000 shares of common stock at $1.50 per share were issued as a part of the agreement. The common stock had a fair value of $0.57 per share at the grant date of the options resulting in $226,800 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised. An additional 4,348,738 shares could be converted before the HUB status would be lost.

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

Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of series C preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series C Stock"). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. The Company paid $130,000 and issued 4,717 shares of series C preferred stock for placement agent fees. Also options to purchase 47,170 shares of common stock at $4.00 per share were issued as a part of the agreement. The common stock had a fair value of $0.57 per share at the grant date resulting in $26,747 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised.

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

Phase III of the Agreement was funded in May through July 1998. The Company received $2,923,204 in exchange for 266,340 shares of series D preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series D Stock"). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. The Company paid $349,318 and issued 13,317 shares of series D preferred stock for placement agent fees. Also options to purchase 250,850 shares of common stock at $1.59 per share were issued as a part of the agreement. The common stock had a fair value of $1.81 to $3.05 per share at the grant date resulting in $532,343 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised.

The Series D preferred stock can be converted to common stock. Therefore, a discount in the amount of $4,781,739 at June 30, 1998 has been realized. The discount is the difference in the intrinsic value of the common stock less the net proceeds from the series D preferred stock. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, the unrecognized discount in the amount of $4,781,739 will be recorded if and when the preferred stock is converted or the HUB status changes.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS
ENDED MARCH 31, 1998 AND 1997

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

Preferred stock dividends were paid with the issuance of common stock valued at the previous thirty day average closing bid price per share of common stock as follows:


                                   Shares           Amount
                                   ------           ------
      June 30, 1998                10,224         $ 66,743
      March 31, 1998               23,742           58,668

NOTE 11 - STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's stock options as of June 30, 1998 and March 31, 1998, is presented below:


                                                                 June 30            March 31
                                                                ---------          ---------

Options outstanding at beginning of period                        622,170               -
Options granted                                                   250,850            622,710

Options exercised                                                    -                  -
Options canceled                                                     -                  -
Less: options not exercisable at end of period                    473,020            222,710
                                                                ---------          ---------

Options outstanding and
  exercisable                                                     400,000            400,000
                                                                =========          =========

Weighted Average Exercise Price per Share                       $    1.50          $    1.50
                                                                =========          =========

The following table summarizes the information about the stock options as of June 30, 1998, and March 31, 1998:


                                                          JUNE 30, 1998
     ----------------------------------------------------------------------------------------------------------------------------
                                                    Weighted               Weighted                                  Weighted
                           Number                   Average                Average               Number              Average
      Range of            Outstand-                Remaining               Exercise            Exercisable           Exercise
      Exercise             ing at                  Contractual              Price                   At                 Price
        Price              June 30                     Life             (Total Shares)           June 30           (Exer. Shares)
     -------------     -------------            ---------------      -----------------      --------------      -----------------
     $   1.50                50,000  (1)               5 years       $           1.50                   -       $           1.50
         2.25                25,000  (1)               5 years                   2.25                   -                   2.25
         1.50               100,000  (1)               5 years                   1.50                   -                   1.50
         1.50               400,000  (2)               5 years                   1.50             400,000                   1.50
         4.00                47,170  (2)               6 years                   4.00                   -                   4.00
         1.59               250,850  (2)               5 years                   1.59                   -                   1.59
     -------------     -------------            ---------------      -----------------      --------------      -----------------
     $   4.00               873,020                    5 years       $           1.68             400,000       $           1.50
     =============     =============            ===============      =================      ==============      =================


(1) Options to employees for past services.
(2) Options granted for placement agent fees (Note 10).

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED) THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED


                                                     MARCH 31, 1998
     ---------------------------------------------------------------------------------------------------------------------------
                                                   Weighted              Weighted                                   Weighted
                          Number                   Average               Average               Number               Average
       Range of          Outstand-                Remaining              Exercise            Exercisable            Exercise
       Exercise           ing at                  Contractual              Price                 At                   Price
         Price            March 31                    Life             (Total Shares)          March 31           (Exer. Shares)
     -------------     -------------            ---------------      -----------------      --------------      -----------------
     $        1.50            50,000  (1)               5 years      $            1.50                   -      $            1.50
              2.25            25,000  (1)               2 years                   2.25                   -                   2.25
              1.50           100,000  (1)               5 years                   1.50                   -                   1.50
              1.50           400,000  (2)               5 years                   1.50             400,000                   1.50
              4.50            47,170  (2)               6 years                   4.00                   -                   4.00
     -------------     -------------            ---------------      -----------------      --------------      -----------------
              1.50-
     $        4.00           622,170                    5 years      $            1.72             400,000      $            1.50
     =============     =============            ===============      =================      ==============      =================

(1) Options issued to employees for past services.
(2) Options granted for placement agency fees (Note 10).

Stock options to employees for the year ended March 31, 1998, have been recorded as compensation as applied under APB No. 25 in the amount of $93,750.

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

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:


                                                                       March 31
                                                                       --------
         Dividend yield                                                      0%
         Expected volatility                                             16.46%
         Risk-free interest rate                                          8.54%
         Expected lives                                                 5 Years

Net (loss) applicable to common stockholders:
         As reported                                                $(7,238,120)
                                                                    ===========
         Pro forma                                                  $(7,142,870)
                                                                    ===========
Net (loss) per share:
         As reported                                                $      (.66)
                                                                    ===========
         Pro forma                                                  $      (.65)
                                                                    ===========

At March 31, 1998 and June 30, 1998, the Company had warrants outstanding to acquire 2,940,000 shares of common stock. All of the warrants were eligible to be exercised at year end. The following table summarizes the information about the warrants:


                                               Number
                                             Outstanding
    Exercise              Mar. 31            Expiration
     Price              and June 30             Date
    --------            -----------          -----------
     $1.50                 120,000           1/31/2000
     $1.50               2,400,000           1/31/2000
     $0.795                300,000           1/31/2000
     $0.795                120,000           1/31/2000
                         ---------
                         2,940,000
                         =========

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED
MARCH 31, 1998 AND 1997

NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED

In addition, all of the warrant contracts prohibit exercise of the warrants if the HUB status of the Company is compromised upon such exercise.

NOTE 12 - EARNINGS PER SHARE

The following data details the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                           June 30,            March 31,
                                                             1998                1998
                                                             ----                ----
Loss from continuing operations                         $   (945,957)        $(3,766,950)
Less: Preferred dividends                                    (66,743)         (3,471,170)
                                                          ----------           ---------
Loss available to common shareholders
  used in basic EPS                                     $ (1,012,700)        $(7,238,120)
                                                          ==========           =========

Weighted average number of common shares
  used in basic EPS                                       11,507,002          10,998,874

Effect of dilutive securities:
   Stock options                                                -                     -
   Warrants                                                     -                     -
                                                          ----------          ----------
Weighted number of common shares and
 dilutive potential common stock used
 in diluted EPS                                           11,507,002          10,998,874
                                                          ==========          ==========

In addition, options on 873,020 shares of common stock and warrants on 2,940,000 shares of common stock were not included in computing diluted EPS for the three months ended June 30, 1998, because their effects were antidilutive. Options on 622,170 shares of common stock and warrants on 2,940,000 shares of common stock were not included in computing diluted EPS for the year ended March 31, 1998, because their effects were antidilutive.

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

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
THREE MONTHS ENDED JUNE 30, 1998 AND 1997, AND YEARS ENDED MARCH 31, 1998 AND
1997

NOTE 13 - CONTINGENCY - CONTINUED

Bank One, Texas, NA filed a lawsuit against the Company for the collection of approximately $355,633 of principal plus interest $29,289 as well as attorney fees and court costs $10,000. The bank was paid in full in April 1998. The bank then executed a Notice of Nonsuit to dismiss with prejudice the lawsuit on April 29, 1998.

On November 20, 1996, MCA Communications, Inc. ("MCA") filed a lawsuit against the Company in County Court at Law No. 2 in Harris County, Texas. MCA claims the Company owes $12,485 for certain goods and services that MCA claims to have provided to MSI in connection with various projects for the Texas Department of Health. MCA also seeks interest, costs, and attorneys' fees. On January 6, 1997, the Company filed its answer and denied the above-referenced claim in its entirety.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS PROSPECTUS CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS" AND "BUSINESS."

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

The Company's revenues consist of hardware sales, software sales and the delivery of technical services, including installing and maintaining networks system. The technical service sales of the Company typically yield a higher gross margin than the hardware and software sales of the Company. This is due, in part, to the intense competition in the hardware and software sales sector from Original Equipment Manufactures ("OEM's") and distributors. As a result, the Company, is attempting to strategically reposition itself from emphasizing hardware sales to intensifying sales of technical services. See Management's Discussion and Analysis of Financial Conditions and Results of Operations -Results of Operations.

Recent Developments

On July 27, 1998, MSI entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc. ("GTE") under which MSI agreed to lease a portion of their east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). On May 29, 1998, MSI entered into a 3 year subscription to GTE's Internet Advantage version 5.1 Connection Service granting MSI access to GTE's POP (the "Connection Service")(the Sublease and Connection Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of MSI is included in the Connection Service. The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. MSI will lease connections to the POP for access to the GTE Internet network to other businesses. MSI will target companies that need direct, high-speed access to the Internet through turn-key collocation services for high volume (known as bandwidth) Internet web applications. Collocation is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting directly to Internet via the POP, MSI is able to eliminate the local loop, the weakest component in localized Internet connections. MSI will have the capacity to support over four thousand collocation rack spaces. These rack spaces will be used to host the net servers for MSI clients and provide those clients with direct access to the Internet. When fully implemented, these collocation services are expected to significantly increase MSHI's revenues over the term of the Connection Service. The GTE Agreements provide the potential for MSHI to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. It is anticipated that the requisite hardware will be operational in January 1999.

In July 1998, MSI began providing systems integration, warehousing, systems configuration and other fulfillment services for Siemens-Nixdorf Information Systems, Inc. ("Siemens-Nixdorf") for Point of Sale ("POS") systems and Automated Teller Machines for Siemens-Nixdorf's customers such as Sears-Roebuck, and Bealls department stores (the "Siemens-Nixdorf Agreement"). This agreement provides that Siemens-Nixdorf will store its inventory at MSI, and MSI will charge Siemens-Nixdorf for various systems integration services. This arrangement provides MSHI with a revenue stream without a significant working capital commitment.

MSHI formed TeleVista, Inc., a wholly owned subsidiary ("TVI") in September of 1998 to run the electronic commerce business for the on-line sale of hardware and software over the Internet through the use of a secure server. Secure servers allow for the accelerated receipt of funds through credit card payments for hardware and software purchases made through their web sites operated by it.

Results of Operations

Three Months Ended June 30, 1998 Compared with the Three Months Ended June 30, 1997

Revenues for the quarter ended June 30, 1998 of $601,629 decreased $627,555 or (51.1%) from the $1,229,184 recorded in the quarter ended June 30, 1997. This reduction in 1998 occurred as a result of management's attention being focused on seeking a stable source for financing the Company's expansion, conversion to a publicly traded company, development of longer term service contracts, expansion of the technical staff to service the expanded service contracts and identification of appropriate investors for the Company.

Cost of goods sold for the quarter ended June 30, 1998 declined $171,929 or (25.5%) from the quarter ended June 30, 1997. Cost of goods sold for 1998 of $501,146 or 83.3% of net revenue is extraordinarily high, resulting in a gross margin of $100,483 or 16.7% of revenues for the quarter. The gross margin for the quarter ended June 30, 1997 was $556,709 or 45.3% of revenues. Gross margin percentages experienced in 1997 more closely represent the margins management is working to attain.

Selling, General and Administrative Expenses the quarter ended June 30, 1998 of $1,046,440 represents 173.9% of Revenues. The 1998 figure represents an increase over the quarter ended June 30, 1997 of $484,900 or 86.4%. Approximately $246,000 of the increase represents the increase in staff salaries and benefits. Staff additions include service technicians, sales staff, accounting staff and middle management to enable the Company to work on larger service contracts. Other increases include professional fees, which increased approximately $133,952 due to additional legal, accounting and other consulting fees associated with the Combination and reporting requirements attendant to being a publicly traded company. The majority of the remaining increase in expenses is attributable to training for expansion, marketing cost associated with new service contracts, and other expenses associated with the start up of new service contracts.

Going Concern Issues

The Company's significant historical losses raise a doubt as to the Company's ability to continue as a going concern. The Company plans to address the going concern issues described elsewhere in this Prospectus through an additional private placement and a possible $20 million debt issue. However, there can be no assurance that the Company will be able to secure such additional capital. Subsequent to March 31, 1998, the Company received $2 million dollars in proceeds from Private Placement Phase III (as defined) that have been used to retire debt, decrease past due accounts payable and for operating expenses. As a result, the Company's current ratio has improved and its cash position has increased The Company is in the process of consummating a private placement of a newly created series of preferred stock with net proceeds to the Company of approximately $2.6 million (the "Proposed Private Placement"). In the event the Proposed Private Placement is not consummated in the near future, the Company will experience significant cash flow and working capital restraints sufficient to create a likelihood that the Company will not continue as a going concern.

Management believes that its contracts with GTE and Siemens Nixdorf have the possibility of producing revenues of approximately $3 million in 1999. The Company's ability to fulfill its obligations under the Switching Agreement is contingent upon the successful consummation of the Proposed Private Placement and obtaining the working capital contemplated by the debt issue described in the preceding paragraph.

Potential Loss of Hub Status

MSI is currently qualified in Texas as a "Historically Underutilized Business" ("HUB"). As long as MSI maintains its status as a HUB, it will continue to receive favorable treatment by certain governmental entities in their granting of contracts. The Company generated revenues of approximately $414,000 and $919,000 during the years ended March 31,1998 and 1997, respectively, from HUB related contracts, or 15% and 20% of its gross revenues, respectively. MSI will graduate from its HUB status upon the happening of any of the following events:
(i) less than 51% of the Company's voting stock is owned by minorities; (ii) such minority owners are not active participants in the day-to-day operations and management of the business; (iii) the four year average of gross revenues of MSI exceeds certain levels based on the MSI's Standard Industrial Classification Code ("SIC Code"); or (iv) the four year average of total employment levels of MSI exceeds the Small Business Administration established levels for businesses with a similar four-digit SIC Code. Under the current SIC Code applicable to MSI, MSI must not exceed 500 employees, it currently has 79 employees. The current SIC Code classification does not impose a revenue ceiling, however, some SIC Code classifications under which MSI operated placed a three year or a four year average of gross revenue limitation. The potential loss of HUB status may also be contingent upon the SIC Code under which MSI operates in the future. Future changes in operations may require the MSI to change its SIC Code, which could alter the employee ceiling and impose revenue restrictions as low as $5 million per year, averaged over periods as short as three years. There can be no assurance that MSI will continue to qualify for HUB status. Further, there is no assurance that HUB-type programs will not be eliminated by the state or federal governments. If MSI's HUB status is lost, the Company anticipates a significant loss of revenues.

Liquidity and Capital Resources

On November 18, 1997, the Company received $2,120,000 upon completion of a private placement whereby 400,000 of Series B Preferred were sold to Entrepreneurial Investors, Ltd. ("EIL") for $5.30 per share ("Private Placement Phase I"). The Company also issued 20,000 shares of Series B Preferred to Equity Services, Ltd. ("ESL") as a commission for the completion of Private Placement Phase I. The Company received $371,000 in October 1997 from two individuals pursuant to two senior convertible notes (the "Notes"), which are secured by an aggregate of 1,050,000 shares of Common Stock of the Company. The Notes were subsequently converted into an aggregate of 70,000 shares of Series B Preferred. On February 4, 1998, the Company received $1,000,000 completing a second private placement whereby 94,340 shares of Series C Preferred were sold to EIL for a purchase price of $10.60 per share ("Private Placement Phase II"). As commission for the completion of Private Placement Phase II, the Company issued 4,717 shares of Series C Preferred to ESL. By July, 1998, the Company received $2,964,364 completing a third private placement, whereby 279,657 shares of Series D Preferred were sold to fourteen investors for a purchase price of $10.60 per share ("Private Placement Phase III"). The expenses for Private Placement Phase I, Private Placement Phase II, and Private Placement Phase III, including broker fees, commissions and legal and accounting expenses totaled $634,800, $206,747, and $1,022,821 respectively.

For the three months ended June 30, 1998 and 1997, the Company's total assets were $2,995,406 and $3,480,777, respectively, with liabilities of $2,076,027 and $3,5789,192, respectively. Current assets of $2,054,495 and $2,287,975 represent 119.6% and 79.9% of current liabilities of $1,717,998 and $2,962,498.
Improvements in the Company's cash position are a result of the collection of accounts receivable and funds from increases in shareholders equity resulting from the previously consummated private placements more particularly described above. Reductions in accounts receivable between 1998 and 1997 are a direct reflection of the reduced level of sales experienced in 1998. The Company's liabilities of $2,076,027 at June 30,1998 consist of $1,070,000 of a fully secured credit line, $647,998 of current liabilities and $358,029 of long-term liabilities.

The Company, subsequent to the end of 1998, paid its Bank One Texas, NA loans in full and substantially reduced the borrowings under its fully secured line of credit (see Notes 4, 5 and 13 to the consolidated financial statements). Net shareholders equity (deficit) as of June 30, 1998 and 1997 was $919,379 and ($108,415), respectively. During the year ended March 31, 1998, the Company completed Private Placement Phase I and Private Placement Phase II (See Note 10 to the consolidated financial statements). Subsequent to June 30, 1998, the Company finalized funding of Private Placement Phase III with additional proceeds totaling $857,010. Receipt of these funds enabled the Company to reduce its outstanding debt and pay off the past due accounts payable.

During the three months ended June 30, 1998, working capital increased $1,011,020 from the prior year and the balances of its accounts payables and accrued expenses were reduced as a result of the application of the proceeds from the completion of Private Placement Phase I, Private Placement Phase II and Private Placement Phase III. At June 30, 1998, the Company had a working capital of $336,497 compared to a working capital deficit of ($674,523) at June 30, 1997. At June 30, 1998 the Company's accounts payable decreased by $1,198,413 or 86.4% a compared to June 30, 1997.

The Company has a critical need for additional working capital to meet contractual obligations under the GTE Agreements. Management believes that the GTE Agreements with Siemens Nixdorf Agreements have the potential to increase revenue levels, provided that sufficient working capital is obtained. See Management's Discussion and Analysis of Financial Conditions and Results of Operations and Going Concern Issues.

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

The Company is not incurring any unique risks in connection with Year 2000 issues. It is however subject to the risk that information and financial resources may be temporarily unavailable. This societal risk may temporarily disrupt cash flows worldwide. The Company believes that by becoming, and assisting its clients and vendors to become, Year 2000 compliant it is likely to circumvent that threat. The Company expects to be Year 2000 compliant March 31, 1999. If compliance is not achieved by that date, the Company will reallocate resources, as necessary, to ensure compliance within six months, thereafter.

Inflation.

Management does not believe that inflation will have a material impact on the Company's pricing of goods or services since the Company, generally, has the ability to adjust prices to meet the current market conditions.


                          PART II: Other Information

ITEM 1: LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, refer to Note 13, Contingencies, in the Notes to Consolidated Financial Statements in Part I

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

For a discussion of Changes in Securities and Use of Proceeds, refer to Note 10, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

INDEX

(A) EXHIBITS

3.1     ARTICLE OF AMENDMENT

4.1     CERTIFICATE OF DESIGNATION FOR SERIES B PREFERRED SHARES

4.2     FIRST AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES B PREFERRED
        STOCK

4.3     CERTIFICATE OF DESIGNATION FOR SERIES C PREFERRED SHARES

4.4     CERTIFICATE OF DESIGNATION FOR SERIES D PREFERRED SHARES

4.5     FIRST AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES D PREFERRED
        STOCK

4.6 SECOND AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES D PREFERRED STOCK

4.7     THIRD AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES D PREFERRED
        STOCK

4.8     CERTIFICATE OF DESIGNATION FOR SERIES E PREFERRED SHARES

10.1    LEASE AGREEMENT FOR FACILITIES

10.2 SUBLEASE DATED JULY 27, 1998 BETWEEN GTE INTELLIGENT NETWORK SERVICES, INC AND MSI

10.3 MSI PURCHASE ORDER DATED MAY 29,1998 FOR GTE INTERNETWORKING'S INTERNET ADVANTAGE VERSION 5.1 (QUOTE NUMBER 38561.9719.1)

10.4 MSI PURCHASE ORDER DATED SEPTEMBER 30, 1998 FOR GTE INTERNETWORKING'S INTERNET ADVANTAGE VERSION 6.0 (QUOTE NUMBER 76512.9719.1)

10.5 MASTER AGREEMENT for INTERNETWORKING SERVICES DATED MAY 29, 1998 BETWEEN GTE INTERNETWORKING AND MSI

10.6 QUOTATION FOR GTE INTERNETWORKING DIALINX SERVICE DATRE OCTOBER 29, 1998 BETWEEN GTE INTERNETWORKING AND MSI

10.7    BASIC AGREEMENT BETWEEN SIEMENS NIXDORF INFORMATION SYSTEMS, INC. AND
        MSI

10.8 ADDENDUM TO LEASE AGREEMENT ON 501 WALLER AUSTIN, TEXAS DATED JUNE 6, 1998 BETWEEN WBH, LTD AND MSI

10.9 VALUE ADDED RESELLER'S AGREEMENT BETWEEN MSI AND HEWLETT-PACKARD, INC. DATED JUNE 1, 1995

10.10 PLACEMENT AGREEMENT DATED NOVEMBER 11, 1997, BY AND BETWEEN EQUITY SERVICES, LTD AND MSHI.

10.11 PLACEMENT AGREEMENT DATED JANUARY 31, 1998 BY AND BETWEEN EQUITY SERVICES, LTD AND MSHI.

10.12 PLACEMENT AGREEMENT DATED APRIL 30, 1998 BY AND BETWEEN EQUITY SERVICES, LTD AND MSHI.

10.13 FIRST AMENDMENT TO THE PLACEMENT AGREEMENT DATED APRIL 30, 1998, BY AND BETWEEN EQUITY SERVICES, LTD AND MSHI.

10.14 PLACEMENT AGREEMENT DATED OCTOBER 13, 1998, BY AND BETWEEN EQUITY SERVICES, LTD AND MSHI.

(B) REPORTS ON FORM 8-K

16.1    FORM 8-K/A, FILED SEPTEMBER 25, 1998

16.2    FORM 8-K, FILED SEPTEMBER 17, 1998

16.3    FORM 8-K, FILED SEPTEMBER 17, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date  11/6/1998           By /s/ Jose G Chavez
                                 Jose G. Chavez, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                      Capacity                    Date
/s/ Jose G Chavez                                      11/6/1998
Jose G. Chavez           Chairman of the Board of
                          Directors and President

/s/ Mitchell Kettrick                                  11/6/1998
Mitchell Kettrick        Vice-President and Director


/s/ David Hill                                         11/6/1998
David Hill                  Chief Financial Officer


/s/ Ernesto Chavarria                                  11/6/1998
Ernesto Chavarria            Director

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

3.1           ARTICLE OF AMENDMENT

4.1           CERTIFICATE OF DESIGNATION FOR SERIES B PREFERRED SHARES

4.2           FIRST AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES B
              PREFERRED STOCK

4.3           CERTIFICATE OF DESIGNATION FOR SERIES C PREFERRED SHARES

4.4           CERTIFICATE OF DESIGNATION FOR SERIES D PREFERRED SHARES

4.5           FIRST AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES D
              PREFERRED STOCK

4.6           SECOND AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES D
              PREFERRED STOCK

4.7           THIRD AMENDMENT TO THE CERTIFICATE OF DESIGNATION FOR SERIES D
              PREFERRED STOCK

4.8           CERTIFICATE OF DESIGNATION FOR SERIES E PREFERRED SHARES

10.1          LEASE AGREEMENT FOR FACILITIES

10.2          SUBLEASE DATED JULY 27, 1998 BETWEEN GTE INTELLIGENT NETWORK
              SERVICES, INC AND MSI

10.3          MSI PURCHASE ORDER DATED MAY 29,1998 FOR GTE INTERNETWORKING'S
              INTERNET ADVANTAGE VERSION 5.1 (QUOTE NUMBER 38561.9719.1)

10.4          MSI PURCHASE ORDER DATED SEPTEMBER 30, 1998 FOR GTE
              INTERNETWORKING'S INTERNET ADVANTAGE VERSION 6.0 (QUOTE NUMBER
              76512.9719.1)

10.5          MASTER AGREEMENT for INTERNETWORKING SERVICES DATED MAY 29, 1998
              BETWEEN GTE INTERNETWORKING AND MSI

10.6          QUOTATION FOR GTE INTERNETWORKING DIALINX SERVICE DATRE OCTOBER
              29, 1998 BETWEEN GTE INTERNETWORKING AND MSI

10.7          BASIC AGREEMENT BETWEEN SIEMENS NIXDORF INFORMATION SYSTEMS, INC.
              AND MSI

10.8          ADDENDUM TO LEASE AGREEMENT ON 501 WALLER AUSTIN, TEXAS DATED JUNE
              6, 1998 BETWEEN WBH, LTD AND MSI

10.9          VALUE ADDED RESELLER'S AGREEMENT BETWEEN MSI AND HEWLETT-PACKARD,
              INC. DATED JUNE 1, 1995

10.10         PLACEMENT AGREEMENT DATED NOVEMBER 11, 1997, BY AND BETWEEN EQUITY
              SERVICES, LTD AND MSHI.

10.11         PLACEMENT AGREEMENT DATED JANUARY 31, 1998 BY AND BETWEEN EQUITY
              SERVICES, LTD AND MSHI.

10.12         PLACEMENT AGREEMENT DATED APRIL 30, 1998 BY AND BETWEEN EQUITY
              SERVICES, LTD AND MSHI.

10.13         FIRST AMENDMENT TO THE PLACEMENT AGREEMENT DATED APRIL 30, 1998,
              BY AND BETWEEN EQUITY SERVICES, LTD AND MSHI.

10.14         PLACEMENT AGREEMENT DATED OCTOBER 13, 1998, BY AND BETWEEN EQUITY
              SERVICES, LTD AND MSHI.