Form 10QSB
period 1998-09-30
MICRO MEDIA SOLUTIONS INC
filed 1998-11-17
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 FOR THE FISCAL QUARTER ENDED   SEPTEMBER 30, 1998

 Commission File Number          0-8146

MSI HOLDINGS, INC. f/k/a MICRO-MEDIA SOLUTIONS, INC.
 (Exact name of registrant as specified in charter)

 UTAH                                      87-0280886
State or other jurisdiction of     (I.R.S. Employer I.D. No.)
Incorporation or organization

501 Waller St., Austin, Texas 78702
(Address of principal executive offices)

Issuer's telephone number, including area code  (512) 476-6925

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

Number of shares of common stock outstanding at September 30, 1998:
12,002,721.














Part I: Financial Information Item 1:
Consolidated Financial Statements


Index to Consolidated Financial Statements         Page


Consolidated Balance Sheets                         3


Consolidated Statements of Operation                4


Consolidated Statements of Cash Flows               5


Consolidated Statements of Stockholders' Equity     6


Notes to Consolidated Financial Statements          7





































MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                    September 30         March 31
                                        1998               1998
                                    (unaudited)          (audited)

                                                 ASSETS
Current Assets
 Cash and Cash Equivalents         $     7,748        $    25,786
 Accounts Receivable - Trade           774,834            150,851
 Inventory                             397,832            285,023
 Short-Term Investment               1,350,000          1,350,000
 Other Receivables - Advances          174,530             86,961
                                     ---------          ---------
  Total Current Assets               2,704,944          1,898,621

Property, Plant, and Equipment
 (at cost) net                       1,175,967            800,831
                                     ---------          ---------
TOTAL ASSETS                       $ 3,880,911        $ 2,514,308
                                     =========          =========


































The accompanying notes are an integral part of these financial statements. MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - continued

                                    September 30         March 31
                                        1998               1998
                                    (unaudited)          (audited)

                              LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Accounts Payable - Trade          $   841,414        $   300,035
 Bank Line of Credit                 1,230,000          1,228,966
 Other Accrued Expenses                 96,988            169,336
 Current Maturities of
  Long-term Debt                       112,596            151,267
 Current Portion of Obligations
  Under Capital Leases                  94,005             41,097
 Other Notes Payable                   200,000            200,000
                                     ---------          ---------
  Total Current Liabilities          2,575,003          2,090,701
                                     ---------          ---------
Long Term Notes
 Notes Payable                         206,493            367,522
 Obligations under Capital
  Leases For Equipment                 302,780            149,560
                                     ---------          ---------
  Total Long Term Notes                509,273            517,082
                                     ---------          ---------

Total Liabilities                    3,084,276          2,607,783
                                     ---------          ---------
Stockholders Equity
 Preferred stock Series B; $5.30
  stated value; 490,000 shares
  authorized, issued & outstanding   2,597,000          2,597,000
Preferred stock Series C; $10.60
  stated value; 99,057 shares
  authorized, issued & outstanding   1,050,004          1,050,004
Preferred stock Series D; $10.60
  stated value; 279,656 shares
  authorized, issued & outstanding   2,964,364                  -
 Common stock at $.10 par value;
  50,000,000 authorized; 12,002,721
  and 11,518,571 shares issued
  and outstanding, respectively      1,200,272          1,150,685
 Additional paid-in capital          2,613,637          2,819,646
 Accumulated Deficit                (9,628,642)        (7,525,666)
                                     ---------          ---------
  Total Stockholders Equity            796,635             91,669
                                     ---------          ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY               $ 3,880,911        $ 2,699,452
                                     =========          =========



The accompanying notes are an integral part of these financial statements. MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operation - (UNAUDITED)

                                     For the Six Months    For the Three Months
                                     Ended September 30     Ended September 30
                                      1998        1997        1998       1997

Net Revenues:
 Hardware, Software & Peripherals $1,182,196  $1,138,797  $  678,564 $  212,771
 Service, Support & Integration      238,967     514,617     164,868    221,470
 Network Installation                174,746     365,821     150,848    247,818
                                   ---------   ---------   ---------  ---------
Net revenues                       1,595,909   2,019,235     994,280    789,451
                                   ---------   ---------   ---------  ---------
Cost of Goods Sold
 Hardware, Software & Peripherals  1,137,451     681,063     718,247    278,859
 Service, Support & Integration       91,118     334,502      26,383    143,956
 Network Installation                163,926     254,104     146,719    173,779
                                   ---------   ---------   ---------  ---------
Total cost of goods sold           1,292,495   1,269,669     891,349    596,594
                                   ---------   ---------   ---------  ---------
Gross Margin                         203,414     749,556     102,931    192,857

Selling, General & Administrative
 Salaries & benefits               1,239,533     728,321     686,326    421,252
 Professional fees and consultants   411,340     164,059     225,398    112,069
 Occupancy                           198,211      88,500     108,532     31,842
 Depreciation                        106,991      99,440      54,000     69,694
 Vehicle expense                      74,432      78,851      39,822     43,481
 Other expense                       307,358     294,216     207,983    230,923
 Interest expense, net                29,393      36,507       8,757     14,377
 Provision for bad debts                   -       1,284           -          -
                                   ---------   ---------   ---------  ---------
Total selling, general and
 Administrative                    2,367,258   1,491,178   1,330,818    929,638
                                   ---------   ---------   ---------  ---------
Operating Income (Loss)           (2,163,844) (  741,622) (1,227,887) ( 736,791)

Plus preferred stock dividends    (  159,422)          -  (   92,679)         -
                                   ---------   ---------   ---------  ---------
Net Loss available to
 common stockholders              (2,323,266) (  741,622) (1,320,566) ( 736,791)
                                   =========   =========   =========   ========
Earnings (Loss) Per Share          $  (0.200)  $  (0.069)  $  (0.112)  $ (0.069)
                                   =========   =========   =========   ========
Weighted average number of shares
 Outstanding used in earnings
 (loss) per share calculation     11,630,458  10,764,733  11,753,571 10,764,733
                                  ==========  ==========  ========== ==========







The accompanying notes are an integral part of these financial statements. MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited) and
For the Six Months Ended September 30, 1998 (unaudited)
(page 1 of 3)
                                    Preferred Stock
                      Series B          Series C          Series D
                  Shares    Amount   Shares   Amount   Shares   Amount
Balance
March 31, 1997         -          -       -          -       -          -
Common stock issued:
 Interest              -          -       -          -       -          -
 Compensation          -          -       -          -       -          -
 Preferred
  stock dividend       -          -       -          -       -          -
Preferred stock
 issued:
 Private
  Placement       420,000  2,226,000 99,057  1,050,004       -          -
 Senior Debt       70,000    371,000      -          -       -          -
Preferred stock
 dividend discount      -          -      -          -       -          -
Stock option for:
 compensation           -          -      -          -       -          -
 Placement agent        -          -      -          -       -          -
Cash received
 for uncertificated
 stock                  -          -      -          -       -          -
Common stock-
 Uncertificated
 Issued for note
 Receivable             -          -      -          -       -          -
Note receivable
 Offset against
 Common stock
 Subscribed             -          -      -          -       -          -
Net loss                -          -      -          -       -          -
                  -------  --------- ------  --------- -------  ---------
Balance
March 31, 1998    490,000 $2,597,000 99,057 $1,050,004
Preferred stock
  issued:
  Private
   Placement            -          -      -          - 279,657 $2,964,364
Common stock issued for:
 Rulee 144 Stock
 Compensation           -          -      -          -       -          -
 Preferred
  stock dividend        -          -      -          -       -          -
 Class A Warrants
Stock options for
 Placement agents       -          -      -          -       -          -
Net loss                -          -      -          -       -          -
Balance           -------  --------- ------  --------- -------  ---------
September 30,1998 490,000 $2,597,000 99,057 $1,050,004 279,657  2,964,364
                  =======  ========= ======  ========= =======  =========
The accompanying notes are an integral part of these financial Statements. MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Three Months Ended June 30, 1998 (Unaudited)
(page 2 of 3)
                                                Common Stock
                             Common Stock        Subscribed
                          Shares     Amount    Shares   Amount
Balance
March 31, 1997        10,764,733 $1,076,473         -          -
Common stock issued:
 Interest                 10,286      1,029         -          -
 Compensation            414,900     41,490         -          -
 Preferred
  stock dividend          23,742      2,374         -          -
Preferred stock
 issued:
 Private
  Placement
 Senior Debt                   -          -         -          -
Preferred stock
 dividend discount             -          -         -          -
Stock option for:
 compensation                  -          -         -          -
 Placement agent               -          -         -          -
Cash received
 for uncertificated
 stock                   293,185    29,319          -          -
Common stock-
 Uncertificated
 Issued for note
 Receivable                    -          -  543,000    407,250
Note receivable
 Offset against
 Common stock
 Subscribed                    -          - (543,000)  (407,250)
Net loss                       -          -        -          -
                      ----------  ---------  -------    -------
Balance
March 31, 1998        11,506,846  1,150,685        -          -
Preferred stock
  issued:
  Private
   Placement                   -          -        -          -
Common stock issued for:
 Rule 144 stock           50,000      5,000        -          -
 Compensation              1,500        150        -          -
 Preferred
  stock dividend          24,375      2,437        -          -
 Class A Warrants        420,000     42,000        -          -
Stock options for
 Placement agents              -          -        -          -
Net loss                       -          -        -          -
Balance               ----------  ---------  -------    -------
September 30,1998     12,002,721  1,200,272        -          -
                      ==========  =========  =======    =======
The accompanying notes are an integral part of these financial Statements. MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Three Months Ended June 30, 1998 (Unaudited)
(page 3 of 3)
                        Additional
                      (Discount on)    Accumulated
                     Paid-in Capital     Deficit         Total
Balance
March 31, 1997       $(1,046,058)     $(  133,999)   $(  103,584)
Common stock issued:
 Interest                  4,114                -          5,143
 Compensation            250,367                -        291,857
 Preferred
  stock dividend          56,294       (   58,668)             -
Preferred stock
 issued:
 Private
  Placement           (  841,547)               -      2,434,457
 Senior Debt                   -                -        371,000
Preferred stock
 dividend discount     3,412,502       (3,412,502)             -
Stock option for:
 compensation             93,750                -         93,750
 Placement agent         253,547                -        253,547
Cash received
 for uncertificated
 stock                   483,130                -        512,449
Common stock-
 Uncertificated
 Issued for note
 Receivable                    -                -        407,250
Note receivable
 Offset against
 Common stock
 Subscribed                    -                -     (  407,250)
Net loss                       -       (3,766,950)    (3,766,950)
                      ----------        ---------      ---------
Balance
March 31, 1998         2,666,099       (7,372,119)        91,669
Preferred stock
  issued:
  Private
   Placement          (1,022,800)               -      1,941,564
Common stock issued for:
 Rule 144 stock           48,000                -         53,000
 Compensation              7,853                -          8,003
 Preferred
  stock dividend          90,242       (   92,679)             -
 Class A Warrants        291,900                         333,900
Stock options for
 Placement agents        532,343                         532,343
Net loss                       -       (2,163,844)    (2,163,844)
Balance                ---------        ---------      ---------
September 30,1998      2,613,637       (9,628,642)       796,635
                       =========        =========      =========
The accompanying notes are an integral part of these financial Statements. MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited) and
For the Six Months Ended September 30, 1998 (unaudited)

                                        September 30,       March 31,
                                            1998              1998
Cash Flows from Operating
 Activities:
Net (Loss)                            $(2,367,258)      $(3,766,950)
Adjustments to reconcile net income
  to net cash, provided by operating
  activities:
 Depreciation expense                     106,991           178,892
 Stock issued for compensation              8,002           291,857
 Stock options issued foe compensation          -            93,750
 Stock issued for interest                      -             5,143
 Change in accounts receivable         (  623,983)          832,062
 Change in inventory                   (  112,809)       (   19,569)
 Change in accounts payable               541,397        (  577,325)
 Change in accrued expenses            (   72,348)           57,775
Net Cash Provided by (used by)          ---------         ---------
 Operating Activities                  (2,520,008)       (2,904,365)
                                        ---------         ---------
Cash Flows from Investment Activities:
 Investment in property & equipment    (  482,127)       (  195,685)
 Purchase of short-term investment                       (1,350,000)
 Additional notes receivables                            (  142,265)
 Proceeds from notes receivables                            477,645
 Proceeds from other receivables                            162,793
 Additional other receivables          (   87,569)       (  121,341)
Net Cash provided by (Used by)          ---------         ---------
 Investing Activities                  (  569,696)       (1,168,853)
                                        ---------         ---------
Cash Flows from Financing Activities:
 Proceeds from Line of Credit               1,034           504,076
 Proceeds from other notes payable                          200,000
 Change in long term debt              (  199,700)       (  162,153)
 Proceeds from lease obligations          254,562                 -
 Payments in capital lease obligations (   48,434)       (   32,485)
 Proceeds from Private Placement        2,677,304         2,688,004
 Proceeds from issuance of common stock    53,000           512,450
 Proceeds from exercise of warrants       333,900                 -
 Proceeds from Senior Convertible Debt          -           371,000
Net Cash Provided by (Used by)          ---------         ---------
 Financing Activities                   3,071,666         4,080,892
                                        ---------         ---------
Net Increase in Cash                   (   18,038)            7,674

Cash at Beginning of Period                25,786            18,112
                                        ---------         ---------
Cash at End of Period                 $     7,748       $    25,786
                                       ==========        ==========



The accompanying notes are an integral part of these financial Statements. MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited) and
For the Six Months Ended September 30, 1998 (unaudited)

                                        September 30,       March 31,
                                            1998              1998

Supplemental disclosures:
 Cash paid for interest            $       37,293       $   232,578

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for:
  Placement agent fees             $                    $   156,000
Stock options:
 Compensation                               8,003            93,750
Common stock issued for:
 Compensation                                               291,857
 Interest on debt                                             5,143
 Preferred stock dividends                 92,679            58,668
Common stock subscribed for
  Note receivable                                           407,250
Debt converted to preferred stock                           371,000
Inventory received for notes                                 84,394
Discount on preferred stock                               3,412,502































The accompanying notes are an integral part of these financial Statements. MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB/A on November 12, 1998 and the latest quarterly report filed with the SEC on form 10QSB/A on November 12, 1998. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods presented have been reflected here in. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1998 and the three months ended June 30, 1998, as reported in the Form 10-KSB/A and Form 10QSB/A have been omitted.

Nature of Business and Organization:
MSI Holdings, Inc., (the Company),(formerly known as Micro-Media Solutions, Inc., and Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations on 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, MSRC entered into an agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. (a Texas Corporation), ("MSI-Texas"), in which MSRC acquired 100% of the common stock of MSI-Texas. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc.,(a Utah Corporation), ("MSI"). On October 14, 1998, MSI changed its name to MSI Holdings, Inc. The transaction was accounted for as a recapitalization.

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

Going concern:
As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $2,323,266 for six months ended September 30, 1998. As of September 30, 1998, the Company's current assets exceeded its current liabilities by $129,941. These factors create a substantial doubt about the Companys ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's obtaining additional financing to fund the expenses related to operations and capital improvements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

In May through July 1998, the Company received approximately $2.9 million in completion of phase III of a private placement agreement, which was used to retire debt, decrease past due accounts payable and for operating expenses. In addition, the Company has completed arrangements with a private investment groups for a private placement of a newly created series E of preferred stock with net proceeds to the Company of approximately $2.6 million to take place in November 1998, and plans a public offering in the year ending March 31, 1999. Management identified and closed substantial contracts during the year ended March 31, 1999, and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation:
The consolidated financial statements for the six months ended September 30, 1998 and 1997 and as of March 31, 1998, include the accounts and transactions of the Company and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company, however, did not have any material asset or liability accounts or account balances. With the exception of the Company's equity accounts and a deficit retained earnings, the significant account balances belong to MSI-Texas.

Cash and Cash Equivalents:
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investment purchased with initial maturities of three months or less to be cash equivalents.

Accounts Receivable:
The Company follows the allowance method of expensing accounts receivable when considered uncollectible. As of September 30, 1998 and March 31, 1998, management believes all accounts are collectible; and therefore, no allowance has been recorded. Included in other expenses is a $35,000 recovery of a previously written-off bad debt.

Inventory:
Inventory is valued at lower of cost, using the FIFO method
(first-in/first-out), or market. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers.














MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

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

                                                         Useful
                                                         Lives
	Vehicles                                                5
	Furniture and fixtures                                  5
	Equipment                                               5
	Leasehold improvements                                 20

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

Contract costs include all direct costs and those indirect costs related to contract performance. Changes in job performance, conditions, and estimated profitability and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.

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

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

New Accounting Pronouncements:
The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") for financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered.

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of September 30, 1998 and March 31, 1998, indicated there was no impairment to the carrying value of these assets.

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

Use of Estimates and Certain Concentrations:
Management of the Company has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Although actual results could differ from those estimates, management believes its estimates are reasonable. Certain components, subassemblies and software included in the Company's computer systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon the ability of its suppliers' to enhance existing products in a timely and cost-effective manner, develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the computer industry. The Company's reliance on a limited number of suppliers involves several risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.
MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

Financial Instruments:
Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of September 30, 1998 and March 31, 998. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or expenses that would be incurred in an actual settlement.

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

NOTE 2 - STOCKHOLDERS' EQUITY

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

The series B preferred stock can be converted to common stock. Therefore, a discount in the amount of $6,151,978 has been realized. The discount is the difference in the intrinsic value of the common stock and warrants less the net proceeds from the series B preferred stock. The discount is accreted from the date of issuance of the preferred stock to the date the stock can be converted. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, $3,412,502 has been recorded as dividends and as an increase in additional paid-in capital in the accompanying financial statement. The unrecognized portion of the discount in the amount of $2,796,524 will be recorded if and when the preferred stock is converted or the HUB status changes. MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of series C preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series C Stock). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. The Company paid $130,000 and issued 4,717 shares of series C preferred stock for placement agent fees. Also options to purchase 47,170 shares of common stock at $4.00 per share were issued as a part of the agreement. The common stock had a fair value of $0.57 per share at the grant date resulting in $26,745 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised.

The series C preferred stock can be converted to common stock. Therefore, a discount in the amount of $615,851 has been realized. The discount is the difference in the intrinsic value of the common stock less net proceeds from the series C preferred stock. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, the unrecognized discount in the amount of $615,851 will be recorded if and when the preferred stock is converted or the HUB status changes.

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

The Series D preferred stock can be converted to common stock. Therefore, a discount in the amount of $4,781,739 at September 30, 1998 has been realized. The discount is the difference in the intrinsic value of the common stock less the net proceeds from the series D preferred stock. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, the unrecognized discount in the amount of $4,781,739 will be recorded if and when the preferred stock is converted or the HUB status changes.

Senior convertible debt in the amount of $371,000 was issued for cash in November 1997. This debt was converted to 70,000 shares of series B preferred stock(5% cumulative, convertible, non-voting, stated value, $5.30), in February 1998. Accrued interest in the amount of $5,143 was paid with the issuance of 10,286 shares of common stock. The discount on this issue of series B preferred stock is included in the total series B discount detailed above.

Preferred stock dividends were paid with the issuance of common stock valued at the previous thirty day average closing bid price per share of common stock as
follows:                SHARES       AMOUNT
                        ------      --------
June 30, 1998           10,224      $ 66,743
September 30, 1998      14,150      $ 92,679
MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

NOTE 3 - CONTINGENCY

On December 18, 1997, Argus Management, Inc. filed Plaintiffs Original Petition in the 216th District Court of Kerr County, Texas. Argus claims the Company and Mr. Jose G. Chavez, as joint obligors, defaulted on their obligation to Argus pursuant to two promissory notes for $100,000 each, both dated June 2, 1997. Argus is seeking a judgment for $200,000, together with interest on the notes at the rate of 20% per annum from June 2, 1997, through the date the notes are satisfied. As of March 31, 1998, $65,000 had been disbursed to third parties in satisfaction of obligations of Argus Management, Inc. The $65,000 has been recorded in other receivables in the accompanying financial statements.

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

Overview

Micro-Media Solutions, Inc. ("MSI"), the operating subsidiary of MSHI was created in 1993 in Austin, Texas, to provide computer hardware, software programming, system installation and support, maintenance and media duplication to the public and private sectors. MSI maintains certification as a minority-owned business enterprise and status as a Historically Underutilized Business ("HUB"). On June 23, 1997, the then shareholders of MSI entered into an agreement and plan of reorganization ("Combination Agreement") with Mountain States Resources Corporation (now known as MSI Holdings, Inc.), whereby the Company acquired all of the issued and outstanding stock of MSI in exchange for 9,310,000 shares of the Common Stock of the Company (the "Combination"). The Combination was accounted for as a recapitalization.

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

The Company's revenues consist of hardware sales, software sales and the delivery of technical services, including installing and maintaining networks system. The technical service sales of the Company typically yield a higher gross margin than the hardware and software sales of the Company. This is due, in part, to the intense competition in the hardware and software sales sector from Original Equipment Manufactures ("OEM's") and distributors. As a result, the Company, is attempting to strategically reposition itself from emphasizing hardware sales to intensifying sales of technical services. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.













Recent Developments

On July 27, 1998, MSI entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc. ("GTE") under which MSI agreed to lease a portion of their east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). On May 29, 1998, MSI entered into a 3 year subscription to GTE's Internet Advantage version 5.1 Connection Service granting MSI access to GTE's POP ("Connection Service")(the Sublease and Connection Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of MSI is included in the Connection Service. The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. MSI will lease connections to the POP for access to the GTE Internet network to other businesses. MSI will target companies that need direct, high-speed access to the Internet through turn-key collocation services for high volume (known as bandwidth) Internet web applications. Collocation is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting directly to Internet via the POP, MSI is able to eliminate the local loop, the weakest component in localized Internet connections. MSI will have the capacity to support over four thousand collocation rack spaces. These rack spaces will be used to host the net servers for MSI clients and provide those clients with direct access to the Internet. When fully implemented, these collocation services are expected to significantly increase MSHI's revenues over the term of the Connection Service. The GTE Agreements provide the potential for MSHI to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. It is anticipated that the requisite hardware will be operational in January 1999.

In July 1998, MSI began providing systems integration, warehousing, systems configuration and other fulfillment services for Siemens-Nixdorf Information Systems, Inc. ("Siemens-Nixdorf") for Point of Sale ("POS") systems and Automated Teller Machines for Siemens-Nixdorf's customers such as Sears-Roebuck ,and Bealls department stores (the "Siemens-Nixdorf Agreement"). This agreement provides that Siemens-Nixdorf will store its inventory at MSI, and MSI will charge Siemens-Nixdorf for various systems integration services. This arrangement provides MSHI with a revenue stream without a significant working capital commitment.

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













Results of Operations

Three Months Ended September 30, 1998 Compared with the Three Months Ended September 30, 1997

Revenues for the quarter ended September 30, 1998 of $994,280 increased $204,829 or 25.9% from the $789,451 recorded in the quarter ended September 30, 1997.

Cost of goods sold for the quarter ended September 30, 1998 increased $294,755 or 49.4% to $891,349 from the quarter ended September 30, 1997 representing 89.7% of revenue. The gross margin for the quarter ended September 30, 1997 was $596,594 or 75.6% of revenue.

Selling, General and Administrative Expenses the quarter ended September 30, 1998 of $1,330,818 represents 133.85% of Revenues. The 1998 figure represents an increase over the quarter ended September 30, 1997 of $401,170 or 43.2%. Approximately $265,000 of the increase represent the increase in staff salaries and benefits. Staff additions include service technicians, sales staff, accounting staff and middle management to enable the Company to work on larger service contracts. The majority of the remaining increase in expenses is attributable to facility expansion, professional fees, marketing cost associated with new service contracts, and other expenses associated with the start up of new service contracts.


Six Months Ended September 30, 1998 Compared with the Six Months Ended September 30, 1997

Revenues for the six months ended September 30, 1998 of $1,595,909 decreased $423,326 or (20.96%) from the $2,019,235 recorded in the six months ended September 30, 1997.

Cost of goods sold for the six months ended September 30, 1998 increased $22,826 or 1.8% to $1,292,495 from the six months ended September 30, 1997 representing 80.99% of revenue. The gross margin for the six months ended September 30, 1997 was $1,269,669 or 62.88% of revenue.

Selling, General and Administrative Expenses the six months ended September 30, 1998 of $2,367,258 represents 148.33% of Revenues. The 1998 figure represents an increase over the six months ended September 30, 1997 of $876,080 or 58.75%. Approximately $511,000 of the increase represents the increase in staff salaries and benefits. Staff additions include service technicians, sales staff, accounting staff and middle management to enable the Company to work on larger service contracts. The majority of the remaining increase in expenses is attributable to facility expansion, professional fees, marketing cost associated with new service contracts, and other expenses associated with the start up of new service contracts.










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

Potential Loss of Hub Status

MSI is currently qualified in Texas as a "Historically Underutilized Business" ("HUB"). As long as MSI maintains its status as a HUB, it will continue to receive favorable treatment by certain governmental entities in their granting of contracts. The Company generated revenues of approximately $414,000 and $919,000 during the years ended March 31,1998 and 1997, respectively, from HUB related contracts, or 15% and 20% of its gross revenues, respectively. MSI will graduate from its HUB status upon the happening of any of the following events:
(i) less than 51% of the Company's voting stock is owned by minorities; (ii) such minority owners are not active participants in the day-to-day operations and management of the business; (iii) the four year average of gross revenue of MSI exceed certain levels based on the MSI's Standard Industrial Classification Code ("SIC Code"); or (iv) the four year average of total employment levels of MSI exceeds the Small Business Administration established levels for businesses with a similar four-digit SIC Code. Under the current SIC Code applicable to MSI, MSI must not exceed 500 employees, it currently has 79 employees. The current SIC Code class does not impose a revenue ceiling, however, some
SIC Code classifications under which MSI operated placed a three year or a four year average of gross revenue limitation. The potential loss of HUB status may also be contingent upon the SIC Code under which MSI operates in the future. Future changes in operations may require the MSI to change its SIC Code, which could alter the employee ceiling and impose revenue restrictions as low as $5 million per year, averaged over periods as short as three years. There can be no assurance that MSI will continue to qualify for HUB status. Further, there is no assurance that HUB-type programs will not be eliminated by the state or federal governments. If MSI's HUB status is lost, the Company anticipates a significant loss of revenues.




Liquidity and Capital Resources

On November 18, 1997, the Company received $2,120,000 upon completion of a private placement whereby 400,000 of Series B Preferred were sold to Entrepreneurial Investors, Ltd. ("EIL") for $5.30 per share ("Private Placement Phase I"). The Company also issued 20,000 shares of Series B Preferred to Equity Services, Ltd. ("ESL") as a commission for the completion of Private Placement Phase I. The Company received $371,000 in October 1997 from two individuals pursuant to two senior convertible notes (the "Notes"), which are secured by an aggregate of 1,050,000 shares of Common Stock of the Company. The Notes were subsequently converted into an aggregate of 70,000 shares of Series B Preferred. On February 4, 1998, the Company received $1,000,000 completing a second private placement whereby 94,340 shares of Series C Preferred were sold to EIL for a purchase price of $10.60 per share ("Private Placement Phase II"). As commission for the completion of Private Placement Phase II, the Company issued 4,717 shares of Series C Preferred to ESL. By July, 1998, the Company received $2,964,364 completing a third private placement, whereby 279,657 shares of Series D Preferred were sold to fourteen investors for a purchase price of $10.60 per share ("Private Placement Phase III"). The expenses for Private Placement Phase I, Private Placement Phase II, and Private Placement Phase III, including broker fees, commissions and legal and accounting expenses totaled $408,000, $180,000, and $490,478, respectively.

For the six months ended September 30, 1998 and the year ended March 31,1998, the Company's total assets were $3,880,911 and $2,514,308 respectively, with liabilities of $3,084,276 and $2,607,783, respectively. Current assets of $2,704,944 and $1,898,621 represent 105.0% and 79.9% of current liabilities of $2,575,003 and $2,090,701. Improvements in the Company's cash position are a result of the collection of accounts receivable and funds from increases in shareholder equity resulting from the previously consummated private placements more particularly described above. Reductions in accounts receivable between 1998 and 1997 are a direct reflection of the reduced level of sales experienced in 1998. The Company's liabilities of $3,084,276 at September 30,1998 consist of $1,230,000 of a fully secured credit line, $1,345,003 of current liabilities and $509,273 of long-term liabilities.

The Company, subsequent to the end of March 31, 1998, paid its Bank One Texas, NA loans in full and substantially reduced the borrowings under its fully secured line of credit. Net shareholders equity as of September 30, 1998 and March 31, 1998 was $796,635 and $91,669, respectively. During the year ended March 31, 1998, and the six months ended September 30, 1998, the Company completed Private Placement Phase I, Private Placement Phase II and Private Placement Phase III. Receipt of these funds enabled the Company to reduce its outstanding debt and pay off the past due accounts payable.

Subsequent to September 30, 1998, the Company made arrangements for an additional private placement of $3,000,000. The Company will issue 100,000 shares of Series E preferred stock, at a stated value of $30 per share.

During the six months ended September 30, 1998, working capital increased $322,021 from March 31, 1998. The balances of its accounts payables, accrued expenses and accounts receivable were increased as a result increased sales and the resulting increase in related accounts. At September 30, 1998, the Company had a working capital of $129,941 compared to a working capital deficit of ($192,080) at March 31, 1998.

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

Year 2000 Issues.

As with other companies, the Company has started a program to study the impact on its computer system in order to be Year 2000 compliant. This study involved identifying any modifications or replacements of certain hardware and software maintained by the Company. The study has been completed. The company has identified the computer systems that will require either modification, upgrade or replacement. Implementation of the Company's Year 2000 plan should be completed by March 31, 1999. The Company anticipates that in-house personnel will be primarily responsible for completing the tasks and that the costs will be insignificant. As such, the Company believes that the planned modifications, upgrades and replacements of existing systems will be completed in a timely fashion to assure Year 2000 compliance, and any related cost will not have a material impact on the Companys results of operations, cash flows, or financial conditions in future periods. The Company has budgeted for $25,000 to address these expenses. In addition, the Company is also taking actions to assure that its customers and vendors are taking steps to remedy their Year 2000 issues. The Company is not incurring any unique risks in connection with Year 2000 issues. It is however subject to the risk that information and financial resources may be temporarily unavailable. This societal risk may temporarily disrupt cash flows worldwide. The Company believes that by becoming, and assisting its clients and vendors to become, Year 2000 compliant its likely to circumvent that threat. The Company expects to be Year 2000 compliant March 31, 1999. If compliance is not achieved by that date, the Company will reallocate resources, as necessary, to ensure compliance within six months, thereafter.

Inflation.

Management does not believe that inflation will have a material impact on the Company's pricing of goods or services since the Company, generally, has the ability to adjust prices to meet the current market conditions.






















                          PART II: Other Information


ITEM 1: LEGAL PROCEEDINGS

For a discussion of Legal Proceedings, refer to Note 3, Contingencies, in the Notes to Consolidated Financial Statements in Part I


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

For a discussion of Changes in Securities and Use of Proceeds, refer to Note 2, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


(B) REPORTS ON FORM 8-K

16.1  FORM 8-K/A, FILED SEPTEMBER 25, 1998

16.2  FORM 8-K, FILED SEPTEMBER 17, 1998

16.3  FORM 8-K, FILED SEPTEMBER 17, 199
































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date  11/16/1998           By:  /s/  Jose G Chavez
                                     Jose G. Chavez, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                  Date

/s/ Jose G Chavez                                         11/16/1998
    Jose G. Chavez           Chairman of the Board of
                              Directors and President

/s/ Mitchell Kettrick                                     11/16/1998
    Mitchell Kettrick        Vice-President and Director


/s/ David Hill                                            11/16/1998
    David Hill               Chief Financial Officer


/s/ Ernesto Chavarria                                     11/16/1998
    Ernesto Chavarria        Director