Form 10QSB/A
period 1998-09-30
MSI HOLDINGS INC/
filed 1998-12-11
CIK 68619

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

Number of shares of common stock outstanding at September 30, 1998:
12,032,221.














Part I: Financial Information Item 1:
Consolidated Financial Statements


Index to Consolidated Financial Statements         Page


Consolidated Balance Sheets                         3


Consolidated Statements of Operation                5


Consolidated Statements of Cash Flows               6


Consolidated Statements of Stockholders' Equity     9


Notes to Consolidated Financial Statements         11





































MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                    September 30         March 31
                                        1998               1998
                                    (unaudited)          (audited)

                                                 ASSETS
Current Assets
 Cash and Cash Equivalents         $     7,748        $    25,786
 Accounts Receivable - Trade           774,834            150,851
 Inventory                             397,832            285,023
 Short-Term Investment - restricted  1,350,000          1,350,000
 Other Receivables - Advances          174,530             86,961
                                     ---------          ---------
  Total Current Assets               2,704,944          1,898,621

Property, Plant, and Equipment
 (at cost) net                       1,175,967            800,831
                                     ---------          ---------
TOTAL ASSETS                       $ 3,880,911        $ 2,699,452
                                     =========          =========
































The accompanying notes are an integral part of these financial statements.


MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - continued

                                    September 30         March 31
                                        1998               1998
                                    (unaudited)          (audited)

                              LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Accounts Payable - Trade          $   841,414        $   300,035
 Bank Line of Credit                 1,230,000          1,228,966
 Other Accrued Expenses                109,701            169,336
 Current Maturities of
  Long-term Debt                       112,596            151,267
 Current Portion of Obligations
  Under Capital Leases                  94,005             41,097
 Other Notes Payable                   200,000            200,000
                                     ---------          ---------
  Total Current Liabilities          2,587,716          2,090,701
                                     ---------          ---------
Long Term Notes
 Notes Payable                         206,493            367,522
 Obligations under Capital
  Leases For Equipment                 302,780            149,560
                                     ---------          ---------
  Total Long Term Notes                509,273            517,082
                                     ---------          ---------

Total Liabilities                    3,096,989          2,607,783
                                     ---------          ---------
Stockholders Equity
 Preferred stock Series B; $5.30
  stated value; 490,000 shares
  authorized, issued & outstanding   2,597,000          2,597,000
 Preferred stock Series C; $10.60
  stated value; 99,057 shares
  authorized, issued & outstanding   1,050,004          1,050,004
 Preferred stock Series D; $10.60
  stated value; 279,656 shares
  authorized, issued & outstanding   2,964,364                  -
 Common stock at $.10 par value;
  50,000,000 authorized; 12,032,221
  and 11,518,571 shares issued
  and outstanding, respectively      1,203,222          1,150,685
 Additional paid-in capital          3,370,114          2,666,099
 Accumulated Deficit               (10,400,782)        (7,372,119)
                                     ---------          ---------
  Total Stockholders Equity            783,922             91,669
                                     ---------          ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY               $ 3,880,911        $ 2,699,452
                                     =========          =========


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operation - (UNAUDITED)

                                     For the Six Months    For the Three Months
                                     Ended September 30     Ended September 30
                                      1998        1997        1998       1997

Revenues:
 Hardware, Software & Peripherals $1,182,196  $1,138,797  $  678,564 $  320,163
 Service, Support & Integration      238,967     514,617     164,868    221,470
 Network Installation                174,746     365,821     150,848    247,818
                                   ---------   ---------   ---------  ---------
Net revenues                       1,595,909   2,019,235     994,280    789,451
                                   ---------   ---------   ---------  ---------
Cost of Goods Sold
 Hardware, Software & Peripherals  1,137,451     681,063     718,247    278,859
 Service, Support & Integration       91,118     334,502      26,383    143,956
 Network Installation                163,926     254,114     146,719    173,779
                                   ---------   ---------   ---------  ---------
Total cost of goods sold           1,392,495   1,269,679     891,349    596,594
                                   ---------   ---------   ---------  ---------
Gross Margin                         203,414     749,556     102,931    192,857

Selling, General & Administrative
 Salaries & benefits               1,410,430     728,321     741,497    421,252
 Professional fees and consultants   411,340     164,059     225,398    112,069
 Occupancy                           198,211      88,500     108,532     31,842
 Depreciation                        106,991      99,440      54,000     69,694
 Vehicle expense                      74,432      78,851      39,822     43,481
 Other expense                       307,358     294,216     207,983    236,923
 Interest expense, net                29,393      36,507       8,757     14,377
 Provision for uncollectible               -       1,284           -          -
                                   ---------   ---------   ---------  ---------
Total selling, general and
 Administrative expenses           2,538,155   1,491,178   1,385,989    929,638
                                   ---------   ---------   ---------  ---------
Net Loss                          (2,334,741) (  741,622) (1,283,058) ( 736,781)

Plus preferred stock dividends    (  693,922)          -  (   92,679)         -
                                   ---------   ---------   ---------  ---------
Net Loss available to
 common stockholders              (3,028,663) (  741,622) (1,375,737) ( 736,781)
                                   =========   =========   =========   ========
Basic and diluted
       net loss per share          $   (0.26)  $   (0.07)  $   (0.12)  $  (0.07)
                                   =========   =========   =========   ========
Basic and diluted weighted
  average number of shares
  Outstanding                     11,638,166  10,764,733  11,753,571 10,764,733
                                  ==========  ==========  ========== ==========





The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited) and
For the Six Months Ended September 30, 1998 (unaudited)
(page 1 of 3)
                                    Preferred Stock
                      Series B          Series C          Series D
                  Shares    Amount   Shares   Amount   Shares   Amount
Balance
March 31, 1997         -          -       -          -       -          -
Common stock issued:
 Interest              -          -       -          -       -          -
 Compensation          -          -       -          -       -          -
 Preferred
  stock dividend       -          -       -          -       -          -
Preferred stock
 issued:
 Private
  Placement       420,000  2,226,000 99,057  1,050,004       -          -
 Senior Debt       70,000    371,000      -          -       -          -
Preferred stock
 dividend discount      -          -      -          -       -          -
Stock option for:
 compensation           -          -      -          -       -          -
 Placement agent        -          -      -          -       -          -
Cash received
 for uncertificated
 stock                  -          -      -          -       -          -
Common stock-
 Uncertificated
 Issued for note
 Receivable             -          -      -          -       -          -
Note receivable
 Offset against
 Common stock
 Subscribed             -          -      -          -       -          -
Net loss                -          -      -          -       -          -
                  -------  --------- ------  --------- -------  ---------
Balance
March 31, 1998    490,000 $2,597,000 99,057 $1,050,004
Preferred stock
  issued:
  Private
   Placement            -          -      -          - 279,657 $2,964,364
Common stock issued for:
 Rule 144 Stock
 Compensation           -          -      -          -       -          -
 Preferred
  stock dividend        -          -      -          -       -          -
 Class A Warrants
Stock options for
 Placement agents       -          -      -          -       -          -
Net loss                -          -      -          -       -          -
Balance           -------  --------- ------  --------- -------  ---------
September 30,1998 490,000 $2,597,000 99,057 $1,050,004 279,657  2,964,364
                  =======  ========= ======  ========= =======  =========
The accompanying notes are an integral part of these financial Statements. MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Six Months Ended September 30, 1998 (Unaudited)
(page 2 of 3)
                                                Common Stock
                             Common Stock        Subscribed
                          Shares     Amount    Shares   Amount
Balance
March 31, 1997        10,764,733 $1,076,473         -          -
Common stock issued:
 Interest                 10,286      1,029         -          -
 Compensation            414,900     41,490         -          -
 Preferred
  stock dividend          23,742      2,374         -          -
Preferred stock
 issued:
 Private
  Placement
 Senior Debt                   -          -         -          -
Preferred stock
 dividend discount             -          -         -          -
Stock option for:
 compensation                  -          -         -          -
 Placement agent               -          -         -          -
Cash received
 for uncertificated
 stock                   293,185    29,319          -          -
Common stock-
 Uncertificated
 Issued for note
 Receivable                    -          -  543,000    407,250
Note receivable
 Offset against
 Common stock
 Subscribed                    -          - (543,000)  (407,250)
Net loss                       -          -        -          -
                      ----------  ---------  -------    -------
Balance
March 31, 1998        11,506,846  1,150,685        -          -
Preferred stock
  issued:
  Private
   Placement                   -          -        -          -
Common stock issued for:
 Rule 144 stock           50,000      5,000        -          -
 Compensation             31,000      3,100        -          -
 Preferred
  stock dividend          24,375      2,437        -          -
 Class A Warrants        420,000     42,000        -          -
Stock options for
 Placement agents              -          -        -          -
Net loss                       -          -        -          -
Balance               ----------  ---------  -------    -------
September 30,1998     12,032,221  1,203,222        -          -
                      ==========  =========  =======    =======
The accompanying notes are an integral part of these financial Statements. MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Six Months Ended September 30, 1998 (Unaudited)
(page 3 of 3)
                        Additional
                      (Discount on)    Accumulated
                     Paid-in Capital     Deficit         Total
Balance
March 31, 1997       $(1,046,058)     $(  133,999)   $(  103,584)
Common stock issued:
 Interest                  4,114                -          5,143
 Compensation            250,367                -        291,857
 Preferred
  stock dividend          56,294       (   58,668)             -
Preferred stock
 issued:
 Private
  Placement           (  975,641)               -      2,300,363
 Senior Debt                   -                -        371,000
Preferred stock
 dividend discount     3,412,502       (3,412,502)             -
Stock option for:
 compensation             93,750                -         93,750
 Placement agent         387,641                -        387,641
Cash received
 for uncertificated
 stock                   483,130                -        512,449
Common stock-
 Uncertificated
 Issued for note
 Receivable                    -                -        407,250
Note receivable
 Offset against
 Common stock
 Subscribed                    -                -     (  407,250)
Net loss                       -       (3,766,950)    (3,766,950)
                      ----------        ---------      ---------
Balance
March 31, 1998         2,666,099       (7,372,119)        91,669
Preferred stock
  issued:
  Private
   Placement          (  978,337)               -      1,986,027
Common stock issued for:
 Rule 144 stock          582,500       (  534,500)        53,000
 Compensation            163,087                -        166,187
 Preferred
  stock dividend         156,985       (  159,422)             -
 Class A Warrants        291,900                         333,900
Stock options for
 Placement agents        487,880                         487,880
Net loss                       -       (2,334,741)    (2,334,741)
Balance                ---------        ---------      ---------
September 30,1998      3,370,114      (10,400,782)       783,922
                       =========        =========      =========
The accompanying notes are an integral part of these financial Statements. MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited) and
For the Six Months Ended September 30, 1998 (unaudited)

                                        September 30,       March 31,
                                            1998              1998
Cash Flows from Operating
 Activities:
Net (Loss)                            $(2,334,741)      $(3,766,950)
Adjustments to reconcile net income
  to net cash, provided by operating
  activities:
 Depreciation expense                     106,991           178,892
 Stock issued for compensation            178,900           291,857
 Stock options issued for compensation          -            93,750
 Stock issued for interest                      -             5,143
 Change in accounts receivable         (  623,983)          832,062
 Change in inventory                   (  112,809)       (   19,569)
 Change in accounts payable               541,379        (  577,325)
 Change in accrued expenses            (   72,348)           57,775
Net Cash Provided by (used by)          ---------         ---------
 Operating Activities                  (2,316,611)       (2,904,365)
                                        ---------         ---------
Cash Flows from Investment Activities:
 Investment in property & equipment    (  227,565)       (  195,685)
 Purchase of short-term investment                       (1,350,000)
 Additional notes receivables                            (  142,265)
 Proceeds from notes receivables                            477,645
 Proceeds from other receivables                            162,793
 Additional other receivables          (   87,569)       (  121,341)
Net Cash provided by (Used by)          ---------         ---------
 Investing Activities                  (  315,134)       (1,168,853)
                                        ---------         ---------
Cash Flows from Financing Activities:
 Proceeds from Line of Credit               1,034           504,076
 Proceeds from other notes payable                          200,000
 Change in long term debt              (  199,700)       (  162,153)
 Payments in capital lease obligations (   48,434)       (   32,485)
 Proceeds from Private Placement        2,473,907         2,688,004
 Proceeds from issuance of common stock    53,000           512,450
 Proceeds from exercise of warrants       333,900                 -
 Proceeds from Senior Convertible Debt          -           371,000
Net Cash Provided by (Used by)          ---------         ---------
 Financing Activities                   2,613,707         4,080,892
                                        ---------         ---------
Net Increase in Cash                   (   18,038)            7,674

Cash at Beginning of Period                25,786            18,112
                                        ---------         ---------
Cash at End of Period                 $     7,748       $    25,786
                                       ==========        ==========



The accompanying notes are an integral part of these financial Statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited) and
For the Six Months Ended September 30, 1998 (unaudited)

                                        September 30,       March 31,
                                            1998              1998

Supplemental disclosures:
 Cash paid for interest            $       44,546       $   232,578

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for:
  Placement agent fees             $           --       $   156,000
Stock options:
 Compensation                                  --            93,750
 Placement agent fees                     487,880                --
Common stock issued for:
 Compensation                             178,900           291,857
 Interest on debt                              --             5,143
 Preferred stock dividends                159,422            58,668
Common stock subscribed for
  Note receivable                              --           407,250
Debt converted to preferred stock              --           371,000
Inventory received for notes                   --            84,394
Inventory converted to equipment           44,021                --
Discount on preferred stock               543,500         3,412,502
Capital lease obligations                 254,562                --



























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

Nature of Business and Organization:
MSI Holdings, Inc., (the Company),(formerly known as Micro-Media Solutions, Inc., and Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations on 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, MSRC entered into an agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. (a Texas Corporation), ("MSI-Texas"), in which MSRC acquired 100% of the common stock of MSI-Texas. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc.,(a Utah Corporation), ("MSHI"). On October 14, 1998, MSHI changed its name to MSI Holdings, Inc. The transaction was accounted for as a recapitalization.

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

Going concern:
As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $2,334,741 for six months ended September 30, 1998.
This factor creates a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund the expenses related to operations and capital improvements.


MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

In May through July 1998, the Company received approximately $2.9 million in completion of phase III of a private placement agreement, which has been used to retire debt, decrease past due accounts payable and for operating expenses. In addition, the Company has completed arrangements with a private investment group for a private placement of a newly created series of preferred stock (Series E),with net proceeds to the Company of approximately $2.7 million to take place in November and December 1998. In November 1998, approximately 1.3 million was received on the Series E placement with the balance to be received in December 1998. The closing of the Series E private placement will enable MSI to have sufficient funds to meet the Company's working capital and capital expenditures needs. MSI is also negotiating with an investment bank for an additional private offering before the fiscal year end of March 31, 1999. Management has identified and closed substantial contracts during the year ended March 31, 1999, and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventory:
Inventory is valued at lower of cost, using the FIFO method(first-in/first-out) or market. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers.









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

                                                         Useful
                                                         Lives
	Vehicles                                                5
	Furniture and fixtures                                  5
	Equipment                                               5
	Leasehold improvements                                 20

Revenue and cost recognition:
Hardware and peripherals sales consist of computers and related electronic equipment. Software sales consist of the resale of prepackaged software and operating systems from Microsoft and other vendors to the end user. Revenue is recognized when persuasive evidence of an arrangement exist, delivery has occurred, the customer fee is fixed and collectibility is probable. Most hardware, software and peripherals sales are made without the right of return. Product returns, which are minimal, are recorded as a reduction of sales upon receipts of the product. Service, support and integration sales are recognized upon completion of the service and is not subject to warranty.

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

New Accounting Pronouncements:
The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees". The Company follows FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No 123") for financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered.

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


MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

The Company paid $302,000 and issued 20,000 shares of series B preferred stock for placement agent fees in Phase I. Also options to purchase 400,000 shares of common stock at $1.50 per share were issued as a part of the agreement. The common stock had a fair value of $0.92 per share at the grant date of the options resulting in $367,350 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised. An additional 4,348,738 shares could be converted before the HUB status would be lost.

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

Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of series C preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series C Stock). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. The Company paid $130,000 and issued 4,717 shares of series C preferred stock for placement agent fees. Also options to purchase 47,170 shares of common stock at $4.00 per share were issued as a part of the agreement. The common stock had a fair value of $0.43 per share at the grant date resulting in $20,291 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised.

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

Phase III of the Agreement was funded in May through July 1998. The Company received $2,923,204 in exchange for 266,340 shares of series D preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series D Stock"). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. The Company paid $349,318 and issued 13,317 shares of series D preferred stock for placement agent fees. Also options to purchase 250,850 shares of common stock at $1.59 per share were issued as a part of the agreement. The common stock had a fair value of $1.65 to $2.86 per share at the grant date resulting in $487,880 in placement agent fees. The Agreement states that conversion of the preferred stock will not occur to the extent that the HUB status of the Company is compromised.


MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 (unaudited)

During the six months ended September 30, 1998 the Company received $53,000 for 5,000 shares of Series D preferred stock at 10.60 per share. Due to the Series D preferred stock being over subscribed, the company converted the 5,000 preferred shares to 50,000 shares of Rule 144 common stock. The discount on the 50,000 shares in the amount of 534,500 has been included as a dividend in the accompanying financial statements.

The Series D preferred stock can be converted to common stock. Therefore, a discount in the amount of $4,843,296 at September 30, 1998 has been realized. The discount is the difference in the intrinsic value of the common stock less the net proceeds from the series D preferred stock. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, the unrecognized discount in the amount of $4,43,296 will be recorded if and when the preferred stock is converted or the HUB status changes.

Senior convertible debt in the amount of $371,000 was issued for cash in November 1997. This debt was converted to 70,000 shares of series B preferred stock (5% cumulative convertible, non-voting, stated value, $5.30), in February 1998. Accrued interest in the amount of $5,143 was paid with the issuance of 10,286 shares of common stock. The discount on this issue of series B preferred stock is included in the total series B discount detailed above.

Preferred stock dividends were paid with the issuance of common stock valued at the previous thirty day average closing bid price per share of common stock as
follows:                SHARES       AMOUNT
                        ------      --------
March 31, 1998          23,742      $ 58,668
June 30, 1998           10,224      $ 66,743
September 30, 1998      14,151      $ 92,679

NOTE 3 - CONTINGENCY

On December 18, 1997, Argus Management, Inc filed Plaintiff's Original Petition in the 216th District Court of Kerr County, Texas. Argus claims the Company and Mr. Jose G. Chavez, as joint obligors, defaulted on their obligation to Argus pursuant to two promissory notes for $100,000 each, both dated June 2, 1997. Argus is seeking a judgment for $200,000, together with interest on the notes at the rate of 20% per annum from June 2, 1997, through the date the notes are satisfied. As of March 31, 1998, $65,000 had been disbursed to third parties in satisfaction of obligations of Argus Management, Inc. The $65,000 has been recorded in other receivables in the accompanying financial statements.

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

On November 20, 1996, MCA Communications, Inc. ("MCA") filed a lawsuit against the Company in County Court at Law No. 2 in Harris County, Texas. MCA claims the Company owes $12,485 for certain goods and services that MCA claims to have provided to MSI-Texas in connection with various projects for the Texas Department of Health. MCA also seeks interest, costs, and attorneys' fees. On January 6, 1997, the Company filed its answer and denied the above-referenced claim in its entirety.






































Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

Overview
========
Micro-Media Solutions, Inc. ("MSI-Texas"), the operating subsidiary of MSHI was created in 1993 in Austin, Texas, to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to the public and private sectors. MSI-Texas maintains certification as a minority-owned business enterprise and status as a Historically Underutilized Business ("HUB").

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

The Company's revenues consist of hardware sales, prepackaged software sales and the delivery of technical services, including installing and maintaining network systems. The technical service sales of the Company typically yield a higher margin than the hardware and software sales of the Company. This is due, in part, to the intense competition in the hardware and software sales sector from Original Equipment Manufactures ("OEM's") and distributors. As a result, the Company, is attempting to strategically reposition itself from emphasizing hardware and software sales to intensifying sales of technical services. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations.



















Recent Developments
===================
On July 27, 1998, MSI-Texas entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc ("GTE") under which MSI-TEXAS agreed to lease a portion of their east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). On May 29, 1998, MSI-TEXAS entered into a 3 year subscription to GTE's Internet Advantage version 5.1 Connection Service granting MSI-TEXAS access to GTE's POP (the "Connection Service")(the Sublease and Connection Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of MSI-TEXAS is included in the Connection Service. The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. MSI-TEXAS will lease connections to the POP for access to the GTE Internet network to other businesses. MSI-TEXAS will target companies that need direct, high-speed access to the Internet through turn-key collocation services for high volume (known as bandwidth) Internet web applications. Collocation is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting directly to Internet via the POP, MSI-TEXAS is able to eliminate the local loop, the weakest component in localized Internet connections. MSI-TEXAS will have the capacity to support over four thousand collocation rack spaces at its Austin, Texas facilities. These rack spaces will be used to host the network servers for MSI-TEXAS clients and provide those clients with direct access to the Internet. When fully implemented, these collocation services are expected to significantly increase MSHI's revenues over the term of the Connection Service. The GTE Agreements provide the potential for MSHI to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. It is anticipated that the requisite hardware will be operational in January 1999.

In July 1998, MSI-TEXAS began providing systems integration, warehousing, systems configuration and other fulfillment services for Siemens-Nixdorf Information Systems, Inc ("Siemens-Nixdorf") for Point of Sale ("POS") systems and Automated Teller Machines for Siemens-Nixdorf's customers such as Sears-Roebuck, and Bealls department stores (the "Siemens-Nixdorf Agreement"). This agreement provides that Siemens-Nixdorf will store its inventory at MSI-TEXAS, and will charge Siemens-Nixdorf for various systems integration services. This arrangement provides MSHI with a revenue stream without a significant working capital commitment.

MSHI formed TeleVista, Inc., a wholly owned subsidiary ("TVI") in September of 1998 to run the electronic commerce business for the on-line sale of hardware and software over the Internet through the use of a secure server. Secure servers allow for the accelerated receipt of funds through credit card payments for hardware and software purchases made through their web sites operated by it. TVI had no operations at September 30, 1998.










Results of Operations
=====================
Three Months Ended September 30, 1998 Compared with September 30, 1997
======================================================================
Revenues for the quarter ended September 30, 1998 of $994,280 increased $204,829 or 25.9% from the $789,451 recorded in the quarter ended September 30, 1997. This increase is a combination of an increase of $358,401 in Hardware, Software & Peripherals (HSP) revenues and decreases of $56,602 in Service, Support & Integration (SSI) revenues and $96,970 in Network Installation (NI) revenues.

The increase in HSP revenues of $358,401 is attributed to a hardware order for the State of Texas of $413,314 that was fulfilled in the quarter ending September 30, 1998. Other changes in HSP revenue reflect normal fluctuations in sales of HSP products.

The decrease in SSI revenues of $56,602 relates to a reduction in the scope of work on a contract for the City of Austin. The decrease in revenues on this contract was approximately $42,000 from the amount recorded in the quarter ended September 30, 1997 compared to the September 30, 1998 quarter. Other decreases in SSI revenues relate to normal fluctuations in service requests from customers that occur throughout the year.

The decrease in NI revenues of $96,970 relates to specific significant school district network installation contracts that were in place during each quarter. During the quarter ended September 30, 1997 MSI-TEXAS was performing on a contract for Hereford ISD. During the quarter ended September 30, 1998, MSI-TEXAS began installation of a network system under a contract with San Felipe Del Rio CISD.

Cost of goods sold, (COGS), for the quarter ended September 30, 1998 increased $294,755 or 49.4% to $891,349 compared to the quarter ended September 30, 1997 representing 89.7% of revenue resulting in a margin of 10.3%. Cost of Goods Sold for the quarter ended September 30, 1997 was $596,594 or 75.6% of revenue resulting in a margin of 24.4%. The decrease in margins is a combination of an increase in COGS for HSP in the amount of $439,388 and decreases in COGS for SSI in the amount of $117,573 and NI in the amount of $27,060.

COGS as a percentage of revenues for HSP was 105.8% for the quarter ended September 30, 1998 resulting in a negative margin of (5.8%) compared to a margin of 12.9% for the quarter ended September 30, 1997. The decrease in margins is due to market pressure to lower prices on HSP products from the Company's competitors and customers including the result of the competitive bidding process required for sales to public entities. Contributing to the negative margins for 1998 were sales made below cost as a result of poor estimating of cost by the Company. Procedures are now in place to insure profitable margins on HSP sales.

COGS as a percentage of revenues for SSI was 16.0% for the quarter ended September 30, 1998 resulting in a margin of 84.0% compared to a margin of 35.0% for the quarter ended September 30, 1997. The increase in margins is a result of MSI-TEXAS obtaining an SSI contract with Siemens Nixdorf for system integration. This contract requires that Siemens Nixdorf supply all hardware and software products to be integrated into the systems. Additional increases in margins are a result of a contract to install Texas State Lottery vending machines in retail businesses. This contract requires the lottery contractor to supply all hardware cost.

COGS as a percentage of revenues for NI was 97.3% for the quarter ended September 30, 1998 resulting in a margin of 2.7% compared to a margin of 29.9% for the quarter ended September 30, 1997. The decrease in margins relate to specific significant school district network installation contracts that were in place during each quarter. During the quarter ending September 30, 1998 MSI-TEXAS received a contract of approximately $700,000 with San Felipe Del Rio CISD (Del Rio) for network system installation. The margin on this contract was less due to competitive bidding required by public entities. Additional contracts with Del Rio were received, subsequent to September 30, 1998, that allow the opportunity for increased overall margins. Aggregate contracts and purchase orders with Del Rio are now in excess of $1 million.

Selling, General and Administrative Expenses for the quarter ended September 30, 1998 of $1,385,989 represents 139.40% of Revenues. The 1998 amount represents an increase over the quarter ended September 30, 1997 of $456,351 or 49.1%. Approximately $320,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer collocation services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $113,000 is largely attributable the reporting requirements associated with being a public company. Occupancy expense increased approximately $77,000 due to facility expansion and increased staffing.

Six Months Ended September 30, 1998 Compared with September 30, 1997
====================================================================
Revenues for the six months ended September 30, 1998 of $1,595,909 decreased $423,326 or (20.96%) from the $2,019,235 recorded in the six months ended September 30, 1997. This decrease is a combination of an increase of $43,399 in HSP revenues and decreases of $275,650 in SSI revenues and $191,075 in NI revenues.

The nominal increase of $43,399 in HSP revenues reflects normal fluctuations in sale of HSP products.

The $275,650 decrease in SSI revenues relates to a reduction in the scope of work on two contracts. Revenues on a contract for the installation and servicing of lottery machines decreased approximately $300,000 from the six months ended September 30, 1997 compared to the September 30, 1998 period. Other decreases in revenues were on a contract for the City of Austin of approximately $56,000 from the six months ended September 30, 1997 compared to September 30, 1998 period. Increases in SSI revenues of approximately $77,000 are attributed to new contracts received from Siemens Nixdorf and the State of Texas lottery contractor.

The $191,075 decrease in NI revenues relates to specific significant school district network installation contracts that were in place during each period. During the six months ended September 30, 1997 MSI-TEXAS was performing on a contract for Hereford ISD which started in April 1997. During the six months ended September 30, 1998, MSI-TEXAS began the installation of a network system under a contract with San Felipe Del Rio CISD. This contract was executed in July 1998 with installation beginning in August 1998.





Cost of goods sold for the six months ended September 30, 1998 increased $122,816 or 9.7% to $1,392,495 compared to the six months ended September 30, 1997 representing 87.25% of revenue resulting in a margin of 12.75%. Cost of goods sold for the six months ended September 30, 1997 was $1,269,679 or 62.88% of revenue resulting in a margin of 37.12%. The decrease in margins is a combination of an increase in COGS for HSP in the amount of $456,388 and decreases in COGS for SSI in the amount of $243,384 and in NI in the amount of $90,188.

COGS as a percentage of revenues for HSP was 96.2% for the six months ended September 30, 1998 resulting in a margin of 3.8% compared to a margin of 40.2% for the six months ended September 30, 1997. The decreasing margins are due to market pressure to lower prices on HSP products from the Company's competitors and customers including the result of the competitive bidding process required for sales to public entities. Contributing to the lower margins for 1998 were sales made below cost as a result of poor estimating of cost by MSI-TEXAS. Procedures are now in place to insure profitable margins on HSP sales.

COGS as a percentage of revenues for SSI was 38.1% for the six months ended September 30, 1998 resulting in a margin of 61.9% compared to a margin of 35.0% for the six months ended September 30, 1997. The increase in margins is a result of MSI-TEXAS obtaining an SSI contract with Siemens Nixdorf for system integration. This contract requires that Siemens Nixdorf supply all hardware and software products to be integrated into the systems. Additional decreases in COGS are a result of a contract to install Texas State Lottery vending machines in retail businesses. This contract requires the lottery contractor to supply all hardware cost.

COGS as a percentage of revenues for NI was 93.8% for the six months ended September 30, 1998 resulting in a margin of 6.2% compared to a margin of 30.5% for the six months ended September 30, 1997. The decrease in margins relate to specific significant school district network installation contracts that were in place during each quarter. During the quarter ending September 30, 1998 MSI-TEXAS received a contract of approximately $700,000 with San Felipe Del Rio CISD for network system installation. The margin on this contract was less due to competitive bidding required by public entities. Additional contracts with Del Rio were received, subsequent to September 30, 1998, that allow the opportunity for increased overall margins. Aggregate contracts and purchase orders with Del Rio are now in excess of $1 million.

Selling, General and Administrative Expenses for the six months ended September 30, 1998 of $2,538,155 represents 159.04% of Revenues. The 1998 amount represents an increase over the six months ended September 30, 1997 of $1,046,977 or 70.21%. Approximately $682,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer collocation services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $247,000 is largely attributable to the reporting requirements associated with being a public company. Occupancy expense increased approximately $110,000 due to facility expansion and increased staffing.





Going Concern Issues
====================
The Company's significant historical losses raise a doubt as to the Company's ability to continue as a going concern. The Company plans to address the going concern issues described in the notes to the financial statements through an additional private placement of series E preferred stock and a possible $20 million private placement issue. However, there can be no assurance that the Company will be able to secure such additional capital. Subsequent to March 31, 1998, the Company received $2.9 million dollars in proceeds from Private Placement Phase III (as defined) that have been used to retire debt, decrease past due accounts payable and for operating expenses. As a result, the Company's current ratio has improved and its cash position has increased. The Company has completed arrangements with a private investment group for a private placement of a newly created series E of preferred stock with net proceeds to the Company of approximately $2.7 million to take place in November and December 1998. Approximately 1.3 million was received in November 1998 on the Series E private placement with the balance to be received in December 1998. The closing of the Series E private placement should enable the Company to have sufficient funds to meet the Company's working capital and capital expenditures needs for the next twelve months.

Management believes that its contracts with GTE and Siemens Nixdorf have the possibility of producing revenues of approximately $3 million in 1999. The Company's ability to fulfill its obligations under the Switching Agreement is contingent upon the successful consummation of the Proposed Private Placement and obtaining the working capital contemplated by the debt issue described in the preceding paragraph. If the Proposed Private Placement is not consummated, the Company will scale back its expansion plans until such time that additional funds for expansion are available. Management believes that the Company can become profitable without the proceeds from the Proposed Private Placement by utilizing the portion of the proceeds from the Series E private placement that has been set aside for funding the expansion of its Austin facility for the GTE and Siemens Nixdorf contracts.

Liquidity and Capital Resources
===============================
On November 18, 1997, the Company received $2,120,000 upon completion of a private placement whereby 400,000 of Series B Preferred were sold to Entrepreneurial Investors, Ltd. ("EIL") for $5.30 per share ("Private Placement Phase I"). The Company also issued 20,000 shares of Series B Preferred to Equity Services, Ltd. ("ESL") as a commission for the completion of Private Placement Phase I. The Company received $371,000 in October 1997 from two individuals pursuant to two senior convertible notes (the "Notes"), which are secured by an aggregate of 1,050,000 shares of Common Stock of the Company. The Notes were subsequently converted into an aggregate of 70,000 shares of Series B Preferred. On February 4, 1998, the Company received $1,000,000 completing a second private placement whereby 94,340 shares of Series C Preferred were sold to EIL for a purchase price of $10.60 per share ("Private Placement Phase II"). As commission for the completion of Private Placement Phase II, the Company issued 4,717 shares of Series C Preferred to ESL. By July, 1998, the Company received $2,964,364 completing a third private placement, whereby 279,657 shares of Series D Preferred were sold to fourteen investors for a purchase price of $10.60 per share ("Private Placement Phase III"). The expenses for Private Placement Phase I, Private Placement Phase II, and Private Placement Phase III, including broker fees, commissions and legal and accounting expenses totaled $408,000, $180,000, and $490,457, respectively.

For the six months ended September 30, 1998 and the year ended March 31,1998, the Company's total assets were $3,880,911 and $2,699,452 respectively, with liabilities of $3,096,989 and $2,607,783, respectively. Current assets of $2,704,944 and $1,898,621 represent 104.5% and 90.8% of current liabilities of $2,587,716 and $2,090,701. Improvements in the Company's cash position are a result of the collection of accounts receivable and funds from increases in shareholders equity resulting from the previously consummated private placements more particularly described above. Reductions in accounts receivable between 1998 and 1997 are a direct reflection of the reduced level of sales experienced in 1998. The Company's liabilities of $3,096,989 at September 30,1998 consist of $1,230,000 of a fully secured credit line, $1,357,716 of current liabilities and $509,273 of long-term liabilities.

The Company, subsequent to the end of March 31, 1998, paid its Bank One Texas, NA loans in full and substantially reduced the borrowings under its fully secured line of credit. Net shareholders equity as of September 30, 1998 and March 31, 1998 was $783,922 and $91,669, respectively. During the year ended March 31, 1998, and the six months ended September 30, 1998, the Company completed Private Placement Phase I, Private Placement Phase II and Private Placement Phase III. Receipt of these funds enabled the Company to reduce its outstanding debt and pay off the past due accounts payable.

Subsequent to September 30, 1998, the Company made arrangements for an additional private placement of $3,000,000. The Company will issue 100,000 shares of Series E preferred stock, at a stated value of $30 per share.

During the six months ended September 30, 1998, working capital increased $309,308 from March 31, 1998. The balances of its accounts payables, accrued expenses and accounts receivables were increased as a result increased sales and the resulting increase in related accounts. At September 30, 1998, the Company had a working capital of $117,228 compared to a working capital deficit of ($192,080) at March 31, 1998. The Company was current on all significant accounts payable at September 30, 1998. As of March 31, 1998 the Company was more than 30 days past due on $170,000 or 57% of its accounts payable. The Company's account receivables at September 30, 1998 include approximately $443,000 from the State of Texas for a sale of computer hardware in September 1998. This amount was subsequently collected.

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













Year 2000 Issues
================
As with other companies, the Company has initiated a program to study the impact on its computer system in order to be Year 2000 compliant. This study involved identifying any modifications or replacements of certain hardware and software maintained by the Company. The study has been completed. The company has identified the computer systems that will require either modification, upgrade or replacement. Implementation of the Company's Year 2000 plan should be completed by March 31, 1999. The Company anticipates that in-house personnel will be primarily responsible for completing these tasks and that the costs will be insignificant. As such, the Company believes that the planned modifications, upgrades and replacements of existing systems will be completed in a timely fashion to assure Year 2000 compliance, and any related cost will not have a material impact on the Company's results of operations, cash flows, or financial conditions in future periods. The Company has budgeted for $25,000 to address these expenses. In addition, the Company is also taking actions to assure that its customers and vendors are taking steps to remedy their Year 2000 issues. The Company is not incurring any unique risks in connection with Year 2000 issues. It is however subject to the risk that information and financial resources may be temporarily unavailable. This societal risk may temporarily disrupt cash flows worldwide. The Company believes that by becoming, and assisting its clients and vendors to become, Year 2000 compliant it is likely to circumvent that threat. The Company expects to be Year 2000 compliant March 31, 1999. If compliance is not achieved by that date, the Company will reallocate resources, as necessary, to ensure compliance within six months, thereafter.

Inflation
=========
Management does not believe that inflation will have a material impact on the Company's pricing of goods or services since the Company, generally, has the ability to adjust prices to meet the current market conditions.


                          PART II: Other Information


ITEM 1: LEGAL PROCEEDINGS
=========================
For a discussion of Legal Proceedings, refer to Note 3, Contingencies, in the Notes to Consolidated Financial Statements in Part I


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
=================================================
For a discussion of Changes in Securities and Use of Proceeds, refer to Note 2, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I

ITEM 3: DEFAULT UPON SENIOR SECURITIES
======================================
NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
===========================================================
NONE


Item 5. OTHER INFORMATION
=========================
A shareholder who wishes to make a proposal at the 1999 Annual Meeting of Shareholders without complying with the requirements of the SEC's Rule 14a-8 (and therefore without including the proposal in the Company's proxy materials) should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by July 1, 1999. If a shareholder fails to give notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, as directed by the Company's management.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
========================================
(B) REPORTS ON FORM 8-K

16.1  FORM 8-K/A, FILED SEPTEMBER 25, 1998

16.2  FORM 8-K, FILED SEPTEMBER 17, 1998

16.3  FORM 8-K, FILED SEPTEMBER 17, 199





































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date  12/11/1998           By:  /s/  Jose G Chavez
                                     Jose G. Chavez, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                  Date

/s/ Jose G Chavez                                         12/11/1998
    Jose G. Chavez           Chairman of the Board of
                              Directors and President

/s/ Mitchell Kettrick                                     12/11/1998
    Mitchell Kettrick        Vice-President and Director


/s/ David Hill                                            12/11/1998
    David Hill               Chief Financial Officer


/s/ Ernesto Chavarria                                     12/11/1998
    Ernesto Chavarria        Director