Form 10QSB
period 1998-12-31
MSI HOLDINGS INC/
filed 1999-02-16
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 FOR THE FISCAL QUARTER ENDED   DECEMBER 31, 1998

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

Number of shares of common stock outstanding at DECEMBER 31, 1998:
13,127,989.














Part I: Financial Information Item 1:
Consolidated Financial Statements


Index to Consolidated Financial Statements         Page


Consolidated Balance Sheets                         3


Consolidated Statements of Operation                5


Consolidated Statements of Cash Flows               6


Consolidated Statements of Stockholders' Equity     9


Notes to Consolidated Financial Statements         11





































MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                    December 31         March 31
                                        1998               1998
                                    (unaudited)          (audited)

                                                 ASSETS
Current Assets
 Cash and Cash Equivalents         $    73,861        $    25,786
 Accounts Receivable - Trade           840,606            150,851
 Inventory                             312,300            285,023
 Short-Term Investment - restricted  1,350,000          1,350,000
 Other Receivables - Advances          171,647             86,961
                                     ---------          ---------
  Total Current Assets               2,748,414          1,898,621

Property, Plant, and Equipment
 (at cost) net                       1,487,640            800,831
                                     ---------          ---------
TOTAL ASSETS                       $ 4,236,054        $ 2,699,452
                                     =========          =========
































The accompanying notes are an integral part of these financial statements.


MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - continued

                                    December 31         March 31
                                        1998               1998
                                    (unaudited)          (audited)
                              LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
 Accounts Payable - Trade          $ 1,194,655        $   300,035
 Bank Line of Credit                 1,600,000          1,228,966
 Other Accrued Expenses                 97,314            169,336
 Current Maturities of
  Long-term Debt                       112,596            151,267
 Current Portion of Obligations
  Under Capital Leases                  94,005             41,097
 Other Notes Payable                   200,000            200,000
                                     ---------          ---------
  Total Current Liabilities          3,298,570          2,090,701
                                     ---------          ---------
Long Term Notes
 Notes Payable                         178,678            367,522
 Obligations under Capital
  Leases For Equipment                 290,605            149,560
                                     ---------          ---------
  Total Long Term Notes                469,283            517,082
                                     ---------          ---------

Total Liabilities                    3,767,853          2,607,783
                                     ---------          ---------
Stockholders Equity
 Preferred stock Series B; $5.30
  stated value; 400,000 shares
  authorized, issued & outstanding   2,120,000          2,597,000
 Preferred stock Series C; $10.60
  stated value; 9,340 shares
  authorized, issued & outstanding   1,000,004          1,050,004
 Preferred stock Series D; $10.60
  stated value; 266,340 shares
  authorized, issued & outstanding   2,823,204                  -
 Preferred stock Series E; $30.00
  stated value; 105,000 shares
  authorized, 51,975 issued &
  outstanding                        1,559,250
 Common stock at $.10 par value;
  50,000,000 authorized; 13,127,989
  and 11,518,571 shares issued
  and outstanding, respectively      1,312,799          1,150,685
 Additional paid-in capital          3,770,387          2,666,099
 Accumulated Deficit               (12,117,443)        (7,372,119)
                                     ---------          ---------
  Total Stockholders Equity            468,201             91,669
                                     ---------          ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY               $ 4,236,054        $ 2,699,452
                                     =========          =========

The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operation - (UNAUDITED)

                                     For the Three Months   For the Nine Months
                                     Ended December 31      Ended December 31
                                      1998        1997        1998       1997

Revenues:
 Hardware, Software & Peripherals $  249,156  $  212,013  $1,431,352 $1,350,810
 Service, Support & Integration      155,519     188,298     394,486    702,915
 Network Installation                940,958     319,950   1,115,704    685,771
                                   ---------   ---------   ---------  ---------
Net revenues                       1,345,633     720,261   2,941,542  2,739,496
                                   ---------   ---------   ---------  ---------
Cost of Goods Sold
 Hardware, Software & Peripherals    239,419     204,926   1,376,870    885,989
 Service, Support & Integration       59,393     122,394     150,511    456,896
 Network Installation                916,821     255,301   1,080,747    509,415
                                   ---------   ---------   ---------  ---------
Total cost of goods sold           1,215,633     582,621   2,608,128  1,852,300
                                   ---------   ---------   ---------  ---------
Gross Margin                         130,000     137,640     333,414    887,196

Selling, General & Administrative
 Salaries & benefits                 729,243     576,512   2,139,673  1,304,833
 Professional fees and consultants   562,359     164,392     973,699    328,451
 Occupancy                           127,158      70,345     325,369    158,845
 Depreciation                         65,000      49,720     171,991    149,160
 Vehicle expense                      50,995      30,210     125,427    109,061
 Other expense                       196,124     414,649     538,482    708,865
 Interest expense, net                11,642     165,835      41,035    202,342
 Provision for uncollectable               -      20,000    ( 35,000)    21,284
                                   ---------   ---------   ---------  ---------
Total selling, general and
 Administrative expenses           1,742,521   1,491,663   4,280,676  2,982,841
                                   ---------   ---------   ---------  ---------
Net Loss                          (1,612,521) (1,354,023) (3,947,262)(2,095,645)

Plus preferred stock dividends    (  104,140)          -  (  798,062)         -
                                   ---------   ---------   ---------  ---------
Net Loss available to
 common stockholders              (1,716,661) (1,354,023) (4,745,324)(2,095,645)
                                   =========   =========   =========  =========
Basic and diluted
       net loss per share          $   (0.14)  $   (0.13)  $   (0.39) $  (0.20)
                                   =========   =========   =========  =========
Basic and diluted weighted
  average number of shares
  Outstanding                     12,051,893  10,764,733  12,051,893 10,764,733
                                  ==========  ==========  ========== ==========




The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES (page 1 of 3)
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited) and
For the Nine Months Ended December 31, 1998 (unaudited)
                                    Preferred Stock
                      Series B          Series C          Series D
                  Shares    Amount   Shares   Amount   Shares   Amount
Balance
March 31, 1997         -          -       -          -       -          -
Common stock issued:
 Interest              -          -       -          -       -          -
 Compensation          -          -       -          -       -          -
 Preferred
  stock dividend       -          -       -          -       -          -
Preferred stock issued:
 Private
  Placement       420,000  2,226,000 99,057  1,050,004       -          -
 Senior Debt       70,000    371,000      -          -       -          -
Preferred stock
 dividend discount      -          -      -          -       -          -
Stock option for:
 compensation           -          -      -          -       -          -
 Placement agent        -          -      -          -       -          -
Cash received
 for uncertificated
 stock                  -          -      -          -       -          -
Common stock-
 Uncertificated
 Issued for note
 Receivable             -          -      -          -       -          -
Note receivable
 Offset against
 Common stock
 Subscribed             -          -      -          -       -          -
Net loss                -          -      -          -       -          -
                  -------  --------- ------  --------- -------  ---------
Balance
March 31, 1998    490,000 $2,597,000 99,057 $1,050,004
Preferred stock issued:
  Private
   Placement            -          -      -          - 279,657 $2,964,364
Common stock issued for:
 Rule 144 Stock
 Compensation           -          -      -          -       -          -
 Preferred
  stock dividend        -          -      -          -       -          -
 Class A Warrants
 Preferred stock
  conversion      (90,000)(  477,000)(4,717)(   50,000)(13,317)(  141,160)
Stock options for
 Placement agents       -          -      -          -       -          -
Net loss                -          -      -          -       -          -
Balance           -------  --------- ------  --------- -------  ---------
December 31,1998  400,000 $2,120,000 94,340 $1,000,004 266,340  2,823,204
                  =======  ========= ======  ========= =======  =========
The accompanying notes are an integral part of these financial Statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES (page 2 of 3)
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Nine Months Ended December 31, 1998 (Unaudited)
                                                                  Common Stock
                         Preferred Stock        Common Stock       Subscribed
                         Shares    Amount    Shares    Amount    Shares  Amount
Balance
March 31, 1997                -          - 10,764,733 $1,076,473      -       -
Common stock issued:
 Interest                     -          -     10,286     1,029       -       -
 Compensation                                 414,900    41,490       -       -
 Preferred
  stock dividend              -          -     23,742     2,374       -       -
Preferred stock issued:
 Private
  Placement                   -          -          -         -       -       -
 Senior Debt                                        -         -       -       -
Preferred stock
 dividend discount            -          -          -         -       -       -
Stock option for:
 compensation                 -          -          -         -       -       -
 Placement agent              -          -          -         -       -       -
Cash received
 for uncertificated
 stock                                        293,185    29,319       -       -
Common stock-
 Uncertificated
 Issued for note
 Receivable                   -          -          -         - 543,000 407,250
Note receivable
 Offset against
 Common stock
 Subscribed                   -          -                    (543,000)(407,250)
Net loss                      -          -          -         -      -        -
                         ------  ---------  ---------- --------- ------  ------
Balance
March 31, 1998                             11,506,846 1,150,685      -        -
Preferred stock issued:
  Private
   Placement             51,975 1,559,250           -         -      -        -
Common stock issued for:
 Rule 144 stock                                50,000     5,000      -        -
 Compensation                                  31,000     3,100      -        -
 Preferred
  stock dividend                               39,803     3,980      -        -
 Class A Warrants                             420,000    42,000      -        -
 Preferred stock
  conversion                  -         -   1,080,340   108,034
Stock options for
 Placement agents                                   -         -      -        -
Net loss                      -         -           -         -      -        -
Balance               --------- ---------  ---------- --------- ------  -------
December 31,1998         51,975 1,559,250  13,127,989 1,312,799      -        -
                      ========= =========  ========== ========= ======  =======
The accompanying notes are an integral part of these financial Statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES (page 3 of 3)
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Nine Months Ended December 31, 1998 (Unaudited)
                        Additional
                      (Discount on)    Accumulated
                     Paid-in Capital     Deficit         Total
Balance
March 31, 1997       $(1,046,058)     $(  133,999)   $(  103,584)
Common stock issued:
 Interest                  4,114                -          5,143
 Compensation            250,367                -        291,857
 Preferred
  stock dividend          56,294       (   58,668)             -
Preferred stock issued:
 Private
  Placement           (  975,641)               -      2,300,363
 Senior Debt                   -                -        371,000
Preferred stock
 dividend discount     3,412,502       (3,412,502)             -
Stock option for:
 compensation             93,750                -         93,750
 Placement agent         387,641                -        387,641
Cash received
 for uncertificated
 stock                   483,130                -        512,449
Common stock-
 Uncertificated
 Issued for note
 Receivable                    -                -        407,250
Note receivable
 Offset against
 Common stock
 Subscribed                    -                -     (  407,250)
Net loss                       -       (3,766,950)    (3,766,950)
                      ----------        ---------      ---------
Balance
March 31, 1998         2,666,099       (7,372,119)        91,669
Preferred stock issued:
  Private
   Placement          (1,402,631)               -      3,120,983
Common stock issued for:
 Rule 144 stock          582,500       (  534,500)        53,000
 Compensation            163,087                -        166,187
 Preferred
  stock dividend         259,582       (  263,562)             -
 Class A Warrants        291,900                         333,900
 Preferred stock
  conversion             560,126
Stock options for
 Placement agents        649,724                         649,724
Net loss                       -       (3,947,262)    (3,947,262)
Balance                ---------        ---------      ---------
December 31,1998       3,770,387      (12,117,443)       468,201
                       =========        =========      =========
The accompanying notes are an integral part of these financial Statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended March 31, 1998 (Audited) and
For the Nine Months Ended December 31, 1998 (unaudited)

                                        December 31,       March 31,
                                            1998              1998
Cash Flows from Operating
 Activities:
Net (Loss)                            $(3,947,262)      $(3,766,950)
Adjustments to reconcile net income
  to net cash, provided by operating
  activities:
 Depreciation expense                     171,991           178,892
 Stock issued for compensation            166,187           291,857
 Stock options issued for compensation          -            93,750
 Stock issued for interest                      -             5,143
 Change in accounts receivable         (  689,755)          832,062
 Change in inventory                   (   27,277)       (   19,569)
 Change in accounts payable               894,633        (  577,325)
 Change in accrued expenses            (   72,022)           57,775
Net Cash Provided by (used by)          ---------         ---------
 Operating Activities                  (3,503,505)       (2,904,365)
                                        ---------         ---------
Cash Flows from Investment Activities:
 Investment in property & equipment    (  604,238)       (  195,685)
 Purchase of short-term investment                       (1,350,000)
 Additional notes receivables                            (  142,265)
 Proceeds from notes receivables                            477,645
 Proceeds from other receivables                            162,793
 Additional other receivables          (   84,686)       (  121,341)
Net Cash provided by (Used by)          ---------         ---------
 Investing Activities                  (  688,924)       (1,168,853)
                                        ---------         ---------
Cash Flows from Financing Activities:
 Proceeds from Line of Credit             371,034           504,076
 Proceeds from other notes payable                          200,000
 Change in long term debt              (  227,515)       (  162,153)
 Payments in capital lease obligations (   60,609)       (   32,485)
 Proceeds from Private Placement        3,770,694         2,688,004
 Proceeds from issuance of common stock    53,000           512,450
 Proceeds from exercise of warrants       333,900                 -
 Proceeds from Senior Convertible Debt          -           371,000
Net Cash Provided by (Used by)          ---------         ---------
 Financing Activities                   4,240,504         4,080,892
                                        ---------         ---------
Net Increase in Cash                       48,075             7,674

Cash at Beginning of Period                25,786            18,112
                                        ---------         ---------
Cash at End of Period                 $    73,861       $    25,786
                                       ==========        ==========



The accompanying notes are an integral part of these financial Statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - continued
For the Year Ended March 31, 1998 (Audited) and
For the Nine Months Ended December 31, 1998 (unaudited)

                                        December 31,       March 31,
                                            1998              1998

Supplemental disclosures:
 Cash paid for interest            $       85,750       $   232,578

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for:
  Placement agent fees             $           --       $   156,000
Stock options:
 Compensation                                  --            93,750
 Placement agent fees                     649,724           387,641
Common stock issued for:
 Compensation                             166,187           291,857
 Interest on debt                              --             5,143
 Preferred stock dividends                263,562            58,668
Common stock subscribed for
  Note receivable                              --           407,250
Debt converted to preferred stock              --           371,000
Inventory received for notes                   --            84,394
Inventory converted to equipment           44,021                --
Discount on preferred stock               543,500         3,412,502
Capital lease obligations                 254,562                --

























The accompanying notes are an integral part of these financial Statements.



MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB/A on November 12, 1998 and the latest quarterly report filed with the SEC on form 10QSB/A on November 12, 1998. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods presented have been reflected here in. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1998 and the nine months ended December 31, 1998, as reported in the Form 10-KSB/A and Form 10QSB/A have been omitted.

Nature of Business and Organization:
MSI Holdings, Inc., (the Company),(formerly known as Micro-Media Solutions, Inc.), was organized under the laws of the State of Utah on April 15, 1969. On October 14, 1998, Micro-Media Solutions, Inc. changed its name to MSI Holdings, Inc. The Company has two wholly-owned subsidiaries, Micro-Media Solutions, Inc., a Texas corporation("MSI") and TeleVista, Inc., a Texas corporation, doing business as High Power.Net, ("TVI"). TVI was incorporated in August 1998 and has not yet commenced operations. The Company is publicly traded on the OTC Bulletin Board under the symbol "MSIA".

MSI is an Austin, Texas, based technology corporation formed to provide computer hardware, software programming, system support, maintenance, media duplication, kitting to the public and private sectors and to be a business solutions technology integrator with infrastructure design and implementation services. In addition, MSI provides computer networking services including system integration and local wide-area networks. MSI is certified by the State of Texas as a Historically Underutilized Business (HUB).

Going concern:
As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $3,947,262 for the nine month period ending December 31, 1998.As of December 31, 1998 the Company's current liabilities exceeded its current assets by $550,156. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund the expenses related to operations and capital improvements.








MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 (unaudited)

In November 1998 through February 1999, the Company received approximately
$2 million in partial completion of a private placement agreement of a newly created series of preferred stock (Series E), which proceeds have been used by the Company for operating expenses and remodeling the existing facility. Additional proceeds of approximately $1 million from the completion of the Series E private placement are expected by the end of March 1999. The closing of the Series E private placement will enable the Company to have sufficient funds to meet the its working capital and capital expenditures needs. Management has identified and closed substantial contracts with GTE and Siemens Nixdorf during the nine months ending December 31, 1998, and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend.

The Company is also negotiating with several investment banks for an additional $20 million private offering of the Company's securities to take place before the end of April 1999. These funds will be used to satisfy additional capital needs for expansion opportunities associated with the contracts identified above. In the event the Company is unable to complete the contemplated private placement, the Company will forego the Contract's expansion opportunities, reduce the number of employees and overhead expenses and concentrate its efforts on the Austin operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation:
The consolidated financial statements for the nine months ended December 31, 1998 and 1997 and as of March 31, 1998, include the accounts and transactions of the Company and MSI. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. The Company, however, did not have any material asset or liability accounts or account balances. With the exception of the Company's equity accounts and a deficit retained earnings, the significant account balances belong to MSI.

Cash and Cash Equivalents:
Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

Accounts Receivable:
The Company follows the allowance method of expensing accounts receivable when considered uncollectable. As of December 31, 1998 and March 31, 1998, management believes all accounts are collectible; and therefore, no allowance has been recorded. The financial statements include a $35,000 recovery of a previously written-off bad debt.

Inventory:
Inventory is valued at lower of cost, using the FIFO method (first-in/first-out), or market. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 (unaudited)

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






MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 (unaudited)

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

Financial Instruments:
Cash equivalents include highly liquid short-term investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to management as of December 31, 1998. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

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





MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 (unaudited)

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

During the nine months ended December 31, 1998 the Company received $53,000 for 5,000 shares of Series D preferred stock at 10.60 per share. Due to the Series D preferred stock being over subscribed, the company converted the 5,000 preferred shares to 50,000 shares of Rule 144 common stock. The discount on the 50,000 shares in the amount of $534,500 has been included as a dividend in the accompanying financial statements.

The Series D preferred stock can be converted to common stock. Therefore, a discount in the amount of $4,843,296 at December 31, 1998 has been realized. The discount is the difference in the intrinsic value of the common stock less the net proceeds from the series D preferred stock. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, the unrecognized discount in the amount of $4,843,296 will be recorded if and when the preferred stock is converted or the HUB status changes.

During the nine months ended December 31, 1998, Class A warrants were exercised for 420,000 shares of common stock at $0.795 per share in the amount of $333,900.



MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 (unaudited)

NOTE 2 - STOCKHOLDERS' EQUITY

In October 1998 the Company completed a private placement agreement with a group of accredited investors for the placement of 100,000 shares of Series E preferred stock, stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series E Stock). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. Also options to purchase 50,000 shares of common stock at $4.50 per share were issued as a part of the agreement.

In November 1998 the Company received $1,485,000 in exchange for 49,500 shares of Series E Stock. The Company paid $188,600 and issued 2,475 shares of
Series E Stock for placement agent fees. The common stock had a fair value of
 $6.375 to $6.75 per share at the grant dates resulting in $161,844 in placement agent fees.

Through February 1999, the Company had received $600,000 in exchange for 20,000 shares of Series E Stock. The Company paid $72,000 and issued 1,000 shares of Series E Stock for placement agent fees. The remaining 30,000 shares of Series E Stock will be funded by March 31, 1999.

Preferred stock dividends were paid with the issuance of common stock valued at the previous thirty day average closing bid price per share of common stock as follows:
                        COMMON
                        SHARES       AMOUNT
                        ------      --------
March 31, 1998          23,742      $ 58,668
June 30, 1998           10,224      $ 66,743
September 30, 1998      14,151      $ 92,679
December 31, 1998       15,428      $104,140

NOTE 3 - CONTINGENCY

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


MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998 (unaudited)

NOTE 3 - CONTINGENCY

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

Overview
========
Micro-Media Solutions, Inc. ("MSI"), the operating subsidiary of MSI Holdings, Inc. was created in 1993 in Austin, Texas, to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to the public and private sectors. MSI maintains certification as a minority-owned business enterprise and status as a Historically Underutilized Business ("HUB").

Among the principal costs to market and sell the Company's products are advertising and promotion costs, salaries and commissions, and general and administrative expenses. The Company's operating results may be subject to fluctuations on a quarterly and annual basis as a result of various factors, including, but not limited to, fluctuating market pricing for computer and semiconductor memory products, industry competition, seasonal government purchasing cycles, and working capital restrictions on manufacturing and production. Therefore, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

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





Recent Developments
===================
On July 27, 1998, MSI entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc. ("GTE") under which MSI agreed to lease a portion of their east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). On May 29, 1998, MSI entered into a 3 year subscription to GTE's Internet Advantage version 5.1 Connection Service granting MSI access to GTE's POP (the "Connection Service")(the Sublease and Connection Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of MSI is included in the Connection Service.
The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. MSI will lease connections to the POP for access to the GTE Internet network to other businesses. MSI will target companies that need direct, high-speed access to the Internet through turn-key collocation services for high volume (known as bandwidth) Internet web applications. Collocation is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting directly to Internet via the POP, MSI is able to eliminate the local loop, the weakest component in localized Internet connections. MSI will have the capacity to support over four thousand collocation rack spaces at its Austin, Texas facilities. These rack spaces will be used to host the network servers for MSI clients and provide those clients with direct access to the Internet. When fully implemented, these collocation services are expected to significantly increase The Company's revenues over the term of the Connection Service. The GTE Agreements provide the potential for The Company to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. The Company has remodeled a portion of its east Austin facility in preparation of supplying the Collocation service. It is anticipated that the requisite hardware will be operational in February 1999.

In July 1998, MSI began providing systems integration, warehousing, systems configuration and other fulfillment services for Siemens-Nixdorf Information Systems, Inc. ("Siemens-Nixdorf") for Point of Sale ("POS") systems and Automated Teller Machines for Siemens-Nixdorf's customers such as Sears-Roebuck, and Bealls department stores (the "Siemens-Nixdorf Agreement"). This agreement provides that Siemens-Nixdorf will store its inventory at MSI, and will charge Siemens-Nixdorf for various systems integration services.
This arrangement provides The Company with a revenue stream without a significant working capital commitment.

The Company formed TeleVista, Inc., a wholly owned subsidiary ("TVI") in September of 1998 to run the electronic commerce business for the on-line sale of hardware and software over the Internet through the use of a secure server. Secure servers allow for the accelerated receipt of funds through credit card payments for hardware and software purchases made through their web sites operated by it. TVI had no operations at December 31, 1998.








Results of Operations
=====================
Three Months Ended December 31, 1998 Compared with December 31, 1997
======================================================================
Revenues for the quarter ended December 31, 1998 of $1,345,633 increased $625,372 or 86.8% from the $720,261 recorded in the quarter ended December 31, 1997. This increase is a combination of an increase of $37,143 in Hardware, Software & Peripherals (HSP) revenues; decrease of $32,779 in Service, Support & Integration (SSI) revenues; and an increase of $621,008 in Network Installation (NI) revenues.

The 17.5% increase in HSP revenues of $37,143 is a reflection of the normal fluctuations in sales of HSP products.

The 17.4% decrease in SSI revenues of $32,779 is a of a reduction in the scope of work on a several contracts. New revenue sources for SSI are being developed to replace the reduction in revenues. As described in the "Recent Developments" section above, the Company has signed a contract with Siemens-Nixdorf to supplement its SSI revenues. Other decreases in SSI revenues relate to normal fluctuations in service requests from customers that occur throughout the year.

The 94% increase in NI revenues of $621,008 relates to specific significant school district network installation contracts that were in place during each quarter. During the quarter ended December 31, 1997 MSI was finishing a contract for Hereford ISD. During the quarter ended December 31, 1998, MSI completed a major portion of the work for an installation of a network system under a contract with San Felipe Del Rio CISD.

Cost of goods sold, (COGS), for the quarter ended December 31, 1998 increased $633,012 or 108.6% to $1,215,633 compared to the quarter ended December 31, 1997 representing 90.3% of revenue resulting in a margin of 9.7%. Cost of Goods Sold for the quarter ended December 31, 1997 was $582,621 or 80.9% of revenue resulting in a margin of 19.1%. The decrease in margins is a combination of an increase in COGS for HSP in the amount of $34.493 and a decrease in COGS for SSI in the amount of $63,001 and an increase in COGS for NI in the amount of $661,520.

COGS as a percentage of revenues for HSP was 96.1% for the quarter ended December 31, 1998 resulting in a margin of 4.9% compared to a margin of 3.3% for the quarter ended December 31, 1997. The low margins on HSP revenues is due to market pressure to lower prices on HSP products from the Company's competitors and customers including the result of the competitive bidding process required for sales to public entities.

COGS as a percentage of revenues for SSI was 38.2% for the quarter ended December 31, 1998 resulting in a margin of 61.8% compared to a margin of 35.0% for the quarter ended December 31, 1997. The increase in margins is a result of MSI obtaining an SSI contract with Siemens Nixdorf for system integration. This contract requires that Siemens Nixdorf supply all hardware and software products to be integrated into the systems. Additional increases in margins are a result of a contract to install Texas State Lottery vending machines in retail businesses. This contract requires the lottery contractor to supply all hardware cost.



COGS as a percentage of revenues for NI was 97.4% for the quarter ended December 31, 1998 resulting in a margin of 2.6% compared to a margin of 20.2% for the quarter ended December 31, 1997. The decrease in margins relate to specific significant school district network installation contracts that were in place during each quarter. During the nine months ending December 31, 1998 MSI received a contract of approximately $700,000 with San Felipe Del Rio CISD (Del Rio) for network system installation. The margin on this contract was less due to competitive bidding required by public entities. Additional contracts with Del Rio were received, subsequently, that allow the opportunity for increased overall margins. Aggregate contracts and purchase orders with Del Rio are now in excess of $1 million.

Selling, General and Administrative Expenses for the quarter ended December 31, 1998 of $1,742,521 represents 129.5% of Revenues. The 1998 amount represents an increase over the quarter ended December 31, 1997 of $250,858 or 16.8%. Approximately $153,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer collocation services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $398,000 is largely attributable the reporting requirements associated with being a public company and fees paid for technical consulting related to the design and implementation of the Collocation services described in the "Recent Developments" section above. Occupancy expense increased approximately $57,000 due to facility expansion and increased staffing. Interest expense decreases of $154,000 is a result of a reduction in late fees and interest charged on past due invoices and decrease line of credit usage.

Nine Months Ended December 31, 1998 Compared with December 31, 1997
====================================================================
Revenues for the nine months ended December 31, 1998 of $2,941,542 increased $202,046 or 7.4% from the $2,739,496 recorded in the nine months ended December 31, 1997. This increase is a combination of an increase of $80,542 in HSP revenues; a decrease of $308,429 in SSI revenues and an increase of $429,933 in NI revenues.

The nominal increase of $80,542 in HSP revenues reflects normal fluctuations in sale of HSP products.

The $308,429 decrease in SSI revenues relates to a reduction in the scope of work on two contracts. Revenues on a contract for the installation and servicing of lottery machines decreased approximately $328,000 from the nine months ended December 31, 1997 compared to the December 31, 1998 period. Other decreases in revenues were on a contract for the City of Austin of approximately $64,000 from the nine months ended December 31, 1997 compared to December 31, 1998 period. Increases in SSI revenues of approximately $84,000 are attributed to new contracts received from Siemens Nixdorf and the State of Texas lottery contractor.

The $429,933 decrease in NI revenues relates to specific significant school district network installation contracts that were in place during each period. During the nine months ended December 31, 1997 MSI was finishing on a contract for Hereford ISD which started in April 1997. During the nine months ended December 31, 1998, MSI began the installation of a network system under a contract with San Felipe Del Rio CISD. This contract was executed in July 1998 with installation beginning in August 1998.

Cost of goods sold for the nine months ended December 31, 1998 increased $755,828 or40.8% to $2,608,128 compared to the nine months ended December 31, 1997 representing 88.7% of revenue resulting in a margin of 11.7%. Cost of goods sold for the nine months ended December 31, 1997 was $1,852,300 or 67.6% of revenue resulting in a margin of 32.4%. The decrease in margins is a combination of an increase in COGS for HSP in the amount of $490,881 and decrease in COGS for SSI in the amount of $306,385 and an increase in COGS for NI in the amount of $571,332.

COGS as a percentage of revenues for HSP was 96.2% for the nine months ended December 31, 1998 resulting in a margin of 3.8% compared to a margin of 65.6% for the nine months ended December 31, 1997. The decreasing margins are due to market pressure to lower prices on HSP products from the Company's competitors and customers including the result of the competitive bidding process required for sales to public entities. Contributing to the lower margins for 1998 were sales made below cost as a result of poor estimating of cost by MSI. Procedures are now in place to insure profitable margins on HSP sales.

COGS as a percentage of revenues for SSI was 38.2% for the nine months ended December 31, 1998 resulting in a margin of 61.8% compared to a margin of 35.0% for the nine months ended December 31, 1997. The increase in margins is a result of MSI obtaining an SSI contract with Siemens Nixdorf for system integration. This contract requires that Siemens Nixdorf supply all hardware and software products to be integrated into the systems. Additional decreases in COGS are a result of a contract to install Texas State Lottery vending machines in retail businesses. This contract requires the lottery contractor to supply all hardware cost.

COGS as a percentage of revenues for NI was 96.9% for the nine months ended December 31, 1998 resulting in a margin of 3.1% compared to a margin of 25.7% for the nine months ended December 31, 1997. The decrease in margins relate to specific significant school district network installation contracts that were in place during each quarter. During the quarter ending December 31, 1998 MSI received a contract of approximately $700,000 with San Felipe Del Rio CISD for network system installation. The margin on this contract was less due to competitive bidding required by public entities. Additional contracts with Del Rio were received, subsequent to December 31, 1998, that allow the opportunity for increased overall margins. Aggregate contracts and purchase orders with Del Rio are now in excess of $1 million.

Selling, General and Administrative Expenses for the nine months ended December 31, 1998 of $4,280,676 represents 145.5% of Revenues. The 1998 amount represents an increase over the nine months ended December 31, 1997 of $1,297,835 or 43.5%. Approximately $835,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer collocation services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $645,000 is attributable to the reporting requirements associated with being a public company and fees paid for technical consulting related to the design and implementation of the Collocation services described in the "Recent Developments" section above. Occupancy expense increased approximately $167,000 due to facility expansion and increased staffing. Interest expense decreases of $154,000 is a result of a reduction in late fees and interest charged on past due invoices and decrease line of credit usage.

Going Concern Issues
====================
The Company's significant historical losses raise a doubt as to the Company's ability to continue as a going concern. The Company plans to address the going concern issues described in the notes to the financial statements through an additional private placement of series E preferred stock and from substantial contracts signed during fiscal year ending March 31, 1999, which will provide sufficient working capital and cash flows for the next twelve month period. However, there can be no assurance that the Company will be able to secure such additional capital or that the contracts will generate sufficient cash flows or working capital. Subsequent to March 31, 1998, the Company received $2.8 million dollars in proceeds from Private Placement Phase III (as defined) that have been used to retire debt, decrease past due accounts payable and for operating expenses. The Company has completed arrangements with a private investment group for a private placement of a newly created series E of preferred stock with net proceeds to the Company of approximately $2.6 million to take place in November 1998 through March 1999. Approximately 1.3 million was received in November 1998 on the Series E private placement with the balance to be received through March 1999.

Management, based upon expressions of interest, estimated growth and facility capacities, believes that its contracts with GTE and Siemens Nixdorf (the "Contracts") have the possibility of producing revenues of approximately
$8 million during the next twelve month period. Management further anticipates the contracts to yield approximately 10% of revenues as net income. The Company has purchased the required equipment with capital leases as of September 30, 1998, and will begin operations under the contracts by February 1999. The proceeds from the Series E Preferred will allow the Company to remodel the existing facility and continue operations through the end of the current fiscal year, by which point it is anticipated that the contracts will be generating positive cash flow and adequate working capital.

The Company is also negotiating with investment bankers for an additional $20 million private placement to be completed before the end of April 1999. These funds will be used to satisfy additional capital needs for expansion opportunities associated with the Contracts. In the event the Company is unable to complete the contemplated $20 million private placement, the Company will forego the Contracts' expansion opportunities, reduce the number of employees and overhead expenses and concentrate its efforts on the Austin operations.

Liquidity and Capital Resources

===============================
On November 18, 1997, the Company received $2,120,000 upon completion of a private placement whereby 400,000 of Series B Preferred were sold to Entrepreneurial Investors, Ltd. ("EIL") for $5.30 per share. On February 4, 1998, the Company received $1,000,000 completing a second private placement whereby 94,340 shares of Series C Preferred were sold to EIL for a purchase price of $10.60 per share. By July, 1998, the Company received $2,964,364 completing a third private placement, whereby 279,657 shares of Series D Preferred were sold to fourteen investors for a purchase price of $10.60 per share. In November 1998 the Company received $1,485,000 in exchange for 49,500 shares of Series E Stock. The Company paid $188,600 and issued 2,475 shares of Series E Stock for placement agent fees. Through February 1999, the Company had received $600,000 in exchange for 20,000 shares of Series E Stock. The Company paid $72,000 and issued 1,000 shares of Series E Stock for placement agent fees. The remaining 30,000 shares of Series E Stock will be funded by March 31, 1999.

For the nine months ended December 31, 1998 and the year ended March 31,1998, the Company's total assets were $4,236,054 and $2,699,452 respectively, with liabilities of $3,767,853 and $2,607,783, respectively. Current assets of $2,748,414 and $1,898,621 represent 120.0% and 90.8% of current liabilities of $3,298,570 and $2,090,701. Deterioration of the Company's cash position is a result of the Company's continuing operating losses. See "Going Concern" in
Note 1 to the financial statements above. The Company's liabilities of $3,767,853 at December 31,1998 consist of $1,600,000 of a fully secured credit line, $1,698,570 of current liabilities and $469,283 of long-term liabilities.

Net shareholders equity as of December 31, 1998 and March 31, 1998 was $468,201 and $91,669, respectively. During the year ended March 31, 1998, and the nine months ended December 31, 1998, the Company completed private placements of Series B Stock, Series C Stock and Series D Stock. The Series E Stock private placement was partially completed through December 31, 1998 with the Company receiving $1,485,000 in exchange for 49,500 shares of Series E Stock. Receipt of these funds enabled the Company to fund its operations, reduce its outstanding debt and pay off past due accounts payable.

Subsequent to December 31, 1998, the Company received an additional $600,000 in exchange for 20,000 shares of Series E Stock. The Company expects to receive an additional $900,000 in exchange for 30,000 shares of Series E Stock by March 31, 1999 to complete the Series E placement.

During the nine months ended December 31, 1998, working capital decreased $358,076 from March 31, 1998. The balances of its accounts payables, accrued expenses and accounts receivables were increased as a result increased sales and the resulting increase in related accounts. At December 31, 1998, the Company had a working capital deficit of ($550,156) compared to a working capital deficit of ($192,080) at March 31, 1998. The Company was current on all significant accounts payable at December 31, 1998. As of March 31, 1998 the Company was more than 30 days past due on $170,000 or 57% of its accounts payable. The Company's account receivables at December 31, 1998 include approximately $465,000 from the Del Rio Consolidated School District. This amount was subsequently collected.

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












Year 2000 Issues
================
As with other companies, the Company has initiated a program to study the impact on its computer system in order to be Year 2000 compliant. This study involved identifying any modifications or replacements of certain hardware and software maintained by the Company. The study has been completed. The company has identified the computer systems that will require either modification, upgrade or replacement. Implementation of the Company's Year 2000 plan should be completed by June 30, 1999. The Company anticipates that in-house personnel will be primarily responsible for completing these tasks and that the costs will be insignificant. As such, the Company believes that the planned modifications, upgrades and replacements of existing systems will be completed in a timely fashion to assure Year 2000 compliance, and any related cost will not have a material impact on the Company's results of operations, cash flows, or financial conditions in future periods. The Company has budgeted for $25,000 to address these expenses. In addition, the Company is also taking actions to assure that its customers and vendors are taking steps to remedy their Year 2000 issues. The Company is not incurring any unique risks in connection with Year 2000 issues. It is however subject to the risk that information and financial resources may be temporarily unavailable. This societal risk may temporarily disrupt cash flows worldwide. The Company believes that by becoming, and assisting its clients and vendors to become, Year 2000 compliant it is likely to circumvent that threat. The Company expects to be Year 2000 compliant March 31, 1999. If compliance is not achieved by that date, the Company will reallocate resources, as necessary, to ensure compliance within six months, thereafter.

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

The Company's former Chief Financial Officer, David Hill, is no longer employed by the Company and is pursuing other business interests.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
========================================
(B) REPORTS ON FORM 8-K

None





































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date  02/15/1999           By:  /s/  Jose G Chavez
                                     Jose G. Chavez, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                  Date

/s/ Jose G Chavez                                         02/15/1999
    Jose G. Chavez           Chairman of the Board of
                              Directors and President

/s/ Mitchell Kettrick                                     02/15/1999
    Mitchell Kettrick        Vice-President and Director


/s/ Ernesto Chavarria                                     02/15/1999
    Ernesto Chavarria        Director


/s/ Daniel Dornier                                        02/15/1999
    Daniel Dornier           Director


/s/ Blandina Cardenas                                     02/15/1999
    Blandina Cardenas        Director


/s/ Stephen Hoelscher                                     02/15/1999
    Stephen Hoelscher        Controller and
                             Chief Accounting Officer