Form 10QSB/A
period 1998-12-31
MSI HOLDINGS INC/
filed 1999-06-14
CIK 68619

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [(X) NO] ( )     (2) Yes (X) No ( )

Number of shares of common stock outstanding at DECEMBER 31, 1998:
13,177,989.

Part I: Financial Information Item 1:
Consolidated Financial Statements

Index to Consolidated Financial Statements         Page

Consolidated Balance Sheets                         3


Consolidated Statements of Operation                5


Consolidated Statements of Cash Flows               6


Consolidated Statements of Stockholders' Equity     9


Notes to Consolidated Financial Statements         11

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                           December 31        March 31
                                              1998              1998
                                           (unaudited)        (audited)
                                                     ASSETS
Current Assets
 Cash and Cash Equivalents                  $   73,861       $   25,786
 Accounts Receivable - Trade                   840,606          150,851
 Inventory                                     312,300          285,023
 Short-Term Investment - restricted          1,350,000        1,350,000
 Other Receivables - Advances                  171,647           86,961
                                            ----------       ----------
  Total Current Assets                       2,748,414        1,898,621

Property, Plant, and Equipment
 (at cost) net                               1,487,640          800,831
                                            ----------       ----------
TOTAL ASSETS                                $4,236,054       $2,699,452
                                            ==========       ==========


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets - continued

                                                 December 31        March 31
                                                    1998              1998
                                                 (unaudited)        (audited)
                         LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Accounts Payable - Trade                        $  1,194,655      $    300,035
 Bank Line of Credit                                1,600,000         1,228,966
 Other Accrued Expenses                                97,314           169,336
 Current Maturities of
  Long-term Debt                                      112,596           151,267
 Current Portion of Obligations
  Under Capital Leases                                 94,005            41,097
 Other Notes Payable                                  200,000           200,000
                                                 ------------      ------------
  Total Current Liabilities                         3,298,570         2,090,701
                                                 ------------      ------------
Long Term Notes
 Notes Payable                                        178,678           367,522
 Obligations under Capital
  Leases For Equipment                                290,605           149,560
                                                 ------------      ------------
  Total Long Term Notes                               469,283           517,082
                                                 ------------      ------------
Total Liabilities                                   3,767,853         2,607,783
                                                 ------------      ------------
Stockholders Equity
 Preferred stock Series B; $5.30
  stated value; 400,000 shares
  authorized, issued & outstanding                  2,120,000         2,597,000
 Preferred stock Series C; $10.60
  stated value;  94,340 shares
  authorized, issued & outstanding                  1,000,004         1,050,004
 Preferred stock Series D; $10.60
  stated value;  261,340 shares
  authorized, issued & outstanding                  2,770,204                --
 Preferred stock Series E; $30.00
  stated value; 105,000 shares
  authorized, 51,975 issued &
  outstanding                                       1,559,250
 Common stock at $.10 par value;
  50,000,000 authorized; 13,127,989
  and 11,518,571 shares issued
  and outstanding, respectively                    1,317,799          1,150,685
 Additional paid-in capital                        3,818,387          2,666,099
 Accumulated Deficit                              (12,117,443)       (7,372,119)
                                                 ------------      ------------
  Total Stockholders Equity                           468,201            91,669
                                                 ------------      ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS EQUITY                             $  4,236,054      $  2,699,452
                                                 ============      ============



The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operation - (UNAUDITED)

                                          For the Three Months             For the Nine Months
                                            Ended December 31               Ended December 31
                                          1998            1997            1998            1997
Revenues:
 Hardware, Software & Peripherals     $    249,156    $    212,013    $  1,431,352    $  1,350,810
 Service, Support & Integration            155,519         188,298         394,486         702,915
 Network Installation                      940,958         319,950       1,115,704         685,771
                                      ------------    ------------    ------------    ------------
Net revenues                             1,345,633         720,261       2,941,542       2,739,496
                                      ------------    ------------    ------------    ------------
Cost of Goods Sold
 Hardware, Software & Peripherals          239,419         204,926       1,376,870         885,989
 Service, Support & Integration             59,393         122,394         150,511         456,896
 Network Installation                      916,821         255,301       1,080,747         509,415
                                      ------------    ------------    ------------    ------------
Total cost of goods sold                 1,215,633         582,621       2,608,128       1,852,300
                                      ------------    ------------    ------------    ------------
Gross Margin                               130,000         137,640         333,414         887,196

Selling, General & Administrative
 Salaries & benefits                       729,243         576,512       2,139,673       1,304,833
 Professional fees and consultants         562,359         164,392         973,699         328,451
 Occupancy                                 127,158          70,345         325,369         158,845
 Depreciation                               65,000          49,720         171,991         149,160
 Vehicle expense                            50,995          30,210         125,427         109,061
 Other expense                             196,124         414,649         538,482         708,865
 Interest expense, net                      11,642         165,835          41,035         202,342
 Provision for uncollectable                    --          20,000         (35,000)         21,284
                                      ------------    ------------    ------------    ------------
Total selling, general and
 Administrative expenses                 1,742,521       1,491,663       4,280,676       2,982,841
                                      ------------    ------------    ------------    ------------
Net Loss                                (1,612,521)     (1,354,023)     (3,947,262)     (2,095,645)

Plus preferred stock dividends            (104,140)             --        (798,062)             --
                                      ------------    ------------    ------------    ------------
Net Loss available to
 common stockholders                    (1,716,661)     (1,354,023)     (4,745,324)     (2,095,645)
                                      ============    ============    ============    ============
Basic and diluted
       net loss per share             $      (0.14)   $      (0.13)   $      (0.39)   $      (0.20)
                                      ============    ============    ============    ============
Basic and diluted weighted
  average number of shares
  Outstanding                           12,056,060      10,764,733      12,051,893      10,764,733
                                      ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES (page 1 of 3)
Consolidated Statements of Stockholders' Equity
For the Year Ended March 31, 1998 (Audited) and
For the Nine Months Ended December 31, 1998 (unaudited)

                                                                    Preferred Stock
                                         Series B                       Series C                        Series D
                                 Shares           Amount         Shares          Amount          Shares          Amount
Balance
March 31, 1997                       --              --              --              --              --              --
Common stock issued:
 Interest                            --              --              --              --              --              --
 Compensation                        --              --              --              --              --              --
 Preferred
  stock dividend                     --              --              --              --              --              --
Preferred stock issued:
 Private
  Placement                     420,000       2,226,000          99,057       1,050,004              --              --
 Senior Debt                     70,000         371,000              --              --              --              --
Preferred stock
 dividend discount                   --              --              --              --              --              --
Stock option for:
 compensation                        --              --              --              --              --              --
 Placement agent                     --              --              --              --              --              --
Cash received
 for uncertificated
 stock                               --              --              --              --              --              --
Common stock-
 Uncertificated
 Issued for note
 Receivable                          --              --              --              --              --              --
Note receivable
 Offset against
 Common stock
 Subscribed                          --              --              --              --              --              --
Net loss                             --              --              --              --              --              --
                           ------------    ------------    ------------    ------------    ------------    ------------
Balance
March 31, 1998                  490,000    $  2,597,000          99,057    $  1,050,004              --              --
Preferred stock issued:
  Private
   Placement                         --              --              --              --         279,657    $  2,964,364
Common stock issued for:
 Rule 144 Stock
 Compensation                        --              --              --              --              --              --
 Preferred
  stock dividend                     --              --              --              --              --              --
 Class A Warrants
 Preferred stock
  conversion                    (90,000)       (477,000)         (4,717)        (50,000)        (18,317)       (194,160)
Stock options for
 Placement agents                    --              --              --              --              --              --
Net loss                             --              --              --              --              --              --
Balance                              --              --              --              --              --              --
December 31,1998                400,000    $  2,120,000          94,340    $  1,000,004         261,340    $  2,770,204
                           ============    ============    ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES (page 2 of 3)
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Nine Months Ended December 31, 1998 (Unaudited)

                                        Preferred Stock                                           COMMON STOCK
                                           SERIES E                   Common Stock                 Subscribed
                                    Shares         Amount        Shares         Amount        Shares          Amount

Balance
March 31, 1997                           --             --     10,764,733   $  1,076,473             --              --
Common stock issued:
 Interest                                --             --         10,286          1,029             --              --
 Compensation                            --             --        414,900         41,490             --              --
 Preferred
  stock dividend                         --             --         23,742          2,374             --              --
Preferred stock issued:
 Private
  Placement                              --             --             --             --             --              --
 Senior Debt
Preferred stock
 dividend discount                       --             --             --             --             --              --
Stock option for:
 compensation                            --             --             --             --             --              --
 Placement agent                         --             --             --             --             --              --
Cash received
 for uncertificated
 stock                                   --             --        293,185         29,319             --              --
Common stock-
 Uncertificated
 Issued for note
 Receivable                              --             --             --             --        543,000         407,250
Note receivable
 Offset against
 Common stock
 Subscribed                              --             --             --             --       (543,000)       (407,250)
Net loss                                 --             --             --             --             --              --
                               ------------   ------------   ------------   ------------   ------------    ------------
Balance
March 31, 1998                                                 11,506,846      1,150,685             --              --
Preferred stock issued:
  Private
   Placement                         51,975      1,559,250             --             --             --              --
Common stock issued for:
 Rule 144 stock                                                    50,000          5,000             --              --
 Compensation                                                      31,000          3,100             --              --
 Preferred
  stock dividend                                                   39,803          3,980             --              --
 Class A Warrants                                                 420,000         42,000             --              --
 Preferred stock
  conversion                             --             --      1,130,340        113,034             --              --
Stock options for
 Placement agents                                                      --             --             --              --
Net loss                                 --             --             --             --             --              --
Balance                        ------------   ------------   ------------   ------------   ------------    ------------
December 31,1998                     51,975      1,559,250     13,177,989      1,317,799             --              --
                               ============   ============   ============   ============   ============    ============



The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARIES (page 3 of 3)
Consolidated Statements of Stockholders' Equity - continued
For the Year Ended March 31, 1998 (Audited), and
For the Nine Months Ended December 31, 1998 (Unaudited)

                                Additional
                               (Discount on)    Accumulated
                              Paid-in Capital     Deficit          Total
Balance
March 31, 1997                 $ (1,046,058)   $   (133,999)   $   (103,584)
Common stock issued:
 Interest                             4,114              --           5,143
 Compensation                       250,367              --         291,857
 Preferred
  stock dividend                     56,294         (58,668)             --
Preferred stock issued:
 Private
  Placement                        (975,641)             --       2,300,363
 Senior Debt                             --              --         371,000
Preferred stock
 dividend discount                3,412,502      (3,412,502)             --
Stock option for:
 compensation                        93,750              --          93,750
 Placement agent                    387,641              --         387,641
Cash received
 for uncertificated
 stock                              483,130              --         512,449
Common stock-
 Uncertificated
 Issued for note
 Receivable                              --              --         407,250
Note receivable
 Offset against
 Common stock
 Subscribed                              --              --        (407,250)
Net loss                                 --      (3,766,950)     (3,766,950)
                               ------------    ------------    ------------
Balance
March 31, 1998                    2,666,099      (7,372,119)         91,669
Preferred stock issued:
  Private
   Placement                     (1,402,631)             --       3,120,983
Common stock issued for:
 Rule 144 stock                     582,500        (534,500)         53,000
 Compensation                       163,087              --         166,187
 Preferred
  stock dividend                    259,582        (263,562)             --
 Class A Warrants                   291,900              --         333,900
 Preferred stock
  conversion                        608,126              --              --
Stock options for
 Placement agents                   649,724              --         649,724
Net loss                                 --      (3,947,262)     (3,947,262)
Balance                                  --              --              --
December 31,1998                  3,818,387     (12,117,443)        468,201
                               ============    ============    ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended March 31, 1998 (Audited) and
For the Nine Months Ended December 31, 1998 (unaudited)


                                                      December 31,      March 31,
                                                          1998            1998
Cash Flows from Operating
 Activities:
Net (Loss)                                           $ (3,947,262)   $ (3,766,950)
Adjustments to reconcile net income
  to net cash, provided by operating
  activities:
 Depreciation expense                                     171,991         178,892
 Stock issued for compensation                            166,187         291,857
 Stock options issued for compensation                         --          93,750
 Stock issued for interest                                     --           5,143
 Change in accounts receivable                           (689,755)        832,062
 Change in inventory                                      (27,277)        (19,569)
 Change in accounts payable                               894,633        (577,325)
 Change in accrued expenses                               (72,022)         57,775
Net Cash Provided by (used by                        ------------    ------------
 Operating Activities                                  (3,503,505)     (2,904,365)
                                                     ------------    ------------
Cash Flows from Investment Activities:
 Investment in property & equipment                      (604,238)       (195,685)
 Purchase of short-term investment                     (1,350,000)
 Additional notes receivables                                  --        (142,265)
 Proceeds from notes receivables                               --         477,645
 Proceeds from other receivables                               --         162,793
 Additional other receivables                             (84,686)       (121,341)
Net Cash provided by (Used by)                                 --              --
 Investing Activities                                    (688,924)     (1,168,853)
                                                     ------------    ------------
Cash Flows from Financing Activities:
 Proceeds from Line of Credit                             371,034         504,076
 Proceeds from other notes payable                        200,000
 Change in long term debt                                (227,515)       (162,153)
 Payments in capital lease obligations (60,609)           (32,485)
 Proceeds from Private Placement                        3,770,694       2,688,004
 Proceeds from issuance of common stock                    53,000         512,450
 Proceeds from exercise of warrants                       333,900              --
 Proceeds from Senior Convertible Debt                         --         371,000
Net Cash Provided by (Used by)                       ------------    ------------
 Financing Activities                                   4,240,504       4,080,892
                                                     ------------    ------------
Net Increase in Cash                                       48,075           7,674
Cash at Beginning of Period                                25,786          18,112
                                                     ------------    ------------
Cash at End of Period                                $     73,861    $     25,786
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

Subsequent Events
=================

         As of March 23, 1999, MSI has been certified by GTE's BBN Professional Services as meeting their technology and service quality standards for network architecture, security architecture and facilities design. MSI is the first company to receive this certification. Throughout the last half of fiscal year 1999, MSI, in conjunction with GTE's BBN Professional Services consultants designed and implemented the Internet Accelerator Portal ("IAPTM"). The IAPTM accelerates end-to-end Internet connectivity, increasing the user's proximity and access speed to the Internet's content through direct connection via the POP. This allows direct access to virtually unlimited bandwidth on demand and eliminates the need for costly local loop circuits. End-users access high speed connectivity services by taking advantage of Digital Subscriber Line ("DSL") technology. In May 1999, MSI formed an alliance with Southwestern Bell to provide Southwestern Bell's DSL service ("the Southwestern Bell DSL Reseller's Agreement"). As an authorized reseller of Southwestern Bell's DSL service, MSI will offer its customers (Internet Service Providers ("ISPs") and other resellers) the opportunity to leverage Southwestern Bell's broadband technology and provide them with high speed links, increased bandwidth and Asynchronous Transfer Mode, a cell-based switching technology designed for broadband transmission of voice, data and video. The combined IAP(TM), BBN Certification and DSL Agreement, when operational, will enable MSI's customers to access the Internet or corporate networks up to 200 times faster than conventional analog modems.

Subsequent to December 31, 1998, an additional 8,624,027 shares of Common Stock were issued comprised as follows. During the last quarter of fiscal year ended March 31, 1999: (i) 94,340 shares of Series C Preferred were converted to 943,400 shares of Common Stock; (ii) 65,000 shares of Series D Preferred were converted to 650,000 shares of Common Stock; and (iii) 23,027 shares of Common Stock were issued as dividends for the Series B, C, D, and E Preferred. Subsequent to March 31, 1999: (i) 399,995 shares of Series B Preferred were converted to 3,999,950 shares of Common Stock; (ii) 176,335 shares of Series D Preferred were converted to 1,763,350 shares of Common Stock; and (iii) 124,430 shares of Series E Preferred were converted to 1,244,300 shares of Common Stock.

On February 22, 1999, the Company hired Glenn Birk as Vice President of Sales and he was subsequently named an officer of the Company. Mr. Birk has over 9 years of experience in sales at NCR, AT&T, Lawson Software, and BBN/GTE. Prior to joining MSI, Mr. Birk was an Account Executive for BBN/GTE and was recognized as the company's sixth leading sales representative for 1998. Mr. Birk holds a Bachelors of Business Administration degree in Marketing from the University of Texas at Austin. Mr. Birk's employment is currently not the subject of an employment contract.

As of March 24, 1999, Roger M. Lane became the Company's Chief Operating Officer pursuant to an employment agreement between Mr. Lane and the Company (the "Lane Agreement"). The Lane Agreement provides for an annual salary of $120,000 and reimbursement of ordinary, necessary and documented business expenses. In addition, the Lane Agreement provides for a stock option to purchase up to 450,000 shares of Common Stock vesting as follows: (i) options to purchase 100,000 shares of Common Stock will vest at six months after the grant date of March 24, 1999; (ii) options to purchase an additional 110,000 shares of Common Stock will vest on the first anniversary of the grant date; and (iii) options to purchase 120,000 shares will vest on each of the second and third anniversary of the grant date. The agreement is terminable by either party. Mr. Lane has more than 20 years of experience in operations and logistics management in the computer, copier, and software industries. Prior to joining MSI, Mr. Lane was the Chief Operating Officer at Techworks, Inc. in Austin, Texas. Prior to that, Mr. Lane was Vice-President of Operations at Ashton-Tate Corporation in Torrance, California and Vice-President of Logistics at Intellogic Trace, Inc. and Datapoint Corporation, both of San Antonio Texas. He holds a Bachelors of Science degree in Mechanical Engineering from the University of Maine at Orono, and a Masters of Science degree in Management (Inventory and Production Control) from Rensselaer Polytechnic Institute, Troy, New York.

         As of March 31, 1999, the Company has agreed to settle its lawsuits related to the Company's relationship with a former consultant, Kenneth O'Neal ("O'Neal") and a firm which he controls, Argus Management, Inc. ("Argus"). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. The Company vigorously defended this lawsuit and filed a related suit against O'Neal and Argus in Travis County, Texas on February 6, 1998, alleging fraud, usury in connection with the promissory notes, and seeking an order from the Court demanding that Argus transfer 293,185 shares of Common Stock of MSI, held by Argus, to various shareholders who have previously purchased such shares (the "Argus Related Shares"). The agreed upon settlement provides that Argus return 200,250 shares of MSHI's Common Stock to MSHI, that MSHI tender $250,000 to Argus and that MSHI issue the balance of 92,935 shares of Common Stock as restricted shares. The parties have agreed to cancel the two promissory notes from MSHI to Argus and release all other claims among the parties.

On April 20, 1999, Jose Chavez, Mitchell Kettrick and Jaime Munoz, the President and CEO, Secretary and Vice-President of Operations, respectively, were terminated.

         On June 2, 1999, a group of the Company's Common Stock shareholders filed a Schedule 13-D for the sole purpose of acting as a group to exercise a change in control of the Company's Board of Directors. The group filing the
Schedule 13-D consists of 25 shareholders with an aggregate of 10,324,499 shares of the Company's Common Stock or 47.36% of the 21,802,016 shares of Common Stock outstanding as of May 31, 1999.


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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
========================================

a) EXHIBITS

EXHIBIT NO.                 EXHIBIT DESCRIPTION                         LOCATION
-----------                 -------------------                         --------
10.1                  Contract between San Felipe Del                  Exhibit 10.1
                      Rio Consolidated ISD and MSI,
                      dated July 7, 1998.

10.2                  Master Agreement for                             Exhibit 10.2
                      Internetworking Services
                      between GTE and MSI, dated May
                      29, 1998.

10.3                  Service Schedule Internet                        Exhibit 10.3
                      Advantage Connection Services
                      between GTE and MSI, dated May
                      29, 1998.

10.4                  Service Schedule Consulting                      Exhibit 10.4
                      Services between GTE and MSI,
                      dated October 15, 1998.

10.5                  Amendment One to Service                         Exhibit 10.5
                      Schedule Consulting Services
                      between GTE and MSI, dated
                      November 13, 1998.

10.6                  Employment Agreement effective                   Exhibit 10.6
                      as of March 24, 1999, between
                      Roger M. Lane and MSHI

B) REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date  06/11/99                  By: /s/ ROGER M. LANE
                                        ROGER M. LANE, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                  Date
/s/  Ernesto Chavarria                                    06/11/1999
     Ernesto Chavarria       Chairman Of The Board Of
                              Directors


/s/ Blandina Cardenas                                     06/11/1999
    Blandina Cardenas        Director


/s/ Daniel Dornier                                        06/11/1999
    Daniel Dornier           Director


/s/ Jon J. King                                           06/11/1999
    Jon J. King              Director


/s/ Roger M. Lane                                         06/11/1999
    Roger M. Lane            President And
                             Chief Operating Officer


/s/ Stephen Hoelscher                                     06/11/1999
    Stephen Hoelscher        Controller And
                             Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.                 EXHIBIT DESCRIPTION                         LOCATION
-----------                 -------------------                         --------

10.1                  Contract between San Felipe Del                  Exhibit 10.1
                      Rio Consolidated ISD and MSI,
                      dated July 7, 1998.

10.2                  Master Agreement for                             Exhibit 10.2
                      Internetworking Services
                      between GTE and MSI, dated May
                      29, 1998.

10.3                  Service Schedule Internet                        Exhibit 10.3
                      Advantage Connection Services
                      between GTE and MSI, dated May
                      29, 1998.

10.4                  Service Schedule Consulting                      Exhibit 10.4
                      Services between GTE and MSI,
                      dated October 15, 1998.

10.5                  Amendment One to Service                         Exhibit 10.5
                      Schedule Consulting Services
                      between GTE and MSI, dated
                      November 13, 1998.

10.6                  Employment Agreement effective                   Exhibit 10.6
                      as of March 24, 1999, between
                      Roger M. Lane and MSHI


B)   REPORTS ON FORM 8-K

     None