Form 10KSB
period 1999-03-31
MSI HOLDINGS INC/
filed 1999-06-30
CIK 68619

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                   FORM 10-KSB

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                       or
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                 -------------

                          Commission File Number 0-8164

                               MSI HOLDINGS, INC.
 (herein referred to as "Registrant", "Company", "MSHI", "we", "us", and "our")
               (Exact name of registrant as specified in charter)


                      UTAH                                87-0280886
    (State of Incorporation or organization)        (IRS Employer I.D. No.)

        501 WALLER STREET AUSTIN, TEXAS                      78702
   (Address of principal executive offices)               (Zip Code)


         (Issuer's telephone number, including area code) 512-476-6925

        Securities registered pursuant to section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK, PAR VALUE $.10

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

State issuer's revenues for its most recent fiscal year:  $3,550,722

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the closing price for the Company's Common Stock at June 28, 1999 of $5.875 per share, the market value of shares held by non-affiliates would be approximately $48,074,449.

As of June 28, 1999 the Registrant had 22,591,535 shares of Common Stock issued and outstanding.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         Micro-Media Solutions, Inc. (MSI) is the operating subsidiary of MSI Holdings, Inc. (MSHI). MSI was founded in 1993 in Austin, Texas to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to customers in both the public and private sectors. As of June 23, 1997, the stockholders of MSI entered into an agreement and plan of reorganization with Mountain States Resources Corporation (now known as MSHI). MSHI acquired all of the issued and outstanding stock of MSI in exchange for 9,310,000 shares of the Common Stock of MSHI.

         During fiscal year 1999, MSI's revenues were derived entirely from the sale of computer hardware, peripherals, network systems integration, service and support. These products and services are not expected to comprise more than 10% of revenue in fiscal year 2000. MSI previously maintained certification as a Minority-Owned Business Enterprise (MBE) and status as a Historically Underutilized Business (HUB)(Please refer to Decision Not to Seek Re-certification as a HUB). As such, MSI was qualified by a number of city, state, and federal agencies to provide the aforementioned services. MSI has recently shifted its business direction to focus on opportunities in the Internet industry.

         MSI is a provider of bandwidth and related services. Through a strategic alliance with GTE, MSI's Internet Accelerator Portal(TM) (IAP(TM)) provides:

o    Virtually unlimited bandwidth on demand;

o    The first broadband co-location/web-hosting facility with Tier-1 access;

o    Broadband webcasting;

o Secure, redundant environment in the Internet's first GTE/BBN-certified network and facility; and

o    Content delivery to communities of interest through private portals.

         MSI is addressing the need for bandwidth by providing the following products and services:

o BROADBAND CO-LOCATION/WEBHOSTING SERVICES - MSI provides Internet access, network monitoring, and hosting for data centers, websites and Internet related businesses;

o BROADBAND WEBCASTING - MSI offers services for live and on-demand audio/ video broadcasting, and related services;

o PRIVATE PORTALS - creation and maintenance of websites and extranets aimed at the transformation of existing communities of interest into online virtual communities;

o    DIGITAL SUBSCRIBER LINE (xDSL) INTERNET SERVICE PROVIDER (ISP) FACILITATOR
     - through a strategic alliance with Southwestern Bell and other xDSL providers, MSI offers broadband Internet connectivity and services to ISPs who sell to end-users; and

o PRIVATE LABEL ISP - through the GTE alliance and additional internal assets, MSI has the ability, through resellers, to offer Internet services and connectivity branded with an organization's logo and identity.


INDUSTRY BACKGROUND

         The following discussion expresses Management's expectations for the future of the Internet industry.

         The Internet is still in its "virtual" infancy. While more interactive than standard broadcast or one-way communication, it is relatively two-dimensional and static, without the capability to be fully immersive and interactive. The Internet's effectiveness is further challenged by hardware limitations, connectivity constraints and consumer adoption rates, all of which are also rapidly evolving.

         Three-dimensional, interactive multimedia content will replace the static text and graphics of today's Internet. Television broadcast, commerce, data gathering and dissemination, and recreation all merge on the Internet with vast amounts of data traveling at increasing speeds. As interactivity, video/audio streaming, multimedia content and the quantity of data moving over the Internet increase, more bandwidth will be required to facilitate traffic between content providers and Internet backbones.

         Bandwidth has been the limiting issue as demand for Internet connectivity outpaces supply. In addition, as multi-media delivery technology evolves, businesses will want to use webcasting to deliver large amounts of information to many users for short periods of time. Similarly, software applications and databases will increasingly reside on networks rather than taking up critical space on the desktop -- freeing the desktop computer to act as a "receiver" of information, capturing multimedia streams and broadband applications.

         As the way society uses the Internet evolves, so will the size and shape of the information we send electronically. Real-time video and audio, multi-media applications and increasingly large amounts of data create more demand for broadband capacity. In the Internet's quest to achieve its highest potential, broadband capacity is the cornerstone. Broadband capacity is the ability to widely distribute broadband content.

         The current need to connect content providers to the Internet via the telephone companies' "local loops" creates the largest congestion and failure point. The bottlenecks created by these connections are largely due to the finite size of the circuits and increasing traffic on the Internet. Demand for larger file sizes as the Internet becomes a vehicle for delivering multimedia information is another cause of congestion. The traffic between the content provider and the Internet backbone has grown rapidly as eBusiness sites and other popular locations receive information requests. Not only is demand for Internet access increasing; existing users are now requesting services that require bandwidth that is fifteen times greater than 28.8kps modems provide.

         This two-fold demand for increased bandwidth is met by many challenges. The first challenge is sending large files down heavily congested networks. These files are not only larger than before; many other characteristics of them have also changed. In the past, smaller files needed to be transmitted at a steady rate of speed and the biggest challenge was to manage the congestion created by the growing number of Internet users. Multimedia content requested over the Internet requires the network to manage "bursty" traffic. This requires large amounts of bandwidth for short periods of time -- the opposite of how most networks are designed. Instead of the information highway only needing more lanes to handle congestion, it now also needs to begin widening lanes for larger vehicles.

         Content providers will need more bandwidth because new subscribers with faster Internet connections will quickly fill their dedicated circuit capacity. The entry-level demand for Internet connectivity shows no signs of slowing. However, the definition of entry-level will change as access speeds increase, thus creating demand for bandwidth and services needed to deliver multimedia content to a global marketplace.

         Providers are currently forced to connect to the Internet with a circuit of finite size. Data travels across the local loops where there is a seventy percent chance of delays due to congestion and/or network failure. The Internet is mainly comprised of four major backbones (GTE, UUNet, Sprint, and Cable & Wireless-formerly MCI). These companies are referred to as Tier-1 Internet providers. Access to the Tier-1 Internet backbones has been denied to most content and service providers due to security and cost. Everyone else must travel over local loops. If you want a larger connection to get to the Internet, you must pay additional money and wait at least a month due to limited availability of local loops. Most local loop providers require a term contract for at least twelve months. The customer pays for the bandwidth, whether or not the additional capacity is used. Companies needing a large amount of bandwidth for a short time period are constrained by the size of their connection between their content and the Internet backbone.

MSI'S POSITIONING

         MSI has a unique advantage that addresses the aforementioned concerns. Through a strategic alliance with GTE, MSI has access to virtually unlimited bandwidth on demand from a Tier-1 provider. In addition, MSI does not have to travel over local loop connections to get to the Internet. GTE has run one of, if not, the largest Internet backbones ever constructed through the middle of MSI's facility in Austin and has granted MSI access. MSI is the first company ever to receive GTE/BBN certification for Network Architecture, Security Design, and Facilities Design. In addition to its ability to supply bandwidth to content providers through the relationship with GTE, MSI is able to provide broadband capacity to end users through an xDSL reseller agreement with Southwestern Bell.

         MSI believes it is positioned to become the industry leader in facilitating the next generation of content on the Internet. Since MSI is not restricted by the local loop connections, and has access to virtually unlimited bandwidth, we can deliver large amounts of content for as long or short a time as needed. Customers are billed dynamically, paying only for the bandwidth consumed.

         The key benefits to the customer are:

o BURSTABILITY - ability for clients to "burst" to virtually unlimited bandwidth usage on-demand (critical for webcasting and streaming applications) without having to add and then remove additional circuits (typically taking 45-60 days).

o RESPONSE TIME - Tier-1 access allows MSI customers to get to other Internet providers' networks with fewer connections in between.

o RELIABILITY - MSI's data center and network are the first to be certified by BBN (the inventors of the Internet). Data travels from MSI's co-location facility to GTE without leaving the building over local loops.

o ELIMINATION OF THE LOCAL LOOP - access to the Internet backbone eliminates the need for data to travel over congested local loops (where 70% of Internet downtime occurs). It also eliminates the local loop charges passed through by all other connectivity providers.

MSI'S STRATEGY

         MSI's strategy is to become the leading provider of broadband Internet services and virtually unlimited, on-demand bandwidth. MSI will accomplish this vision by providing high quality, reliable broadband Internet access for all content and service providers from consultation/implementation through customer support.

During the next 18 months, MSI will aggressively pursue the following objectives:

o Position MSI as the leading provider of broadband Internet access and services

o    Firmly establish the brand awareness of the MSI Internet Accelerator
     Portal(TM)

o    Educate the marketplace about the potential of broadband

o    Capture marketshare in the broadband user category

o    Increase market capitalization

THE COMPETITIVE LANDSCAPE

         Currently, no one company duplicates MSI's business model in full. However, the individual product offerings face competition from a variety of organizations.

o BROADBAND CO-LOCATION AND WEBHOSTING: The broadband co-location services segment of the Internet Accelerator Portal(TM) will compete with companies such as Abovenet and Exodus Communications, as well as internal Information Services departments. Unlike MSI, these organizations do not provide turnkey solutions. In addition, their connectivity and bandwidth capabilities are limited by a reliance on either local loop or Sonet ring connections to the Internet.

o BROADBAND WEBCASTING: The broadband webcasting service will compete with organizations like Broadcast.com. While Broadcast.com currently owns the leadership position in the webcasting market space, they have several weaknesses that MSI intends to exploit. First, they do not have a direct Tier-1 connection to the Internet, which constrains their bandwidth. Second, their website format acts as an aggregation point, meaning all content is accessed from the same site, which limits the content provider from branding an individual website.

o END-USER CONNECTIVITY: Connectivity services will face competition primarily from ISPs. MSI will license ISPs to resell broadband access via xDSL based on a strategic alliance with Southwestern Bell and other providers. Internet access is provided from MSI's connection to the GTE Internet backbone. This will provide a competitive advantage in speed, bandwidth, credibility, and reliability.


RISK FACTORS

         The Company's business and operations involve a high degree of risk. In addition to the other information set forth in this document, you should carefully consider the following risk factors:

         WE HAVE A HISTORY OF LOSSES AND CANNOT PREDICT OUR FUTURE PROFITABILITY WITH CERTAINTY. We incurred net losses of $6.5 million for the year ended March 31, 1999 and $3.8 million for the year ended March 31, 1998. As of March 31, 1999 our accumulated deficit was $33.3 million. We have not achieved profitability and do not expect to become profitable until the fourth quarter of fiscal year 2000. We expect to incur significant capital and operating expense in the foreseeable future and it will take substantial revenue growth to become profitable. If we do become profitable, there is no assurance that we will continue to earn a profit in the future. If revenues grow more slowly than projected or expenses exceed our expectations, our financial condition and results of operations will be adversely affected.

         BECAUSE WE HAVE A LIMITED OPERATING HISTORY, OUR BUSINESS IS DIFFICULT TO EVALUATE. Although we commenced operations in 1993, we have recently changed our business strategy and entered the Internet market in the spring of 1999. The limited amount of information about our new business model makes it difficult to predict if we will be successful. Our past results are not relevant to our business strategy, and you should not rely on them to predict future performance. The consumer's acceptance of our products and services is unproven and we cannot forecast operating expenses based on past results. To evaluate our business, you should consider the risks, difficulties, and expenses related to the new and rapidly developing market for Internet-related products and services.

         WE HAVE A CRITICAL NEED FOR ADDITIONAL CAPITAL. We have a critical need for additional capital and no assurance of future financing. Our ability to grow and become profitable depends on our ability to expand our capacity and create brand awareness. We expect that our fiscal year 2000 cash requirements will include disbursements for some or all of the following:

o    Facility expansion and build-out

o    Working capital

o    Marketing/brand awareness campaign

o    Potential acquisitions of web hosting companies

         We cannot be certain that we will have access to the capital we need to execute our current business plan. If financing is unavailable, we will have to reduce our operations and modify our plans for growth. We might also be required to sell assets or seek a merger partner. There is no assurance that we would be able to accomplish any of these actions.

         WE ARE DEPENDENT ON STRATEGIC ALLIANCES. Our ability to provide our customers with the bandwidth they require is dependent upon strategic alliances with GTE and Southwestern Bell. GTE built an Internet Point of Presence (POP) in the center of our building. This enables us to offer our customers virtually unlimited bandwidth on demand, and we have the first broadband co-location/web-hosting facility with Tier-1 Internet access. We have a contractual agreement with GTE. However, if for any reason the POP were to become unavailable to us, we would be unable to provide the current level of service to our customers.

         Through a strategic alliance with Southwestern Bell, we are able to resell xDSL services to ISPs who are co-located in our facility. We have a contractual agreement with Southwestern Bell. However, if for any reason this relationship were terminated, we would be unable to provide this service to our customers.

         BECAUSE WE HAVE A LONG SALES CYCLE, OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. We have a long sales cycle because of the need to educate prospective customers about the benefits provided by our services. The long sales cycle makes it difficult to predict in which quarter sales will occur.

         WE ARE DEPENDENT ON KEY PERSONNEL AND THE ABILITY TO HIRE QUALIFIED EMPLOYEES IN THE FUTURE. We are dependent upon the services of Robert Gibbs, President and Chief Executive Officer, and Glenn Birk, Vice President of Sales. The loss of their services would have a material and adverse impact on our success. Although we have employment agreements with Mr. Gibbs and Mr. Birk, there is no assurance that their services will continue to be available.

         The market for qualified personnel in the Internet industry is highly competitive. We are especially dependent upon our ability to attract and retain sales and marketing employees. If we are unable to hire the employees we need, it could result in poor service and difficulty in signing up new customers.

         OUR MARKET IS NEW AND OUR PRODUCTS MAY NOT BE WIDELY ACCEPTED BY POTENTIAL CUSTOMERS. The market for bandwidth (provided through co-location and connectivity) is new and constantly evolving. Our financial success will be harmed if the market develops more slowly than expected or fails to develop. The growth of this market is dependent upon uncertainties such as:

o Continued growth in the use of the Internet for eCommerce and global communication

o    Our ability to successfully gain profitable market share

o Consumer acceptance of broadband and co-location services and xDSL technology

         OUR SUCCESS IS DEPENDENT UPON CONTINUED GROWTH IN THE USE OF THE INTERNET AND THE DEVELOPMENT OF THE INTERNET INFRASTRUCTURE. Our success will be impacted by the overall growth of the Internet. The continued growth and development of the Internet is dependent upon quality of service, cost, reliability, security, and availability of sufficient bandwidth. To be successful, we must provide this to our customers. Demand for Internet related services is based on widespread adoption of the Internet for business applications.

         Recent increases in the traffic on the Internet have strained its infrastructure. There is no assurance that the necessary upgrades will be made to update the Internet and improve its performance. There is no assurance that the Web infrastructure will be able to support the demands placed on it by increased numbers of users and increased consumption of bandwidth. If the Web infrastructure is not improved to meet demand, consumer adoption of the Internet could be delayed.

         OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS. Our services could become less useful to our clients if we fail to respond to developing technologies. Future technological advances could make our services less cost-effective or even unnecessary for our clients. Keeping pace with the rapidly developing technology in our industry may be expensive and time consuming. Our future success will be dependent upon our ability to adapt to technological changes and to improve our current services while introducing new products and services to meet our clients' changing needs. We could experience delays or difficulties that might prevent the successful design, development, and implementation of new products and services. There is no assurance that new products and services would be widely accepted by consumers.

         WE ARE OPERATING IN A HIGHLY COMPETITIVE MARKET WHERE THERE ARE RELATIVELY LOW BARRIERS TO ENTRY. WE EXPECT ADDITIONAL COMPETITION FROM NEW MARKET ENTRANTS AND EXISTING COMPETITORS IN THE FUTURE. The market for bandwidth and related services is intensely competitive. We expect competition to increase because there are relatively low barriers to entry and a trend of industry consolidation. Our ability to successfully compete depends on many factors, including the following:

o    Quality of our services and customer support

o    Effectiveness of sales and marketing campaign

o    Market acceptance of our products and services and those of our competitors

o    Timing of market entry by our competitors

         Some of our existing competitors (and many potential competitors) have greater name recognition, longer operating histories, larger market share, and greater financial resources than we do. They may be able to respond faster to changing technologies and market conditions. Competitors may devote more resources to research and development and design more far-reaching marketing campaigns. There is no assurance that we will be able to offer products and services superior to those offered by our competitors or that we will have new products ready for market sooner. Due to a trend of industry consolidation, it is possible that a new competitor could emerge and quickly gain substantial market share. We expect that increased competition will result in price reductions that could have a material adverse impact on our operating and financial results.

         SYSTEM SECURITY RISKS COULD DISRUPT OUR SERVICES. Although we have implemented security measures that meet GTE/BBN standards, our network and computer systems could still be vulnerable to computer viruses, intrusions, or other breaches of security that might result in service interruptions. If unauthorized third parties gained access to confidential information residing in our network, it could result in losses to our customers or us. The potential for security problems could deter prospective customers from using our services. It is possible that customers or third parties could assert claims of liability against us for any losses related to system failures or breaches of security. Concerns over security could slow the growth of commercial use of the Internet and cause our revenues to be lower than expected. This would have a material and adverse affect on our operational and financial results.

         OUR STOCK PRICE IS VOLATILE. The market price of our Common Stock has fluctuated in the past and may continue to be volatile in the future. Since the summer of 1997 our Common Stock has traded on the over-the-counter market and there is no assurance that a more active trading market will develop or continue. The market prices of Internet-related stocks tend to be more volatile than the market as a whole. In the past, companies that have experienced wide fluctuations of their stock price have been the object of securities class action litigation. If we became involved in class action litigation, it would be expensive and a diversion of managerial time and resources.

Many factors, some of which are beyond our control, could affect the volatility of our stock price, including:

o    Changes in market capitalization of Internet companies

o    Fluctuations in our operating results or those of competitors

o    Estimates made by securities analysts

o    Changes in key personnel

o    Future offerings of Common Stock

o    Gain or loss of material contracts or customers

         OUR BUSINESS PLAN IS AGGRESSIVE. TO BE SUCCESSFUL, WE MUST MANAGE OUR GROWTH EFFECTIVELY. We are rapidly expanding our operations and plan to continue this expansion into the foreseeable future. We must do this to take advantage of a limited window of opportunity in our market. This growth will place a strain on our financial, managerial, and operational resources. A sales and marketing campaign and the expansion of the existing Internet Accelerator Portal(TM) are consuming substantial resources at this time.

         GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS. The U.S. Congress, state and local governments and the European Union have all passed legislation relating to regulation of the Internet. Topics that have already been subject to legislation include privacy, taxation, copyrights, content, access charges, and jurisdiction. Areas that could be subject to legislation in the future include pricing, quality, libel, and intellectual property rights. Proposed taxes on the sale of goods and services over the Internet could adversely affect eCommerce.

         Because the Internet and all related legislation are new, we do not know how these laws will be interpreted by the judicial system or how regulation of the Internet would impact our business. If regulation decreased use of the Internet, it could reduce the demand for our services, increase costs, and have an adverse impact on our operating results.

         WE DEPEND ON THE PROTECTION OF OUR PROPRIETARY RIGHTS. We have obtained a trademark on the Internet Accelerator Portal(TM) to protect our interest in this intellectual property. We could incur additional costs related to the protection of this trademark. There is no assurance that these costs will not be substantial.

         SYSTEMS FAILURES COULD CAUSE US TO LOSE CUSTOMERS. Frequent or prolonged service interruptions are one of the primary reasons why customers switch access providers. We expect that due to market positioning as a highly reliable provider, our customers will be particularly sensitive to service failures. Our building is designed to provide the greatest protection possible to the GTE POP and the servers in our co-location facility. However, a natural disaster, failure of one of our systems, or any other unanticipated problem could cause an interruption in our service. If service failures occur, they could have a material and adverse affect on our operating results and financial condition.

         WE ARE OPERATING UNDER AN UNPROVEN BUSINESS MODEL. Our business model is to generate revenues by providing customers with bandwidth and related services. Bandwidth will be delivered through five basic product offerings: broadband co-location and webhosting, broadband webcasting, private label ISPs, xDSL ISPs, and private portals. To be successful in all five areas, co-location, Internet advertising, xDSL access and private portals must achieve wide acceptance in the market. We will be partially responsible for developing the market for these products and services, and there is no assurance that we will be successful.

         OUR SUCCESS IS DEPENDENT UPON BUILDING A GOOD REPUTATION AND DEVELOPING BRAND AWARENESS. We believe that a strong reputation and brand awareness of the Internet Accelerator Portal(TM) is critical to gaining and maintaining market share. We expect the importance of brand awareness to increase as the number of competitors increases. The uniqueness of our brand could be damaged by poor service, or we could fail to create brand awareness.

         WE HAVE HAD A RECENT CHANGE IN MANAGEMENT. Jose G. Chavez, President and Chief Executive Officer, Mitchell Kettrick, Chief Technology Officer, and Jaime Munoz, Vice President of Operations, were terminated on April 20, 1999. Robert Gibbs joined the company as President and Chief Executive Officer in June 1999, and Roger M. Lane joined the company as Chief Operating Officer in March 1999. This new management team has not had the opportunity to work together in the past, and there is no assurance they will be able to successfully lead the company into profitability.

         WE HAVE NO HISTORY OF PAYING DIVIDENDS ON OUR COMMON STOCK. We have never paid, and do not anticipate paying, any cash dividends on our Common Stock in the foreseeable future. We plan to retain any future earnings to finance the development of its business.

         SHARE OWNERSHIP OF OUR COMPANY IS CONCENTRATED. As of March 31, 1999, the executive officers and directors of the Company, as a group, owned or controlled approximately 56.9% of the outstanding capital stock of the Company. Due to the termination of Mr. Munoz and the conversion of certain shares of the Series B, C, D, and E Preferred Stock, the executive officers and directors of the Company, as a group, owned or controlled approximately 38.7% of the outstanding capital stock of the Company as of May 31, 1999. Messrs. Chavez, Kettrick and Munoz, the officers terminated on April 20, 1999, hold an aggregate of 8,175,000 shares or 37.1% of the outstanding shares of the Common Stock as of May 31, 1999. These persons and entities will continue to exert significant influence over the business and affairs of the Company.

         ADDITIONAL SHARES MAY BE ELIGIBLE FOR FUTURE SALE. Sales in the public market of substantial amounts of Common Stock (including sales related to the exercise of certain registration rights relating to the Common Stock) or the perception that such sales could occur might depress the market price of the stock. As of March 31, 1999, we had 14,803,602 shares of Common Stock issued and outstanding. We also had a commitment to issue an additional 1,500,000 shares of Common Stock. If all the committed shares were issued and the outstanding preferred shares were converted into Common Stock as of March 31, 1999, we would have had 27,268,376 shares of Common Stock issued and outstanding. Of these shares, 10,306,576 (37.8%) would have been eligible for future sale. The remaining 16,961,800 shares would have been subject to the Rule 144 restrictions on sales of securities by affiliates of the issuer. Subsequent to March 31, 1999, an additional 7,007,600 shares of Common Stock were issued due to the conversion of 399,995 shares of Series B Preferred, 176,335 shares of Series D Preferred and 124,430 shares of Series E Preferred. As of June 28, 1999, we had 22,591,535 shares of Common Stock issued and outstanding, of which 8,182,885 or 36.2% are eligible for future sale.


PRINCIPAL SUPPLIERS

         The Company purchases its products for resale and use in its service products from a select group of suppliers. While we rely on relatively few suppliers, the products are available from numerous sources throughout the country.

GOVERNMENT REGULATIONS

         MSI previously relied on its status as a Historically Underutilized Business (HUB) to develop its reputation and business. The Company has decided not to seek re-certification of MSI's HUB status. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Decision Not to Seek Re-certification For MSI as a HUB."

EMPLOYEES

         At May 31, 1999, MSI had a total of 71 employees, of which 66 are full-time employees. None of MSI's employees are subject to a collective bargaining agreement, and the Company believes its relations with its employees are good.


                         ITEM 2. DESCRIPTION OF PROPERTY

         MSI's two facilities in east Austin, Texas consist of approximately 39,5000 square feet and 20,000 square feet, respectively, of leased office and warehouse space with the leases expiring on July 31, 2008, and August 31, 2005, respectively. Each lease contains an option for renewal for an additional 10 years. The larger of the two facilities is designed for co-location, while the smaller facility is used as a warehouse. The Company has purchased a vacant building in El Paso, Texas consisting of approximately 77,100 square feet. We intend to market the El Paso building for sale in fiscal year 2000.

         MSI has obtained a trademark of the Internet Accelerator Portal(TM). This mark is used to describe the advantage that MSI is able to provide to its customers through the GTE POP.

                            ITEM 3. LEGAL PROCEEDINGS

         As of March 31, 1999, the Company has agreed to settle its lawsuits related to the Company's relationship with a former consultant, Kenneth O'Neal ("O'Neal") and a firm that he controls, Argus Management, Inc. ("Argus"). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. The Company vigorously defended this lawsuit and filed a related suit against O'Neal and Argus in Travis County, Texas on February 6, 1998. The counter-suit alleges fraud, usury in connection with the promissory notes, and seeks an order from the Court demanding that Argus transfer 293,185 shares of Common Stock of MSHI, held by Argus, to various stockholders who have previously purchased such shares (the "Argus Related Shares"). The agreed upon settlement provides that Argus return 200,250 shares of MSHI's Common Stock to MSHI, that MSHI tender $250,000 to Argus and that MSHI issue the balance of 92,935 shares of Common Stock as restricted shares. The parties have agreed to cancel the two promissory notes from MSHI to Argus and release all other claims among the parties.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of MSHI during the quarter ended March 31, 1999.

                                     PART II

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

COMMON STOCK

         The Company's authorized Common Stock consists of 50,000,000 shares, par value $0.10 per share. As of June 28, 1999, the Company had 22,591,535 shares of Common Stock issued and outstanding. If all warrants and options were exercised, and all Preferred shares were converted into Common Stock, the Company would have 27,268,376 shares issued and outstanding.

         During the year ended March 31, 1999, warrants were exercised for 420,000 shares of Common Stock at $0.795 per share in the amount of $333,900.

         On January 15, 1998, the Company received a subscription for 543,000 shares of Common Stock that has been valued at market value (closing bid price of $0.75) of the Common Stock on that date. The consideration for the shares was a note in the amount of $407,250 bearing an interest rate of 12%, payable in cash or by delivery of certain intellectual property rights. In fiscal year ended March 31, 1999, the note was canceled, and the Subscription Agreement rescinded.

         During the quarter ended March 31, 1999, 94,340 and 65,000 shares of Series C Preferred and Series D Preferred, respectively, were converted for an aggregate of 1,593,400 shares of the Company's Common Stock.

         Subsequent to March 31, 1999, an additional 399,995; 176,335; and 128,747 shares of Series B Preferred, Series D Preferred, and Series E Preferred, respectively, were converted for an aggregate of 7,050,770 shares of the Company's Common Stock.

         The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MSIA." The table below shows the high and low closing price of the Common Stock for the periods indicated.


QUARTER ENDED                                    HIGH          LOW
-------------                                   ------        -----
March 31, 1997..........................        $2.00         $0.25
June 30, 1997...........................         2.00          0.13
September 30, 1997......................         2.25          0.50
December 31, 1997.......................         3.50          0.50
March 31, 1998..........................         2.56          1.75
June 30, 1998...........................         9.03          2.37
September 30, 1998......................        12.87          4.06
December 31, 1998.......................         7.75          6.06
March 31, 1999..........................        10.75          3.25


On June 28, 1999, the closing price for a share of MSHI Common Stock was $5.875.

PREFERRED STOCK

         The Company has 10,000,000 shares of Preferred Stock authorized. In October 1997, the Company completed a Private Placement Agreement (the "Agreement") with a group of accredited investors. The Agreement provides for three "Phases" of financing. Phases I and II were completed prior to April 1,1998.

         Presented below is certain information concerning all sales of securities by the Company that were not registered under the Securities Act of 1933, as amended (the "Securities Act") and that have not been previously reported in our Annual Reports on Form 10-KSB and our Quarterly Reports on Form 10-QSB.

         Phase III of the Series D private placement was funded in May through July 1998. The Company received $2,823,204 in exchange for 266,340 shares of Series D Preferred Stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series D Preferred"). Each share of Preferred Stock is initially convertible into 10 shares of the Company's Common Stock, subject to adjustment. The Company paid $349,284 and issued 13,317 shares of Series D Preferred Stock for placement agent fees. Also, options to purchase 250,850 shares of Common Stock at $1.59 per share were issued in conjunction with the Private Placement Agreement. The Common Stock had a market value of $1.65 to $2.86 per share at the grant date, resulting in $487,880 in placement agent fees. The Agreement contained a restrictive covenant that conversion of the Preferred Stock would not occur to the extent that MSI's HUB status would be compromised. However, MSI has decided not seek re-certification as a HUB. During the year ended March 31, 1999, the 13,317 shares of Series D Preferred issued as placement agent fees were converted to 133,170 shares of the Registrant's Common Stock. Also during the year ended March 31, 1999, 70,000 shares of Series D Preferred were converted to 700,000 shares of the Registrant's Common Stock.

         The Series D Preferred Stock has been converted to Common Stock. Therefore, a discount in the amount of $9,911,406 has been realized. The discount is the difference in the intrinsic value of the Common Stock less the net proceeds from the Series D Preferred Stock. The discount in the amount of $9,911,406 was recorded for the year ended March 31, 1999.

         During the year ended March 31, 1999, the Company received $53,000 for 5,000 shares of Series D Preferred Stock at $10.60 per share. Due to the Series D being oversubscribed, the Company converted the 5,000 preferred shares to 50,000 shares of Common Stock, subject to Rule 144 restrictions. The discount on the 50,000 shares of Common Stock, in the amount of $534,500, has been included as a dividend in the accompanying financial statements.

         The Company has concluded the private placement of 139,668 shares of the Series E Preferred Stock, $30 stated value (the "Series E Preferred"). Each share of the Series E Preferred is initially convertible into 10 shares of the Company's Common Stock, subject to adjustment. The Company paid approximately $489,000 and issued 6,584 shares of the Series E Preferred Stock for placement agent fees. The Series E Preferred yielded aggregate net proceeds of $3,701,040 to the Company and was completed by March 31, 1999. At March 31, 1999, $600,000 of the proceeds was receivable from the Series E Preferred Stockholders, and $73,200 of the expenses for placement agent fees had not been paid. These amounts were offset against the Series E Preferred Stock (representing 20,000 shares) and Additional Paid-In Capital, respectively. In November 1998, the Company received $1,485,000 relating to the private placement of the Series E Preferred, 49,500 shares of which were sold for a purchase price of $30.00 per share. An additional $1,345,020 and $1,360,020 was received or due in February 1999 and March 1999, respectively, for 44,834 and 45,334 shares of Series E Preferred, respectively. As private placement fee for completion of the Series E Preferred, the Company issued 6,584 shares of Series E Preferred.

         The Series E Preferred Stock can be converted to Common Stock. Therefore, a discount in the amount of $5,333,314 has been realized. The discount is the difference in the intrinsic value of the Common Stock less the net proceeds from the Series E Preferred Stock. The discount in the amount of $5,333,314 was recorded for the year ended March 31, 1999.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its Common Stock, and the Company currently intends to retain any future earnings to fund the development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future declaration and payment of dividends on its Common Stock, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial conditions, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors. However, the Company is obligated to pay cumulative dividends on a quarterly basis with respect to all Series B, C, D and E Preferred shares outstanding.

         Preferred Stock dividends were paid with the issuance of Common Stock, valued at the previous thirty day average closing bid price per share of Common Stock as follows:


                                                     Shares              Amount
                                                     ------             --------
         Year ended March 31, 1999                   72,016             $363,904
         Year ended March 31, 1998                   23,742               58,668


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements that involve risks and uncertainties. Our actual results may be very different from the results discussed in the forward-looking statements. Some of the factors that could cause differences are discussed below.

COMPANY BACKGROUND AND GOING CONCERN ISSUES

         Micro-Media Solutions, Inc. ("MSI") is the operating subsidiary of MSHI. MSI was founded in 1993 in Austin, Texas, to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to the public and private sectors. As of June 23, 1997, the stockholders of MSI entered into an agreement and plan of reorganization with Mountain States Resources Corporation (now known as MSHI), whereby the Company acquired all of the issued and outstanding stock of MSI in exchange for 9,310,000 shares of the Common Stock of MSHI. This was accounted for as a recapitalization.

         In the past, revenues have been derived from sales of hardware and software and the performance of technical services, including the installation and maintenance of networks. Due to intense competition in these markets and the current opportunity in the Internet industry, we have repositioned ourselves as a provider of bandwidth and related services. This shift resulted in increased expenses for remodeling, compensation, and equipment leasing.

         MSI's significant historical losses create doubt about the Company's ability to continue as a going concern. In the short term, Management has addressed the going concern issue through the private placement of Series E Preferred Stock and a private placement of Common Stock. These funds will provide working capital until we have completed a larger offering, either publicly or privately. As of March 31, 1999, we had received net proceeds of $3,701,040 related to the Series E private placement and commitments to purchase $4.5 million worth of Common Stock. Subsequent to March 31, 1999, the Company has received approximately $2.3 million related to the Common Stock placement. In addition to working capital, the proceeds from these two private placements have been and will be used to retire debt, to decrease accounts payable, and to take advantage of opportunities for expansion. As a result, the current ratio and cash position have both improved. The Company anticipates generating working capital from the revenues associated with the GTE POP and the Southwestern Bell xDSL reseller agreement. Management is consulting with investment bankers and plans a $25 million offering in the near future.

         The Company expects that the contracts with GTE and Southwestern Bell will enable MSI to generate revenues of $16.7 million in fiscal year 2000. The Company acquired, through capital leases, the required equipment in March 1999 and commenced operations under the GTE contract in June 1999. MSI is currently generating revenues under the xDSL reseller agreement with Southwestern Bell and expect those revenues to reach $2.7 million in fiscal year 2000.

RECENT DEVELOPMENTS

                  In July 1998, MSI entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc. ("GTE") under which MSI agreed to lease a portion of their east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). On May 29, 1998, MSI entered into a

3 year subscription to GTE's Internet Advantage version 5.1 Connection Service granting MSI access to GTE's POP (the "Connection Service"). MSI has also subscribed to GTE's DiaLinx Service for 36 consecutive months, allowing for the resale of Internet access to end-users (the "DiaLinx Service")(the Sublease, Connection Service and DiaLinx Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of MSI is included in the Connection Service. The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. MSI will lease connections to the POP for access to the GTE Internet network to other businesses. MSI will target companies that need high-speed access to the Internet through turn-key co-location services for high volume (known as bandwidth) Internet web applications. Co-location is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting to Internet via the POP, MSI is able to eliminate the local loop, the weakest component in localized Internet connections. When fully implemented, these co-location services are expected to significantly increase MSI's revenues over the term of the Connection and DiaLinx Services. The GTE Agreements provide the potential for MSI to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. The requisite hardware was operational on a commercial basis in June 1999.

         As of March 23, 1999, MSI has been certified by GTE's BBN Professional Services as meeting their technology and service quality standards for network architecture, security architecture and facilities design. MSI is the first company to receive this certification. Throughout the last half of fiscal year 1999, MSI in conjunction with GTE's Professional Services consultants designed and implemented the Internet Accelerator Portal(TM) ("IAP"(TM)). The IAP(TM) accelerates end-to-end Internet connectivity, increasing the user's proximity to the Internet's content through direct connection via the POP. This allows direct access to virtually unlimited bandwidth on demand and eliminates the need for costly local loop circuits.

         End-users access high speed connectivity services by taking advantage of the Digital Subscriber Line ("xDSL"). In May 1999, MSI formed an alliance with Southwestern Bell ("SWB"). As an authorized reseller of SWB's xDSL, MSI will offer its customers the opportunity to leverage SWB's broadband technology and provide them with high speed links, increased bandwidth and Asynchronous Transfer Mode ("ATM"). The combination of the IAP(TM), the BBN Certification and the xDSL Agreement enables MSI to provide customers with access to the Internet or corporate networks at speeds up to 200 times faster than conventional analog modems.

         On April 20, 1999, Jose G. Chavez, President and Chief Executive Officer, Mitchell Kettrick, Chief Technology Officer, and Jaime Munoz, Vice President of Operations, were terminated. Roger M. Lane joined the Company as Chief Operating Officer in March 1999, and Robert Gibbs joined the Company as President and Chief Executive Officer in June 1999.

         Jon J. King joined MSHI's Board of Directors on May 19, 1999. Mr. King is the President of J.J. King, Ltd. This company has a consulting relationship with Entrepreneurial Investors, Ltd., a major stockholder in the Company.

RESULTS OF OPERATIONS

Year Ended March 31, 1999 Compared with the Year Ended March 31, 1998.


                                      COMPARISON TABLE


                                                                      Service,
                                          Hardware                    Support
                                        Software and    Networks        and
                                         Peripherals    LAN/WAN     Integration      Total
                                        ------------   ----------   -----------   ----------
YEAR ENDED MARCH 31, 1999
Revenues                                 $1,479,984    $1,597,279     $473,459    $3,550,722
Cost of Goods Sold                        1,522,365     1,883,417      849,679     4,255,461
Gross Margin (Deficit) ($)                 (42,381)     (286,138)    (376,220)     (704,739)
Gross Margin (Deficit) (%)                   (2.9%)       (17.9%)      (79.5%)       (19.8%)

YEAR ENDED MARCH 31, 1998
Revenues                                 $1,350,869      $685,711     $704,241    $2,740,821
Cost of Goods Sold                        1,406,612     1,185,572    1,027,617     3,619,801
Gross Margin (Deficit) ($)                 (55,743)     (499,861)    (323,376)     (878,980)
Gross Margin (Deficit) (%)                  (4.1 %)       (72.9%)      (45.9%)       (32.1%)

INCREASE/(DECREASE)
Revenues                                   $129,115      $911,568   ($230,782)      $809,901
Cost of Goods Sold                          115,753       697,845    (177,938)       635,660
Gross Margin (Deficit) ($)                   13,362       213,723     (52,844)       174,241
Gross Margin (Deficit) (%)                     1.2%         55.0%        33.6%         12.3%


         Total revenues for the year ended March 31, 1999, increased $809,901 or 29.5% from the total revenues recorded for the year ended March 31, 1998. This increase is a combination of increases in hardware, software and peripherals revenues and increases in network LAN/WAN revenues and a decrease in service, support and integration revenues. The nominal increase of $129,115 in hardware, software and peripherals revenues reflects normal fluctuations in sales. The increase of $911,568 in network LAN/WAN revenues relates to significant school district network installation projects that were in place during each period. During the year ended March 31, 1998, MSI was performing a cabling and LAN/WAN installation for the Hereford Independent School District, which started in April 1997. During the year ended March 31, 1999, MSI began the installation of a network system under a contract with San Felipe Del Rio Consolidated Independent School District. This contract was executed in July 1998 with installation beginning in August 1998. The $230,782 decrease in service, support and integration revenues relates to a reduction in the scope of work on two contracts. Revenues on contracts for the installation and maintenance of interactive terminals decreased approximately $271,000 from the prior year.

         Total cost of goods sold for the year ended March 31, 1999, increased $635,660 or 17.6% over the cost of goods sold for the prior year. The total cost of goods sold consists of an increase of $115,753 and $697,845 in the cost of goods sold associated with hardware, software and peripherals and LAN/WAN, respectively, and a decrease of $177,938 in cost of goods sold associated with service, support and integration.

         The total gross deficit for the year ended March 31, 1999 improved 12.3% to a gross deficit of 19.8% compared to the total gross deficit of 32.1% for the year ended March 31, 1998. The gross deficit for hardware, software and peripherals for the year ended March 31, 1999 was 2.9%, compared to a deficit of 4.1% for the year ended March 31, 1998. The improvement of 1.2% is nominal. Overall margins are low because of market pressures to lower prices on hardware, software and peripherals from the Company's competitors and customers, including the result of the competitive bidding process required for sales to public entities. The gross deficit for network LAN/WAN was 17.9% for the year ended March 31, 1999, compared to a gross deficit of 72.9% for the year ended March 31, 1998. The improvement of 55.0% is due to extraordinary events experienced in cost of goods sold for 1998, including a cost overrun of approximately $500,000 on a large cabling project for a Texas school district. The project was a fixed fee contract, and the Company absorbed the overrun. Problems experienced with the substantial cost overrun situation have been addressed with better controls, new project management and improved accounting procedures. Management does not anticipate significant cost overruns in the future. During the quarter ended September 30, 1998, MSI received a contract of approximately $700,000 with San Felipe Del Rio Consolidated Independent School District ("Del Rio") for network LAN/WAN installation. The margin on this contract was depressed due to the competitive bidding process. Subsequent to September 30, 1998, the Company received numerous purchase orders from Del Rio to perform services beyond the scope of the original contract that allow the opportunity for increased overall margins. As of June 29, 1999, aggregate contracts and purchase orders with Del Rio exceed $1.4 million. The gross deficit for service, support and integration was 79.5% for the year ended March 31, 1999 compared to a deficit of 45.9% for the year ended March 31, 1998. The gross deficit increased for fiscal year 1999 due to the significant reduction in revenues without a corresponding reduction in fixed costs.

         Selling, general and administrative expenses for the year ended March 31, 1999 were $5,768,204, which is 162.5% of revenues. The selling, general and administrative expenses for the year ended March 31, 1999 represents an increase of $2,880,234 or 99.7% over the year ended March 31, 1998. $1,077,643 of the increase is attributable to the increase in staff. Staff additions include technical, sales, accounting, and project management. These increases are needed as the Company prepares to offer co-location services at its Austin, Texas facility and will also enable the Company to offer additional Internet services. The increases in professional fees of $1,653,985 is largely attributable to fees for technical consulting related to the design and implementation of the co-location services described in the "Recent Developments" section above and fees incurred while obtaining GTE/BBN certification. Also, the Company incurred significant fees related to the various private placement of Preferred stock and issuance of additional Common Stock. Occupancy expense increased approximately $200,845 due to facility expansion. Interest expense decreased by $126,891 as a result of a reduction in late fees and interest charged on past due invoices and decreased borrowing.

DECISION NOT TO SEEK RE-CERTIFICATION FOR MSI AS A HUB

         Until the end of 1996, the Company emphasized the sale of electronics equipment with a concentration in contracts that relied on MSI's status as a "Historically Underutilized Business" ("HUB"). However, in 1997, the Company decided to change its direction to concentrate on communications technology services. As a HUB, MSI received favorable treatment by certain governmental entities in their granting of contracts. MSI generated revenues of approximately $478,000, $414,000 and $919,000 during fiscal years 1999, 1998 and 1997, respectively, from HUB related contracts, or 13.5%, 15.1% and 20.0% of its gross revenues, respectively. The Company has decided not to seek re-certification of MSI's HUB status.


LIQUIDITY AND CAPITAL RESOURCES

         By July 1998, the Company received $2,823,204, completing a third private placement, whereby 266,340 shares of Series D Preferred were sold to fourteen accredited investors for a purchase price of $10.60 per share ("Private Placement Phase III"). The Company also issued 13,317 shares of Series D Preferred to ESL as a commission for the completion of Private Placement Phase
III. As of March 31, 1999, the Company had received or was due gross proceeds of $4,190,040 in connection with the private placement of the Series E Preferred, 139,668 shares of which were sold for a purchase price of $30.00 per share (the "Series E Preferred"). As a private placement fee for partial completion of the Series E Preferred, the Company issued 6,584 shares of Series E Preferred to ESL. The expenses for Private Placement Phase III and the Series E Preferred private placement, including broker fees, commissions (including stock for the private placement fee) and legal and accounting expenses totaled $978,358 and $502,805, respectively.

         As of March 31, 1999, the Company received commitments to purchase $4.5 million in Common Stock. Through June 16, 1999, the Company received approximately $2.3 million in this private placement, which has been used to retire debt, decrease past due accounts payable and for operating expenses.

         As of March 31, 1999 and 1998, the Company's total assets were $2,924,217 and $2,699,452 respectively, with liabilities of $3,047,510 and $2,607,783, respectively. Current assets of $755,416 at March 31, 1999, and $1,898,621 at March 31, 1998, represent 36.1% and 90.8%, respectively, of current liabilities of $2,133,771 at March 31, 1999, and $2,090,701 at March 31, 1998. Improvements in the Company's cash position are a result of improved realization of accounts receivable and funds from increases in Stockholders' Equity resulting from the previously consummated private placements more particularly described above. Increases in accounts receivable between 1999 and 1998 are a direct reflection of the increased level of sales experienced in 1999. The Company's liabilities of $3,047,510 at March 31, 1999 consist of $2,133,771 of current liabilities and $913,739 of long-term liabilities as compared to $2,607,783 of liabilities consisting of $2,090,701 of current liabilities and $517,082 of long-term liabilities at March 31, 1998.

         The Company, subsequent to March 31, 1998, paid its Bank One Texas, N.A. loans in full and substantially reduced the borrowing under its fully secured line of credit with Compass Bank. Net Stockholders' Equity (Deficit) as of March 31, 1999 and March 31, 1998 was ($123,293) and $91,669, respectively. During the year ended March 31, 1999, and the year ended March 31, 1998, the Company completed Series D Private Placement Phases I, II, and III and the Series E Preferred. Receipt of these funds enabled the Company to purchase property, plant, and equipment, retire debt, decrease past due accounts payable and pay for operating expenses.

         At March 31, 1999, the Company had a working capital deficit of $1,378,355 compared to a working capital deficit of $192,080 at March 31, 1998. During the year ended March 31, 1999, working capital decreased $1,186,275 from March 31, 1998. During the year ended March 31, 1998, working capital increased $426,467 from March 31, 1997. The balances of its accounts payables, accrued expenses and accounts receivables were increased as a result of increased sales and the resulting increase in related accounts. As of March 31, 1999, the Company was more than 30 days past due on approximately $819,000 of its accounts payable.

         The Company has a critical need for additional working capital to meet contractual obligations under the GTE Agreements. Management believes that the GTE Agreements (See Recent Developments) and the Southwestern Bell xDSL Reseller Agreement (the "Contracts") have the potential to increase revenue levels, provided that sufficient working capital is obtained. The Company anticipates utilizing the $3.7 million in net proceeds from the Series E Preferred placement and the private placement of 1.5 million shares of Common Stock to satisfy its near-term working capital requirements.

         In addition, the Company is currently consulting with various investment bankers to conduct a $25 million public offering. These funds will be used to satisfy additional capital needs for expansion opportunities associated with the Contracts. See "Company Background and Going Concern Issues."

YEAR 2000 ISSUES

         The Company has initiated a program to study the impact on its computer system in order to be year 2000 compliant. This study involved identifying any modifications or replacements of certain hardware and software maintained by the Company. The study has been completed. The Company has identified the computer systems that will require modification, upgrade or replacement. Implementation of the Company's year 2000 plan should be completed by September 30, 1999. The Company anticipates that in-house personnel will be primarily responsible for completing these tasks and that the costs will be insignificant. We believe that the planned modifications, upgrades and replacements of existing systems will be completed in a timely fashion to assure year 2000 compliance, and any related cost will not have a material impact on the Company's results of operations, cash flows, or financial conditions in future periods. In addition, the Company is also taking actions to assure that its customers and vendors are taking steps to remedy their year 2000 issues.

         The Company's GTE/BBN Certification is contingent upon the Company's year 2000 compliance. GTE's BBN division has provided a list of issues requiring attention and will continue to provide assistance to ensure the Company's year 2000 readiness. The Company is not incurring any additional unique risks in connection with year 2000 issues. It is however subject to the risk that information and financial resources may be temporarily unavailable. This societal risk may temporarily disrupt cash flows worldwide. The Company believes that by becoming, and assisting its clients and vendors to become, year 2000 compliant it is likely to circumvent that threat. If year 2000 compliance is not achieved by September 30, 1999, the Company will reallocate resources, as necessary, to ensure compliance within three months, thereafter.

INFLATION

         Management does not believe that inflation will have a material impact on the Company's pricing of goods or services since the Company, generally, has the ability to adjust prices for its technical services to meet the current market conditions.


               ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information for this Item is included beginning on Page F-1 of this Annual Report on Form 10-KSB.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedures during the year ended March 31, 1999.

                                    PART III


                    ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS

As of June 29, 1999, MSHI's current executive officers and directors, their ages, titles and tenure are as follows:


                                                                                        PERIOD FROM
            NAME                  AGE                 POSITION                          WHICH SERVED
            ----                  ---                 --------                          ------------
Robert Gibbs                       44      President and Chief Executive Officer       June 14, 1999
Roger M. Lane                      51      Chief Operating Officer                     March 24, 1999
Glenn Birk                         30      Vice President of Sales and Marketing       February 22, 1999
Stephen Hoelscher                  40      Secretary and Chief Accounting Officer      April 20, 1999
Ernesto M. Chavarria (1)(2)        43      Chairman of the Board Of Directors          February 16, 1998
Jose G. Chavez                     48      Director                                    June 23, 1997
Jon J. King                        59      Director                                    May 19, 1999
Blandina Cardenas (1)(2)           43      Director                                    February 16, 1998
Daniel Dornier (1)(2)              36      Director                                    July 21, 1998
Mitchell C. Kettrick               32      Director                                    June 23, 1997


     (1) Member of the audit committee.
     (2) Member of the compensation committee

         The Company has no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All officers of the Company serve at the pleasure of the Board of Directors. All Officers of the Company will hold office until the next annual meeting of the Stockholders of the Company.

BIOGRAPHICAL INFORMATION

         ROBERT GIBBS, President and Chief Executive Officer, joined MSHI in June 1999. He has more than 20 years of experience in high technology marketing, operations, and financial management. Prior to joining MSHI, Mr. Gibbs served as President and Chief Financial Officer of Uniden America Corp., a global leader in wireless communications products and services. He received a Bachelor of Science degree in Finance from the University of Colorado and holds a Master of Business Administration degree from Southern Methodist University.

         ROGER M. LANE, Chief Operating Officer, joined MSHI in March 1999. He has more than 20 years of experience in operations and logistics management in the computer, copier, and software industries. Prior to joining MSHI, Mr. Lane was the Chief Operating Officer at Techworks, Inc. in Austin, Texas. Prior to that, Mr. Lane was Vice-President of Operations at Ashton-Tate Corporation in Torrance, California and Vice-President of Logistics at Intellogic Trace, Inc. and Datapoint Corporation, both of San Antonio Texas. He holds a Bachelors of Science degree in Mechanical Engineering from the University of Maine at Orono, and a Masters of Science degree in Management from Rensselaer Polytechnic Institute, Troy, New York.

         GLENN BIRK, Vice President of Sales and Marketing, came to MSI in February 1999 with over nine years of sales experience in the Internet, computing and communications industries. Prior to MSI, Mr. Birk was involved in sales and marketing at GTE/BBN, NCR Comten, AT&T and Lawson Software. He was one of the founders of BBN's Dallas office where annual revenues increased from $100,000 to $20,000,000. He holds a Bachelor of Business Administration in Marketing from the University of Texas at Austin.

         STEPHEN HOELSCHER, CPA, Secretary, and Chief Accounting Officer, has 18 years of accounting and auditing experience. Mr. Hoelscher has served as MSHI's Controller since 1997. Prior to joining the Company, Mr. Hoelscher was the Controller for Protos Software Company in Georgetown, Texas for two years. Mr. Hoelscher was an Audit Manager with Brown, Graham and Company, P.C. for the seven years immediately preceding his time at Protos. His background includes work with public companies, banks, and government entities. His responsibilities include managing the accounting department, establishing banking and external audit relationships, and meeting SEC requirements. Mr. Hoelscher received a Bachelors of Business Administration in Accounting from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

         ERNESTO M. CHAVARRIA, Director, has over 25 years experience providing consulting services in the area of international business development and public affairs to Fortune 500 Companies. Mr. Chavarria has been the President of ITBR, Inc., an international consulting company since 1990. Mr. Chavarria has been a Director of the Company since November 1997. Mr. Chavarria holds a Bachelor of Business Administration degree from The University of Texas at Austin.

         JOSE G. CHAVEZ, Director, has over 25 years experience in manufacturing, engineering, system design and development, energy engineering, and computer technology management. Mr. Chavez was Plant Manager for HDS, a division of Hart Graphics, Inc., a computer disk manufacturer for 1991 to 1993, and Manufacturing Manager for CompuAdd Corporation, a personal computer manufacturer from 1989 to 1991. Prior to working at CompuAdd, Mr. Chavez was a section head at Hughes Aircraft for nine years. Mr. Chavez obtained a Master of Administrative Management degree from the University of Redlands Business School in 1981 and a Bachelor of Science degree in Electrical Engineering from the University of Texas at El Paso in 1975. Mr. Chavez has been a director of the Company since June 1997. Mr. Chavez was terminated as the President and CEO of MSHI on April 20, 1999 for cause.

         JON J. KING, Director, has over 20 years of experience as a private venture capital investor. For the past three years Mr. King has served as the U.S. investment manager for Entrepreneurial Investors Ltd., a European private equity fund and beneficial owner of at least 10% of the Company's Common Stock. For the two years before that, Mr. King served as a consultant to various private companies. In 1962, Mr. King obtained a Bachelors of Science degree in Engineering from Purdue University in West Lafayette, Indiana.

         BLANDINA CARDENAS, Director, has been a Professor at the LBJ Institute for Teaching and Learning since 1993 and has served as a Director of the Office of Minorities in Higher Education. She has also served as the Commissioner of Presidential Appointments to the U.S. Commission of Civil Rights. Ms. Cardenas has also been an Associate Professor at the University of Texas at San Antonio for over 14 years. Ms. Cardenas has been a Director of the Company since November 1997.

         DANIEL DORNIER, Director, brings over a decade's worth of investment banking experience to the Company. Since 1995, Mr. Dornier has been the President of Dornier Capital Advisers, where he manages investment portfolios for high net worth individuals in the U.S. and Europe. Between 1993 and 1995, Mr. Dornier was a private investment manager for various companies owned by the Dornier family. He was previously an investment banker at SBC Warburg, Dillon, Reed from 1991 to 1993. In 1989, he obtained his Master of Business Administration from the City University of Bellevue, Washington, the Zurich, Switzerland campus, and in 1984 he received a Bachelor of Business Administration degree from the University of Nuertingen, Germany.

         MITCHELL KETTRICK, Director, has over 12 years of experience in manufacturing, test diagnostics and networking. As MSI's co-founder and Chief Technology Officer, he oversaw technical services, systems design, and information services. Mr. Kettrick was the Quality Assurance Manager for Hart Distribution Service, a computer disk manufacturer, in 1992 and the Manufacturing Systems Test Manager for CompuAdd Corporation, a personal computer manufacturer, from 1987 to 1991. Mr. Kettrick received an Associate degree in Computer Maintenance Technology from Texas State Technical College in 1987. Mr. Kettrick has been a director of the Company since June 1997. Mr. Kettrick was terminated as the Company's Secretary and Vice-President on April 20, 1999 for cause.

RECENT CHANGES

         As of January 29, 1999, David W. Hill and Tom M. Upton, the former Chief Financial Officer and Vice-President of Sales, respectively, resigned to pursue other interests. On April 20, 1999, Jose Chavez, Mitchell Kettrick and Jaime Munoz, the President and CEO, Secretary and Vice-President of Operations, respectively, were terminated.

BOARD COMMITTEES

         Currently, the Company maintains (i) a Compensation Committee, consisting of three Board Members, one of which is to be designated by the holders of the Series B Preferred stock and (ii) an Audit Committee consisting of three Board Members. Currently the Compensation Committee and Audit Committee consist of Ernesto M. Chavarria, Blandina Cardenas and Daniel Dornier.

COMPENSATION OF DIRECTORS

         Each director who is not an employee of the Company ("Outside Director") is paid $1,000 for each meeting of the Board of Directors they attend. Additionally, they are reimbursed for expenses incurred in attending meetings of the Board of Directors and related committees.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

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


                         ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

         The following table sets forth compensation for the Chief Executive Officer ("CEO"), and the two most highly compensated other executive officers whose salary and bonus for fiscal 1999 was $100,000 or greater. Only the former CEO and two other former executive officers of MSHI received salaries and bonuses in excess of $100,000 in fiscal 1999. Consequently, only the former CEO and two other former executive officers appear in the following table.

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE



                                                                        Long Term Compensation
                                                                    -------------------------------
                                       Annual Compensation                 Awards          Payouts
                                   -------------------------------- ---------------------  --------
         (a)             (b)        (c)       (d)         (e)         (f)         (g)        (h)          (i)

                                                                               Securities
                                                                    Restricted Underlying
       Name and                                        Other Annual    Stock     Option/      LTIP       All Other
  Principal Position       Year      Salary    Bonus   Compensation   Award(s)   SAR's(#)   Payouts     Compensation
  ------------------       ----      ------    -----   ------------  --------- ----------   -------     ------------
 JOSE G. CHAVEZ            1999     $95,000       $0        $7,800         $0          $0        $0              $0
(former Pres./CEO)         1998     105,500        0             0          0      62,500         0               0
                           1997      50,500   34,000             0          0           0         0               0

 MITCHELL KETTRICK         1999     $68,000       $0            $0         $0          $0        $0              $0
(former V.P./ Sec.)        1998      75,000        0             0          0      31,250         0               0
                           1997       5,200        0             0          0           0         0               0

 DAVID W. HILL             1999     $47,000       $0            $0         $0    $100,313        $0              $0
(former CFO)


EMPLOYMENT CONTRACTS

         As of June 14, 1999, the Company entered into an employment agreement with Robert Gibbs, President and Chief Executive Officer (the "Gibbs Agreement"). The Gibbs Agreement provides for an annual base salary of $150,000 during the first year and $240,000 during the second year and reimbursement of ordinary, necessary, and documented business expenses. In addition, the Gibbs Agreement provides for a stock option to purchase up to 1,362,950 shares of Common Stock vesting as follows: (i) options to purchase 272,590 shares of Common Stock vested immediately upon the date of grant, (ii) options to purchase 272,590 shares of Common Stock vest 91 days after the grant date, (iii) options to purchase 545,180 shares of Common Stock vest on the first anniversary of the grant date, (iv) options to purchase 272,590 shares of Common Stock vest on the second anniversary of the grant date. The Gibbs Agreement is terminable by either party.

         As of March 24, 1999, the Company entered into an employment agreement with Roger M. Lane, Chief Operating Officer (the "Lane Agreement"). The Lane Agreement provides for an annual base salary of $120,000 and reimbursement of ordinary, necessary and documented business expenses. In addition, the Lane Agreement provides for a stock option to purchase up to 450,000 shares of Common Stock vesting as follows: (i) options to purchase 100,000 shares of Common Stock will vest at six months after the grant date of March 24, 1999; (ii) options to purchase an additional 110,000 shares of Common Stock will vest on the first anniversary of the grant date; and (iii) options to purchase 120,000 shares of Common Stock will vest on each of the second and third anniversary of the grant date. The Lane Agreement is terminable by either party.

         On June 15, 1997, the Company entered into employment agreements with Jose Chavez, President and Chief Executive Officer (the "Chavez Agreement"), and Mitchell Kettrick, Secretary and Vice President (the "Kettrick Agreement"). Messrs. Chavez and Kettrick had agreed to renegotiate the option terms of the Chavez and Kettrick Agreements. The renegotiations were expected to be, but were not, concluded by January 1999. On April 20, 1999, the Company terminated Messrs. Chavez and Kettrick for cause.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                             PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 29, 1999, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have investment and voting power with respect to such shares, subject to community property laws where applicable.



                  NAME AND ADDRESS              NUMBER OF      PERCENT OF OUTSTANDING     PERCENT OF FULLY
                                                  SHARES             SHARES (1)          DILUTED SHARES (2)
===========================================================================================================
         Blandina Cardenas (3)                         5,000           0.02%                   0.02%
         501 Waller Street
         Austin, Texas 78702


         Ernesto Chavarria (3) (11)                  150,000           0.33%                   0.55%
         501 Waller Street
         Austin, Texas 78702


         Jose Chavez (4)                           6,675,000           29.10%                  24.48%
         501 Waller Street
         Austin, Texas 78702


         Daniel Dornier (5)                          340,000           1.50%                   1.25%
         501 Waller Street
         Austin, Texas 78702


         Entrepreneurial Investors, Ltd.(6)        8,286,800           26.06%                  30.39%
         P.O. Box 40643
         Freeport, Bahamas


         Stephen Hoelscher (7)                        22,000           0.10%                   0.08%
         501 Waller Street
         Austin, Texas 78702


         Mitchell Kettrick (8)                     1,500,000           6.31%                   5.50%
         501 Waller Street
         Austin, Texas 78702


         Luana Pearce (9)                          1,250,000           5.53%                   4.58%
         4545 Golf Vista Dr.
         Austin, Texas 78730


         All Directors and                         8,692,000           37.36%                  31.88%
         Officers as a Group (10)


         (1) Calculations are based on 22,591,535 outstanding shares of Common Stock as of June 28, 1999. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain circumstances, subject to certain Lock-Up Agreements.

         (2) Assumes conversion of all options and warrants held by the above named group. Calculations of fully diluted ownership are based on 27,268,376 shares of Common Stock which would be issued and outstanding if all of the Series B, C, D, and E Preferred shares were converted, all the of the Warrants and Options outstanding as of March 31, 1999 were exercised and all the 1,500,000 shares of Common Stock the Company has received commitments for as of March 31, 1999, were issued.

         (3) These directors are the beneficial owners of shares issued as additional compensation. The reflected shares are contained within the shares being registered hereunder. These officers and directors are included in this table for disclosure purposes only.

         (4) Includes 6,575,000 shares of Common Stock outstanding and 100,000 shares of Common Stock issuable upon exercise of Mr. Chavez's Options.

         (5) Includes 339,500 shares of Common Stock outstanding and 50 shares of Common Stock issuable upon the conversion of 5 shares of the Series E Preferred.

         (6) Entrepreneurial Investors, Ltd. ("EIL") is the beneficial owner of an aggregate of 8,286,800 shares of Common Stock consisting of: (i) 943,400 shares of Common Stock issued upon conversion of 94,340 shares of Series C Preferred, (ii) 4,943,300 shares of Common Stock issued upon conversion of 399,995 shares of Series B and 94,335 shares of Series D Preferred shares, (iii) 100 shares of Common Stock issuable upon conversion of 5 shares of Series B and 5 shares of Series D Preferred shares, and (iv) 2,400,000 shares of Common Stock issuable upon the exercise of Class A Warrants granted in conjunction with the Private Placement Phase I.

         (7) Includes 19,000 shares of Common Stock held by Mr. Hoelscher and 3,000 shares of Common Stock held by Mr. Hoelscher's three children, 1,000 shares each.

         (8) Includes 1,425,000 shares of Common Stock outstanding and 75,000 shares of Common Stock issuable upon the exercise of Mr. Kettrick's Options.

         (9) Includes 550,000 shares of Common Stock acquired from Jose G. Chavez, the former President of MSHI, 475,000 shares of Common Stock acquired from George Villalva, a former director of MSHI, and 225,000 shares of Common Stock acquired from Argus Management, Inc. See "Legal Proceedings."

         (10) Includes 8,516,950 shares of Common Stock outstanding, 50 shares of Common Stock issuable upon the conversion of 5 shares of the Series E Preferred held by Mr. Dornier, 100,000 shares of Common Stock issuable upon exercise of Mr. Chavez's Options and 75,000 shares of Common Stock issuable upon exercise of Mr. Kettrick's Options, and 75,000 shares of Common Stock issuable upon exercise of Mr. Chavarria's Options.

         (11) Includes 75,000 shares of Common Stock outstanding and 75,000 shares of Common Stock issuable upon exercise of Mr. Chavarria's Options.

         Rule 13d-3 under the Securities Exchange Act of 1934, involving the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, by notice of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges shall be deemed to be outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

         There are no contractual arrangements or pledges of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain officers, directors, stockholders and employees of the Company have ownership interests in Prima Development & Construction, Inc. The schedule below lists the names of the stockholders and their percentage of ownership.


                                            Prima Development
                                            & Construction, Inc.
         Name of Stockholder                (Percentage of Ownership)
--------------------------------------------------------------------------------
         Jose G. Chavez (1)(2)                     26
         Frank Rodriguez (1)                       15
         Andrew Ramirez (1)                        26
         George Villalva (1)                       15
         Mitchell C. Kettrick (1)(2)               18
                                                  ---
         TOTAL                                    100


         (1) Former officer of MSHI
         (2) Director of MSHI

         Certain directors of the Company serve as officers, directors and advisors to this related company on an as needed basis and their involvement is minimal.

          During the quarter ended December 31, 1998, Prima advanced $32,000 to MSHI. The advance bore no interest and was repaid within 10 days of its origination. The ownership of Prima includes owners of MSHI as well as other outside investors.

         During the years ended March 31, 1999 and 1998, no other income or expense was received from or paid to the above listed entity.

         Ernesto M. Chavarria, Chairman of the Board of Directors, is also the President of ITBR, Inc., an international consulting company. ITBR, Inc. has a consulting agreement with MSHI. The term of the agreement extends through December 31, 1999. ITBR, Inc. is paid $10,000 per month and is reimbursed for all reasonable business expenses under the terms of the agreement.

         Jon J. King joined MSHI's Board of Directors on May 19, 1999. Mr. King is the President of J.J. King, Ltd. This company has a consulting agreement with Entrepreneurial Investors, Ltd., a major stockholder in the Company.


    ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The Registrant filed an 8-K on March 3, 1999 with reference to the receipt of GTE/BBN certification for MSI's network and facility.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MSI HOLDINGS, INC.

                    Date: June 29, 1999 By: /s/ Robert Gibbs
                                           -------------------------------------
                                                Robert Gibbs,
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


         Signature                          Title                               Date
         ---------                          -----                               ----
/s/ Ernesto Chavarria                       Chairman of the Board               June 29, 1999
---------------------------------
     Ernesto Chavarria

/s/ Blandina Cardenas                       Director                            June 29, 1999
---------------------------------
     Blandina Cardenas

/s/ Daniel Dornier                          Director                            June 29, 1999
---------------------------------
     Daniel Dornier

/s/ Jon J. King                             Director                           June 29, 1999
---------------------------------
    Jon J. King

/s/ Robert Gibbs                            President and                       June 29, 1999
---------------------------------           Chief Executive Officer
     Robert Gibbs


/s/ Stephen Hoelscher                       Secretary and                       June 29, 1999
---------------------------------           Chief Accounting Officer
    Stephen Hoelscher

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report - Brown, Graham and Company, P.C....................................................F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998........................................................F-3
Consolidated Statements of Operations for the years ended March 31, 1999 and 1998................................F-4
Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999 and 1998......................F-5
Consolidated Statements of Cash Flows for the years ended March 31, 1999 and 1998................................F-7
Notes to Consolidated Financial Statements.......................................................................F-9

Brown, Graham and Company, P.C.
Certified Public Accountants




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of MSI Holdings, Inc.,


We have audited the accompanying consolidated balance sheets of MSI Holdings, Inc. and Subsidiaries (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSI Holdings, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit at March 31, 1999 and 1998, and has suffered losses from operations for the years ended March 31, 1999 and 1998, which raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters is presented in Note 1 of these consolidated financial statements.




/s/ Brown, Graham and Company, P.C.

Georgetown, Texas
June 15, 1999

MSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 1998

                                                                                     March 31
                                                                      -------------------------------------
                                                                           1999                  1998
                                                                      ---------------       ---------------
ASSETS
Current Assets
     Cash                                                                  $      8,471    $     25,786
     Accounts Receivable - Trade (Note 4)                                       575,230         150,851
     Inventory                                                                   57,516         285,023
     Short-Term Investment - Restricted (Note 4)                                   --         1,350,000
     Other Receivables - Advances (Note 2)                                      114,199          86,961
                                                                           ------------    ------------

           Total Current Assets                                                 755,416       1,898,621

Property, Plant, and Equipment, net (Note 3 and 5)                            2,168,801         800,831

                                                                           ------------    ------------

TOTAL ASSETS                                                               $  2,924,217    $  2,699,452
                                                                           ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable - Trade                                              $  1,501,963    $    300,035
     Other Accrued Expenses                                                     176,581         169,336
     Bank Line of Credit (Note 4)                                               200,000       1,228,966
     Current Maturities of Notes payable (Note 5)                               136,491         151,267
     Current Portion of Obligations Under Capital Leases (Note 6)               118,736          41,097
     Other Notes Payable (Note 13)                                                 --           200,000
                                                                           ------------    ------------

     Total Current Liabilities                                                2,133,771       2,090,701

Long-Term Liabilities
     Notes Payable (Note 5)                                                     152,434         367,522
     Obligations under Capital Leases (Note 6)                                  761,305         149,560

                                                                           ------------    ------------
           Total Long-Term Liabilities                                          913,739         517,082

Commitments and Contingencies
     (Notes 8, 9, 10 & 13)                                                         --              --

                                                                           ------------    ------------
     Total Liabilities                                                        3,047,510       2,607,783

Stockholders' Equity (Notes 10 & 11)
     Preferred stock Series B; $5.30 stated value; 490,000 authorized,
        400,000 and 490,000 shares issued  and outstanding, respectively      2,120,000       2,597,000
     Preferred stock Series C; $10.60 stated value; 99,057 authorized,
          0 and 99,057 shares issued  and outstanding respectively                 --         1,050,004
     Preferred stock Series D; $10.60 stated value; 279,657 authorized,
          196,340 shares issued and outstanding                               2,081,204            --
     Preferred stock Series E; $30.00 stated value; 157,500 authorized,
          126,252 shares issued and outstanding                               3,787,560            --
     Common stock at $.10 par value; 50,000,000 authorized, 14,803,602
           (including 200,250 shares held in treasury) and 11,506,846
           shares issued and outstanding, respectively                        1,460,335       1,150,685
     Additional Paid-in Capital                                              23,771,121       2,666,099
     Accumulated Deficit                                                    (33,343,513)     (7,372,119)
                                                                           ------------    ------------

           Total Stockholders' Equity                                          (123,293)         91,669
                                                                           ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  2,924,217    $  2,699,452
                                                                           ============    ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1999 AND 1998


                                                                     March 31
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
Revenues:
    Hardware, software and peripherals                      $  1,479,984    $  1,350,869
    Networks, LAN/WAN                                          1,597,279         685,711
    Service, support and integration                             473,459         704,241
                                                            ------------    ------------

    Net Revenues                                               3,550,722       2,740,821
                                                            ------------    ------------

Cost of Goods Sold:
    Hardware, software and peripherals                         1,522,365       1,406,612
    Networks, LAN/WAN                                          1,883,417       1,185,572
    Service, support and integration                             849,679       1,027,617
                                                            ------------    ------------

    Total Cost of Goods Sold                                   4,255,461       3,619,801
                                                            ------------    ------------

Gross Deficit                                                   (704,739)       (878,980)
                                                            ------------    ------------

Selling, General and Administrative Expenses:
    Salaries and benefits                                      2,376,646       1,299,003
    Professional fees and consultants                          2,015,060         361,075
    Advertising and marketing                                    152,920          55,561
    Occupancy                                                    447,725         246,880
    Depreciation and amortization                                281,536         178,892
    Vehicle expense                                              106,593         106,131
    Other expense                                                255,417         272,978
    Interest expense, net                                        167,307         294,198
    Provision (recovery) for uncollectible accounts              (35,000)         73,252
                                                            ------------    ------------

       Total Selling, General and Administrative Expenses      5,768,204       2,887,970
                                                            ------------    ------------

Net Loss                                                      (6,472,943)     (3,766,950)

Plus Preferred stock dividends                               (19,498,451)     (3,471,170)
                                                            ------------    ------------

Net loss available to Common stockholders                   $(25,971,394)   $ (7,238,120)
                                                            ============    ============

Basic and diluted net loss per share                        $      (2.06)   $      (0.66)

                                                            ============    ============

Basic and diluted weighted average shares outstanding         12,622,673      10,998,874
                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(PAGE 1 OF 2)




                                                                          Preferred Stock
                                ---------------------------------------------------------------------------------------------------
                                      Series B                  Series C                  Series D                 Series E
                                -----------------------   ----------------------   -----------------------   ----------------------
                                  Shares       Amount      Shares      Amount       Shares       Amount        Shares      Amount
                                 --------   -----------   --------   -----------   ---------   -----------   ---------   ----------
Balance at March 31, 1997            --     $      --         --     $      --          --     $      --          --     $     --
Common stock issued for:
     Interest                        --            --         --            --          --            --          --           --
     Compensation                    --            --         --            --          --            --          --           --
     Preferred stock dividend        --            --         --            --          --            --          --           --
Preferred stock issued for :
     Private Placement            420,000     2,226,000     99,057     1,050,004        --            --          --           --
     Senior Debt                   70,000       371,000       --            --          --            --          --           --
Preferred stock dividend
     discount                        --            --         --            --          --            --          --           --
Stock options issued for:
     Compensation                    --            --         --            --          --            --          --           --
     Placement agent fees            --            --         --            --          --            --          --           --
Cash received for
     uncertificated stock            --            --         --            --          --            --          --           --
Common stock-uncertificated
     issued for note receivable      --            --         --            --          --            --          --           --
Note receivable offset against
    Common stock subscribed          --            --         --            --          --            --          --           --
Net loss                             --            --         --            --          --            --          --           --
                                 --------   -----------   --------   -----------   ---------   -----------   ---------   ----------

Balance at March 31, 1998         490,000     2,597,000     99,057     1,050,004        --            --          --           --

Preferred stock issued for:
    Private Placement                --            --         --            --       279,657     2,964,364     146,252    4,387,560
    Accounts receivable offset
      against preferred stock        --            --         --            --          --            --       (20,000)    (600,000)
Common stock issued for:
    Rule 144 stock                   --            --         --            --          --            --          --           --
    Compensation                     --            --         --            --          --            --          --           --
    Preferred stock dividend         --            --         --            --          --            --          --           --
    Class A warrants                 --            --         --            --          --            --          --           --
    Preferred stock conversion    (90,000)     (477,000)   (99,057)   (1,050,004)    (83,317)     (883,160)       --           --
Preferred stock dividend
     discount                        --            --         --            --          --            --          --           --
Stock options issued for:
     Compensation                    --            --         --            --          --            --          --           --
     Placement agent fees            --            --         --            --          --            --          --           --
Treasury stock                       --            --         --            --          --            --          --           --
Net loss                             --            --         --            --          --            --          --           --
                                 --------   -----------   --------   -----------   ---------   -----------   ---------   ----------

Balance at March 31, 1999         400,000   $ 2,120,000       --     $      --       196,340     2,081,204     126,252   $3,787,560
                                 ========   ===========   ========   ===========   =========   ===========   =========   ==========


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1999 AND 1998
(PAGE 2 OF 2)



                                                                  Common Stock           Additional
                                        Common Stock                Subscribed          (Discount on)    Accum-
                                 ---------------------------   ----------------------    Paid - In       ulated
                                    Shares         Amount        Shares     Amount        Capital        Deficit         Total
                                 ------------   ------------   ---------   ----------   ------------   ------------   ------------
Balance at March 31, 1997          10,764,733   $  1,076,473        --     $     --     $ (1,046,058)  $   (133,999)  $   (103,584)
Common stock issued for:
     Interest                          10,286          1,029        --           --            4,114           --            5,143
     Compensation                     414,900         41,490        --           --          250,367           --          291,857
     Preferred stock dividend          23,742          2,374        --           --           56,294        (58,668)          --
Preferred stock issued for :
     Private Placement                   --             --          --           --         (975,641)          --        2,300,363
     Senior Debt                         --             --          --           --             --             --          371,000
Preferred stock dividend
     discount                            --             --          --           --        3,412,502     (3,412,502)          --
Stock options issued for:
     Compensation                        --             --          --           --           93,750           --           93,750
     Placement agent fees                --             --          --           --          387,641           --          387,641
Cash received for
     uncertificated stock             293,185         29,319        --           --          483,130           --          512,449
Common stock-uncertificated
     issued for note receivable          --             --       543,000      407,250           --             --          407,250
Note receivable offset against
    Common stock subscribed              --             --      (543,000)    (407,250)          --             --         (407,250)
Net loss                                 --             --          --           --             --       (3,766,950)    (3,766,950)
                                 ------------   ------------   ---------   ----------   ------------   ------------   ------------

Balance at March 31, 1998          11,506,846      1,150,685        --           --        2,666,099     (7,372,119)        91,669
                                                                                                                              --
Preferred stock issued for:
    Private Placement                    --             --          --           --       (2,014,396)          --        5,337,528
    Accounts receivable offset
      against preferred stock            --             --          --           --           73,200           --         (526,800)
Common stock issued for:
    Rule 144 stock                     50,000          5,000        --           --          582,500       (534,500)        53,000
    Compensation                       31,000          3,100        --           --          149,806           --          152,906
    Preferred stock dividend           72,016          7,201        --           --          356,703       (363,904)          --
    Class A warrants                  420,000         42,000        --           --          291,900           --          333,900
    Preferred stock conversion      2,723,740        272,374        --           --        2,137,790           --             --
Preferred stock dividend
     discount                            --             --          --           --       18,600,047    (18,600,047)          --
Stock options issued for:
     Compensation                        --             --          --           --          185,014           --          185,014
     Placement agent fees                --             --          --           --          837,433           --          837,433
Treasury stock                       (200,250)       (20,025)       --           --          (94,975)          --         (115,000)
Net loss                                 --             --          --           --             --       (6,472,943)    (6,472,943)
                                 ------------   ------------   ---------   ----------   ------------   ------------   ------------

Balance at March 31, 1999          14,603,352   $  1,460,335        --     $     --     $ 23,771,121   $(33,343,513)  $   (123,293)
                                 ============   ============   =========   ==========   ============   ============   ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999 AND 1998


                                                                     March 31
                                                             ---------------------------
                                                                1999             1998
                                                             -----------     -----------
OPERATING ACTIVITIES:
    Net loss                                                 $(6,472,943)    $(3,766,950)
      Adjustments to reconcile net loss
            to net cash provided by operating activities:
             Depreciation and amortization expense               281,536         178,892
             Stock issued for compensation                       152,906         291,857
             Options issued for compensation                     185,014          93,750
             Stock issued for interest                              --             5,143
             (Gain) Loss on disposal of property                    (652)           --
      Change in accounts receivable - trade                     (424,379)        832,062
      Change in inventory                                        227,507         (19,569)
      Change in other receivables - advances                     (92,238)           --
      Change in accounts payable - trade                       1,201,928        (577,325)
      Change in other accrued expenses                             7,245          57,775
                                                             -----------     -----------
Net cash provided (used) by operating activities              (4,934,076)     (2,904,365)
                                                             -----------     -----------

INVESTING ACTIVITIES:
      Purchase of property, plant & equipment                   (844,843)       (195,685)
    Change in short term investment                            1,350,000      (1,350,000)
    Additional notes receivable                                     --          (142,265)
    Proceeds from notes receivable                                  --           477,645
    Proceeds from other receivables                                 --           162,793
    Additional other receivables                                    --          (121,341)
                                                             -----------     -----------
Net cash provided (used) by investing activities                 505,157      (1,168,853)
                                                             -----------     -----------

FINANCING ACTIVITIES:
    Changes in bank line of credit, net                       (1,028,966)        504,076
    Proceeds - other notes payable                                  --           200,000
    Payments on notes payable                                   (229,864)       (162,153)
    Payments on obligations under capital leases                (114,626)        (32,485)
    Proceeds - private placement of preferred stock            5,398,160       2,688,004
    Proceeds - issuance of Common Stock                           53,000         512,450
    Proceeds - exercise of warrants                              333,900            --
    Proceeds - senior convertible debt                              --           371,000
                                                             -----------     -----------
Net cash provided by financing activities                      4,411,604       4,080,892
                                                             -----------     -----------

NET INCREASE (DECREASE) IN CASH                                  (17,315)          7,674
CASH AT BEGINNING OF PERIOD                                       25,786          18,112
                                                             -----------     -----------
CASH AT END OF PERIOD                                        $     8,471     $    25,786
                                                             ===========     ===========


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999 AND 1998


                                                                                  March 31
                                                                         --------------------------
                                                                             1999           1998
                                                                         -----------    -----------
Supplemental disclosure:
    Cash paid during the year for:
          Interest                                                       $   259,964    $   232,578
                                                                         ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
 Preferred stock issued for:
         Placement agent fees                                            $   338,680    $   156,000
         Common stock (treasury stock)                                       250,000           --
 Stock options:
          Compensation                                                       185,014         93,750
          Placement agent fees                                               837,433        387,641
 Common stock issued for:
         Compensation                                                        152,906        291,857
         Interest on debt                                                       --            5,143
         Preferred stock dividends                                           363,904         58,668
 Common stock subscribed for note receivable                                    --          407,250
 Debt converted to preferred stock                                              --          371,000
 Inventory received for other notes receivable                                  --           84,394
 Placement agent fees netted from proceeds of preferred stock                765,084           --
 Discount on preferred stock issued for dividends                         19,134,547      3,412,502
 Purchase of equipment with long-term leases                                 804,010           --
 Accounts receivable and notes payable offset against purchase
         of Common stock (treasury stock)                                    135,000           --
                                                                         ===========    ===========


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION:
MSI Holdings, Inc. (formerly Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, MSRC entered into an agreement and plan of reorganization with the shareholders of Micro-Media Solutions, Inc. (a Texas Corporation), ("MSI"), in which MSRC acquired 100% of the Common Stock of MSI. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation). Subsequent to September 30, 1998, MSI changed its name to MSI Holdings, Inc., (the "Company" or MSHI"). The transaction was accounted for as a recapitalization.

MSI is an Austin, Texas, based technology corporation formed to provide computer hardware, software programming, system support, maintenance, media duplication, and kitting to the public and private sectors, primarily in the State of Texas. Also MSI is a business solutions technology integrator with infrastructure design and implementation services. In addition, MSI computer networking services includes system integration and local wide-area networks. MSI provides these services to customers and at sites throughout the state of Texas.

Prior to the year ended March 31, 1999, MSI was certified by the State of Texas as a Historically Underutilized Business (HUB). The Company has decided not to seek re-certification of MSI's HUB status.

GOING CONCERN:
As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $6,472,943 and $3,766,950 for years ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company's current liabilities exceeded its current assets by $1,378,355 and the Company owed accounts payable with dates due in excess of thirty (30) days in the approximate amount of $819,000. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's obtaining additional financing to fund the expenses related to operations and capital improvements.

At March 31, 1999, the Company has completed arrangements with a private investment group for the private placement of up to 1.5 million shares of the Company's Common Stock to raise approximately $4.5 million in capital, (See Note
15). In April through June 15, 1999, the Company received approximately $2.3 million in this private placement, which has been used to retire debt, decrease past due accounts payable and for operating expenses. In addition, management closed a substantial contract with GTE during the year ended March 31, 1999. In the first quarter of fiscal year 2000, the Company established an affiliation with Southwestern Bell as a Digital Subscriber Line ("xDSL") service reseller fostering its ability to provide state-of-the-art connectivity services. Management believes these contracts can produce a level of revenue necessary to provide the Company with a positive cash flow and additional working capital.

The Company is also consulting with investment bankers for an additional $25 million public offering to be completed during the year ended March 31, 2000. These funds will be used to satisfy additional capital needs for expansion opportunities associated with the contracts identified above.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements for the years ended March 31, 1999 and 1998, include the accounts and transactions of the Company and its wholly-owned subsidiaries, MSI and Tele-Vista, Inc., (incorporated August 1998 and has not yet commenced operations). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH:
Cash includes cash equivalents and consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE:
The Company follows the allowance method of expensing accounts receivable considered uncollectible. As of March 31, 1999 and 1998, management believes all accounts are collectible; therefore, no allowance has been recorded. The financial statements include a $35,000 recovery of a previously written-off bad debt.

INVENTORY:
Inventory is valued at the lower of cost, using the FIFO method
(first-in/first-out), or market. Inventory consists principally of hardware and software needed for maintaining and building network technology for customers. The financial statements include a charge to inventory at March 31, 1999 of approximately $232,000.

PROPERTY, PLANT, AND EQUIPMENT:
Property, plant and equipment are stated at cost. For financial statement purposes, depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the term of the related lease, including any expected renewable terms, or the useful life of the leasehold improvements. Accelerated depreciation methods are used for tax purposes. Depreciation and amortization are calculated over the following useful lives (stated in years):


                                                    Useful Lives
                                                    ------------
         Vehicles                                         5
         Furniture and fixtures                           5
         Equipment                                        5
         Leasehold Improvements                          20


Included in property, plant and equipment are properties held for sale consisting primarily of a 77,100 square foot facility in El Paso, Texas. Management believes that the net realizable value of the properties held for sale exceed their carrying value.

REVENUE AND COST RECOGNITION:
Hardware and peripheral sales consist of computers and related electronic equipment. Software sales are the resale of prepackaged software and operating systems from Microsoft and other vendors to the end user. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. Most hardware, software and peripherals sales are made without the right of return. Product returns are minimal and are recorded as a reduction of sales upon receipt of the product.

Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the cost-to-cost method. Management considers total costs incurred to be the best available measure of progress on contracts.

Contract costs include all direct costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Losses on uncompleted contracts are recognized in the period in which the losses are determined.

The asset, "Costs and Estimated Earnings in Excess of Billings Uncompleted Contracts", represents revenue earned in excess of amounts billed. The liability "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts" represents billings in excess of amounts earned.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue and contract costs from fixed price contracts are included in the various categories of revenue and cost of goods sold in the accompanying financial statements. As of March 31, 1999 and 1998, there were no contracts in progress.

FEDERAL INCOME TAXES:
The Company uses the liability method of accounting for income taxes as prescribed by the Financial Accounting Standard Board Statement No. 109. Deferred tax liabilities and assets are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change in deferred tax assets and liabilities is reflected in the statement of operations.

USE OF ESTIMATES AND CERTAIN CONCENTRATIONS:
Management has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with Generally Accepted Accounting Principles. Although actual results could differ from those estimates, Management believes its estimates are reasonable. Certain components, subassemblies and software included in the Company's computer systems are obtained from sole suppliers or a limited number of suppliers. The Company relies, to a certain extent, upon the ability of its suppliers' to enhance existing products in a timely and cost-effective manner, to develop new products to meet changing customer needs and to respond to emerging standards and other technological developments in the computer industry. The Company's reliance on a limited number of suppliers involves risks, including the possibility of shortages and/or increases in costs of components and subassemblies, and the risk of reduced control over delivery schedules.

FINANCIAL INSTRUMENTS:
Cash equivalents include investments with original maturities of three months or less, readily convertible to known amounts of cash. The amounts reported as cash equivalents, receivables, other assets, accounts payable and accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on market information available to Management as of March 31, 1999 and 1998. The use of different market assumptions and estimation methodologies could have a material effect on the estimated fair value amounts. The reported fair values do not take into consideration potential taxes or other expenses that would be incurred in an actual settlement.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. A concentration of credit risk may exist with respect to trade receivables, because many of the Company's customers are in the computer and telecommunications industries. The Company has a large number of customers on which it performs ongoing credit evaluations and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

RECLASSIFICATION:
Certain reclassifications have been made to the prior period amounts to conform to the 1999 presentation.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 2 - OTHER RECEIVABLES - ADVANCES

Other receivables-advances include expenses paid by the Company to the third parties in satisfaction of obligations of Argus Management, Inc., (See Note 13.) Also included is a deposit to Exceptional Services, lease prepayment and employee advances for travel and lodging for out-of-town projects as follows:


                                        March 31
                                   --------------------
                                     1999        1998
                                   --------    --------
Employee advances                  $ 27,942    $ 12,001

Unreimbursed cost (See Note 13)        --        65,000

Deposits                             78,410        --

Lease prepayments                     7,847       9,960
                                   --------    --------
     Total                         $114,199    $ 86,961
                                   ========    ========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company's investment in property, plant and equipment at March 31, 1999 and 1998, is as follows (see Note 6):


                                                                   March 31
                                                         ---------------------------
                                                             1999            1998
                                                         ------------     ----------
Building (held for sale)                                 $    176,175     $     --

Equipment, furniture and fixtures                           1,637,276        613,184

Transportation equipment                                      316,277        253,204

Leasehold improvements                                        662,268        307,790
                                                         ------------     ----------
                                                            2,791,996      1,174,178

Less accumulated depreciation and amortization               (623,195)      (373,347)
                                                         ------------     ----------
Net property, plant and equipment                        $  2,168,801     $  800,831
                                                         ============     ==========


Depreciation and amortization expense for the years ended March 31, 1999 and 1998, was $281,536 and $178,892, respectively.

NOTE 4 - BANK LINE OF CREDIT

The Company has a secured line of credit agreement maturing April 30, 1999, with Compass Bank for $200,000 and $1,350,000 at March 31, 1999 and 1998,
respectively secured by accounts receivable and a certificate of deposit in the amount of $1,350,000, payable in monthly installments of interest only. The balance at March 31, 1999, was $200,000 with interest at 7.25% per annum. Interest was paid through March 31, 1999. The line of credit was paid in full at April 30, 1999 and was not renewed. There are no additional loan covenants associated with this line of credit. The balance at March 31, 1998 was $1,020,000 plus accrued interest at 8% per annum in the amount of $4,893.

At March 31, 1998, the Company was in default on a secured line of credit agreement with Bank One Texas, N.A. providing for borrowings of up to $725,000 based on the amount of the Company's eligible receivables. As of March 31, 1998, the Company owed $208,966 plus accrued interest at 18% in the amount of $19,219 secured by accounts receivable. This amount was paid in full in April 1998 and was not renewed. Under the agreement, the Company was subject to covenants including certain financial ratios.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 5 - NOTES PAYABLE

Notes payable consists of the following amounts at March 31, 1999 and 1998:


                                                                                          March 31
                                                                                    --------------------
                                                                                      1999        1998
                                                                                    --------    --------
Austin Community Development Corporation, $100,000 equipment loan dated May 29,
1996, secured by equipment and accounts receivable. Loan requires interest payments at 9% for the first six months, with principal and interest payments thereafter of $2,224 beginning in February 1997.  Loan matures over a 60 month
period ending January 2002.                                                         $ 66,972    $ 81,327

Austin Community Development Corporation, $100,000 working capital loan dated
June 14, 1995, secured by equipment and accounts receivable.  Loan is due in 48 monthly principal installments of $2,083 along with interest of 9% beginning in
July 1996. Loan matures in June 2000.                                                 35,417      56,497

Neighborhood Commercial Management Program, $75,000 loan from City of
Austin dated June 8, 1995, secured by second lien on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of
$1,347 beginning January 1996. Interest rate of 0% until December 1995, thereafter 3% rate to maturity. Loan matures over a 60 month period ending
December 2000.                                                                       154,703      43,104

Neighborhood Commercial Management Program, $250,000 loan from City of Austin dated August 12, 1996, secured by second lien on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of
$4,492 beginning January 1997. Interest rate of 0% until December 1996, thereafter 3% rate to maturity.  Loan matures over a 60 month period ending
December 2001.                                                                        31,833     191,194

Bank One Texas, N.A., $200,000 loan dated June 26, 1996, secured by a first lien on equipment and leasehold improvements, loan is due in 60 monthly installments of $3,333 along with interest equal to the Bank One Texas, N.A., base rate plus
2%, loan was paid in full during quarter ended March 31, 1999.                          --       146,667
                                                                                    --------    --------
                                                                                     288,925     518,789

Less current portion                                                                 136,491     151,267
                                                                                    --------    --------
                                                                                    $152,434    $367,522
                                                                                    ========    ========


Following are maturities of long-term debt for each of the next five years:


Year Ending:       March 31
                   --------
2000               $136,491

2001                 91,611

2002                 60,823

Thereafter             --
                   --------
                   $288,925
                   ========



Certain officers of the Company have personally guaranteed all notes.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASES

The Company is a lessee of transportation, communication and electronic equipment under capital leases expiring in various years through March 2004. The asset and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense (see Note 3).

Following is a summary of property held under capital leases:


                                                           March 31
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
Transportation Equipment                            $310,228       $218,055

Communication Equipment                               56,014         56,014

Electronic Equipment                                 707,831           --


Minimum future lease payments under capital leases as of March 31, 1999 and 1998, for the next five years and in the aggregate are:


                                                          March 31
                                                 ---------------------------
                                                    1999             1998
                                                 ----------       ----------
2000                                             $  384,761       $   68,077

2001                                                415,807           60,343

2002                                                324,418           74,985

2003                                                324,418             --

2004                                                280,000             --

Thereafter                                             --               --
                                                 ----------       ----------
Total minimum lease payments                      1,729,404          203,405

Less amount representing interest                   849,363           12,748
                                                 ----------       ----------
                                                    880,041          190,657

Less current portion                                118,736           41,097
                                                 ----------       ----------
Long-term obligations under capital leases       $  761,305       $  149,560
                                                 ==========       ==========



NOTE 7 - FEDERAL INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:


                                                         March 31
                                              ------------------------------
                                                 1999               1998
                                              -----------        -----------
Computed at the expected statutory rate       $(2,208,800)       $(1,281,000)

Non-deductible items                               19,000             15,600

Valuation allowance                             2,181,800          1,265,400
                                              -----------        -----------
Income tax                                    $      --          $      --
                                              ===========        ===========

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 7 - FEDERAL INCOME TAXES - CONTINUED


Deferred tax assets:
     Net operating loss carryforward       $ 3,655,400        $ 1,441,400

Deferred tax liabilities:
     Depreciation                              (50,000)           (32,300)

Valuation allowance                         (3,605,400)        (1,409,100)
                                           -----------        -----------
                                           $      --          $      --
                                           ===========        ===========


The Company has available at March 31, 1999, $10,751,200 of unused operating loss carryforwards that may be applied against future taxable income and expire as follows:


                                              Amount of
                                               Unused
                                              Operating
                                                Loss
Expiration During Year Ending March 31      Carryforward
--------------------------------------      ------------
                 2011                       $     50,000

                 2012                            487,000

                 2018                          3,797,000

                 2019                          6,417,200
                                            ------------
                 Total                      $ 10,751,200
                                            ============


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company had notes receivable from certain related parties at March 31,1997, in the amount of $419,774. These related parties are owned and controlled by majority stockholders of the Company. During the year ended March 31, 1998, the Company loaned an additional $142,265 to these related parties and received payments in the amount of $562,039. At March 31, 1999 and 1998, the Company did not have any notes receivables or payables or sales or purchases with these related parties for the years then ended.

During the year ended March 31, 1998, the Company entered into a consulting agreement with an entity, ("Consultant"), in which the President of the entity is the Chairman of the Board of the Company. The terms of the consulting agreement include the following:

     o    $10,000 fee per month,

     o    Reasonable business expenses incurred by Consultant,

     o    75,000 shares of Common stock,

     o Various fees and commissions for acquisitions or sales secured by Consultant, and

     o    Options to purchase 75,000 shares of Common stock.

During the year ended March 31, 1999 and 1998 the Company paid the Consultant $120,000 and $30,000, respectfully and issued 75,000 shares of Common stock and options to purchase 75,000 shares of Common stock as described above.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998





NOTE 9 - COMMITMENTS

The Company leases its principal general offices and warehouse facilities. The leases expire at August 31, 2005 and July 31, 2008, each with a 10 year renewable option. Future minimum lease payments (excluding property taxes) are as follows:


YEAR ENDING MARCH 31
--------------------
        2000                $ 142,464

        2001                  149,340

        2002                  168,480

        2003                  179,010

        2004                  189,540

        2005                  200,070

        2006                  210,600

        2007                  221,070

        2008                  231,660
                          -----------
        Total             $ 1,692,234
                          ===========


The total rental obligation under the above contract for the years ended March 31, 1999 and 1998, was $186,107 and $109,980, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

The Company has 10,000,000 shares of Preferred stock authorized. In October 1997, the Company completed a Private Placement Agreement, (the "Agreement") with a group of accredited investors. The Agreement provides for three "Phases" of financing.

Phase I of the Agreement was funded in November 1997. The Company received $2,120,000 in exchange for 400,000 shares of Series B Preferred stock (5% cumulative, convertible, non-voting, stated value $5.30) ,(the "Series B Stock"). Each share of Preferred stock is initially convertible into 10 shares of the Company's Common Stock subject to adjustment and six warrants, (the "Warrants") for the purchase of six shares of Common Stock at $1.50 per share. The Company paid $302,000 and issued 20,000 shares of Series B Preferred stock for placement agent fees in Phase I. Also options to purchase 400,000 shares of Common Stock at $1.50 per share were issued as a part of the Agreement. The Common Stock had a fair value of $0.92 per share at the grant date of the options resulting in $367,350 in placement agent fees. The Agreement contained a restrictive covenant that conversion of the Preferred stock would not occur to the extent that the HUB status of the Company would be compromised. However, the Company has determined it will not seek re-certification of MSI's HUB status. During the year ended March 31, 1999, 20,000 shares of Series B Preferred issued as placement agent fees, and 70,000 shares of Series B Preferred were converted to 900,000 shares of the Registrant's Common Stock.

The Series B Preferred Stock can be converted to Common Stock. Therefore, a discount in the amount of $6,151,978 has been realized. The discount is the difference in the intrinsic value of the Common Stock and warrants less the net proceeds from the Series B Preferred stock. The discount is accreted from the date of issuance of the Series stock to the date the stock can be converted. Due to the limitation on the number of shares of stock that could be issued while retaining the HUB status, $3,412,502 was recorded as dividends and as an increase in additional paid-in capital in the accompanying financial statements for the year ended March 31, 1998. The unrecognized portion of the discount in the amount of $2,739,476 was recorded for the year ended March 31, 1999.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 10 - STOCKHOLDERS' EQUITY - CONTINUED

Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of Series C Preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series C Stock"). Each share of Series stock is initially convertible into 10 shares of the Company's Common Stock, subject to adjustment. The Company paid $130,000 and issued 4,717 shares of Series C Preferred stock for placement agent fees. Also options to purchase 47,170 shares of Common Stock at $4.00 per share were issued as a part of the Agreement. The Common Stock had a fair value of $0.43 per share at the grant date resulting in $20,291 in placement agent fees. The Agreement contained a restrictive covenant that conversion of the Series stock would not occur to the extent that the HUB status of the Company would be compromised. However, the Company has determined it will not seek re-certification of MSI's HUB status. During the year ended March 31, 1999 the 4,717 shares of Series C Preferred issued as placement agent fees were converted to 47,170 shares of the Registrant's Common Stock. The remaining 94,340 shares of Series C Preferred were converted to 943,400 shares of Common Stock during the last quarter of fiscal year ended March 31, 1999.

The Series C Preferred stock can be converted to Common Stock. Therefore, a discount in the amount of $615,851 has been realized. The discount is the difference in the intrinsic value of the Common Stock less the net proceeds from the Series C Preferred stock. Due to the limitation on the number of shares of stock that could be issued while retaining the HUB status, the unrecognized discount in the amount of $615,851 was recorded for the year ended March 31, 1999.

 Phase III of the Agreement was funded in May through July 1998. The Company received $2,823,204 in exchange for 266,340 shares of Series D Preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series D Stock"). Each share of Series stock is initially convertible into 10 shares of the Company's Common Stock, subject to adjustment. The Company paid $349,318 and issued 13,317 shares of Series D Preferred stock for placement agent fees. Also options to purchase 250,850 shares of Common Stock at $1.59 per share were issued as a part of the agreement. The Common Stock had a fair value of $1.65 to $2.86 per share at the grant date resulting in $487,880 in placement agent fees. The Agreement contained a restrictive covenant that conversion of the Series stock would not occur to the extent that the HUB status of the Company would be compromised. However, the Company has determined it will not seek re-certification of MSI's HUB status. During the year ended March 31, 1999 the 13,317 shares of Series D Preferred issued as placement agent fees were converted to 133,170 shares of the Registrant's Common Stock. Also during the year ended March 31, 1999, 70,000 shares of Series D Preferred were converted to 700,000 shares of the Registrant's Common Stock.

 The Series D Preferred stock can be converted to Common Stock. Therefore, a discount in the amount of $9,911,406 has been realized. The discount is the difference in the intrinsic value of the Common Stock less the net proceeds from the Series D Preferred stock. The discount in the amount of $9,911,406 was recorded for the year ended March 31, 1999.

During the year ended March 31, 1999, the Company received $53,000 for 5,000 shares of Series D Preferred stock at $10.60 per share. Due to the Series D being oversubscribed, the Company converted the 5,000 Series shares to 50,000 shares of Common Stock subject to Rule 144 restrictions. The discount on the 50,000 shares of Common Stock, in the amount of $534,500, has been included as a dividend in the accompanying financial statements.

The Company has concluded the private placement of 139,668 shares of the Series E Preferred Stock, $30 stated value (the "Series E Preferred"). Each share of the Series E Preferred is initially convertible into 10 shares of the Company's Common Stock, subject to adjustment. The Company paid approximately $489,000 and issued 6,584 shares of the Series E Preferred stock for placement agent fees. The Series E Preferred yielded an aggregate net proceeds of $3.7 million to the Company and was completed by March 31, 1999. At March 31, 1999, $600,000 of the proceeds representing 20,000 shares of Series E Preferred was receivable from stockholders and $73,200 of the expenses for placement agent fees had not been paid. These amounts were offset against the Series E Preferred stock and additional paid-in capital in the accompanying financial statements, respectively. In November 1998, the Company received $1,485,000 in connection with the private placement of the Series E Preferred, 49,500 shares of which were sold for a purchase price of $30.00 per share. An additional $1,345,020 and $1,360,020 was or was due received in February 1999 and March 1999, respectively, for 44,834 and 45,334 shares of Series E Preferred, respectively.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 10 - STOCKHOLDERS' EQUITY - CONTINUED

As private placement fee for completion of the Series E Preferred, the Company issued 6,584 shares of Series E Preferred. The expenses for the placement of the Series E Preferred including broker fees, private placement fee (including stock for the private placement fee) and legal and accounting expenses were $502,805 through March 1999. The proceeds of the Series E Preferred will be used for working capital and capital expenditure needs.

The Series E Series stock can be converted to Common Stock. Therefore, a discount in the amount of $5,333,314 has been realized. The discount is the difference in the intrinsic value of the Common Stock less the net proceeds from the Series E Preferred stock. The discount in the amount of $5,333,314 was recorded for the year ended March 31, 1999.

Senior convertible debt in the amount of $371,000 was issued for cash in November 1997. This debt was converted to 70,000 shares of Series B Preferred stock (5% cumulative, convertible, non-voting, stated value, $5.30), in February 1998. Accrued interest in the amount of $5,143 was paid with the issuance of 10,286 shares of Common Stock. The discount on this issue of Series B Preferred stock, including 420,000 warrants for the purchase of 420,000 shares of Common Stock at $0.795 per share is included in the total Series B discount detailed above.

During the year ended March 31, 1999, the warrants were exercised for 420,000 shares of Common Stock at $0.795 per share in the amount of $333,900.

On January 15, 1998, the Company received a subscription for 543,000 shares of Common Stock which was valued at the market value (closing bid price of $0.75) of the Common Stock on that date. The consideration for the shares was a note in the amount of $407,250 bearing an interest rate of 12% payable in cash or by delivery of certain intellectual property rights. The note has since been canceled and the Subscription Agreement rescinded.

See Note 11 for details of stock options and warrants.

Preferred stock dividends were paid with the issuance of Common Stock, valued at the previous thirty day average closing bid price per share of Common Stock, as follows:


                                                        Shares          Amount
                                                        ------         --------
         Year ended March 31, 1999                      72,016         $363,904
         Year ended March 31, 1998                      23,742           58,668


NOTE 11 - STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's stock options as of March 31, 1999 and 1998, is presented below:


                                                                           March 31
                                                                   -------------------------
                                                                      1999            1998
                                                                   ---------       ---------
Options outstanding at beginning of period                           622,170            --
Options granted                                                      955,434         622,170
Options exercised                                                       --              --
Options canceled                                                        --              --
                                                                   ---------       ---------
Options outstanding at end of period                               1,577,604         622,170
                                                                   =========       =========
Options exercisable at end of period                                 786,170         400,000
                                                                   =========       =========
Weighted Average Fair Value of options granted during period       $    3.22       $    1.75
                                                                   =========       =========

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED

The following table summarizes the information about the stock options as of March 31, 1999 and 1998:


                                                    March 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                               Weighted
                                                                Average                          Number          Weighted
                                                               Remaining    Weighted Average   Exercisable       Average
    Range of           Number outstanding at     Date         Contractual    Exercise Price        at         Exercise Price
 Exercise Price              March 31          Granted           Life(3)      (Total Shares)     March 31     (Exer. Shares)
 --------------              --------          -------           ------        ------------      --------      ------------
$       1.50               400,000(2)          1/31/98           5 years           $1.50         400,000          $ 1.50

        4.00                47,170(2)          1/31/98           6 years            4.00          47,170            4.00

        1.50                50,000(1)          3/31/98           5 years            1.50          50,000            1.50

        2.25                25,000(1)          3/31/98           5 years            2.25          25,000            2.25

        1.50               100,000(1)          3/31/98           5 years            1.50         100,000            1.50

        4.00                75,000(4)           4/1/98           5 years            4.00          75,000            4.00

        1.58                 5,000(4)           4/6/98          1.5 year            1.58           5,000            1.58

        1.59               189,340(2)          4/27/98           5 years            1.59             -              1.59

        1.59                61,510(2)          5/15/98           5 years            1.59             -              1.59

        4.50                49,500(2)         10/13/98           5 years            4.50             -              4.50

        4.50                 5,000(2)         12/31/98           5 years            4.50             -              4.50

        4.00                30,000(4)          2/24/99           5 years            4.00          30,000            4.00

        4.50                 5,000(2)          1/29/99           5 years            4.50             -              4.50

        4.68                50,000(1)          1/29/99           2 years            4.68          50,000            4.68

        4.50                 8,417(2)          2/16/99           5 years            4.50             -              4.50

        4.50                10,000(2)          3/15/99           5 years            4.50             -              4.50

        4.50                12,667(2)          3/29/99           5 years            4.50             -              4.50

        5.13                 2,000(4)          3/11/99           5 years            5.13           2,000            5.13

        3.75               450,000(1)          3/24/99           5 years            3.75             -              3.75

        6.81                 2,000(4)          3/31/99           5 years            6.81           2,000            6.81
------------             ---------                             ---------       ---------     -----------          ------
$1.50 - 6.81             1,577,604                               4 years           $2.69         786,170          $ 2.23
============             =========                             =========       =========     ===========          ======


(1) Options granted to employees for past services.
(2) Options granted for placement agent fees (see Note 10).
(3) Options expire in years 2003 through 2004.
(4) Options granted to consultants for past services.

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED


                                                   March 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                                         Number
Range of        Number                    Weighted Average        Weighted Average     Exercisable     Weighted Average
Exercise    outstanding at       Date        Remaining             Exercise Price          at          Exercise Price
 Price         March 31         Granted   Contractual Life(3)       (Total Shares)       March 31        (Exer. Shares)
 -----         --------         -------   -------------------        ------------        --------         ------------
$  1.50         50,000(1)       3/31/98        5 years                 $ 1.50                  --              $ 1.50

   2.25         25,000(1)       3/31/98        5 years                   2.25                  --                2.25

   1.50        100,000(1)       3/31/98        5 years                   1.50                  --                1.50

   1.50        400,000(2)       1/31/98        5 years                   1.50              400,000               1.50

   4.50         47,170(2)       1/31/98        6 years                   4.00                  --                4.00
--------     ---------                        --------               --------          -----------        -----------
$ 1.50-
   4.50        622,170                         5 years                 $ 1.72              400,000             $ 1.50
========     =========                        ========               ========          ===========        ===========


(1) Options granted to employees for past services.
(2) Options granted for placement agent fees (see Note 10).
(3) Options expire in years 2003 through 2004.

Each stock option granted can be exercised for one share of Common Stock.

Stock options to employees for the years ended March 31, 1999 and 1998, were recorded as compensation as applied under APB No. 25 in the amount of $100,313 and $93,750 respectively.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to Common Stockholders and income (loss) per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in that Statement.

During the year ended March 31, 1999 and 1998, the Company estimated the fair value of each stock option to employees at the grant date by using the Black-Scholes option-pricing model with weighted average assumptions used for grants as follows:


                                                  March 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                                             Estimated Fair
   Number of         Dividend     Expected       Risk Free       Expected      Value Per         Total Fair
     Shares            Yield     Volatility    Interest Rate      Lives          Share              Value
     ------            -----     ----------    -------------      -----          -----              -----

     50,000           $    -         76.31%          5.21%          2 years   $     3.65          $      182,448

    450,000                -         76.31%          5.21%          5 years         2.46               1,106,606
-----------                                                                                       --------------
    500,000                                                                                       $    1,289,054
===========                                                                                       ==============

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED


                                                     March 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                                                                  Estimated Fair
    Number of      Dividend     Expected       Risk Free         Expected           Value Per           Total Fair
     Shares          Yield     Volatility    Interest Rate         Lives              Share                Value
     ------          -----     ----------    -------------         -----              -----                -----

    50,000           $  -         45.26%          5.30%            5 years           $  1.22       $            60,943

    25,000              -         45.26%          5.30%            5 years              0.96                    47,846

   100,000              -         45.26%          5.30%            5 years              1.22                   121,885
------------                                                                                       -------------------
   175,000                                                                                         $           230,674
============                                                                                       ===================


Net loss applicable to Common Stockholders for the year ended March 31, 1999 and 1998:


                                March 31
                       ------------------------------
                           1999              1998
                       ------------     -------------
As reported            $(25,971,394)    $  (7,238,120)
                       ============     =============
Pro forma              $(27,160,135)    $  (7,375,044)
                       ============     =============

Net loss per share:
As reported            $      (2.06)    $        (.66)
                       ============     =============
Pro forma              $      (2.15)    $        (.67)
                       ============     =============


Stock options granted for placement agent fees for the year ended March 31, 1999 and during the year ended March 31, 1998 have been recorded as a reduction of proceeds from the issuance of Preferred stock in accordance with SFAS No. 123 at the fair value of the options at the grant date as determined by using the Black-Scholes option-pricing method as follows:


                                             March 31, 1999
---------------------------------------------------------------------------------------------------
                                                                         Estimated Fair
  Number        Dividend          Expected        Risk Free   Expected      Value Per     Total Fair
of Shares        Yield           Volatility     Interest Rate  Lives         Share          Value
---------       --------         ----------     -------------  -----         -----         --------
 189,340         $   --              47.75%         5.30%      5 years       $   1.65      $311,857

  61,510             --              47.75%         5.30%      5 years           2.86       176,022

  49,500             --              76.31%         5.21%      5 years           4.28       212,041

   5,000             --              76.31%         5.21%      5 years           4.61        23,057

   5,000             --              76.31%         5.21%      5 years           4.56        22,794

   8,417             --              76.31%         5.21%      5 years           4.45        37,413

  10,000             --              76.31%         5.21%      5 years           3.01        30,113

  12,667             --              76.31%         5.21%      5 years           1.91        24,136
                                                                                           --------
                                                                                           $837,433
                                                                                           ========

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998




NOTE 11 - STOCK OPTIONS AND WARRANTS - CONTINUED


                                   March 31, 1998
-------------------------------------------------------------------------------------------
                                                             Estimated Fair
Number of   Dividend   Expected      Risk Free    Expected      Value Per        Total Fair
 Shares      Yield    Volatility   Interest Rate   Lives          Share             Value
 ------      -----    ----------   -------------   -----          -----             -----
 400,000      $-       45.26%         5.21%       5 years     $   0.92             $367,350

  47,170      --       45.26%         5.11%       6 years         0.43               20,291
                                                                                   --------
                                                                                   $387,641
                                                                                   ========


The following table summarizes the information about the warrants:


                                       Number             Exercised             Number
Exercise                             Outstanding      During Year Ended       Outstanding
 Price      Expiration Date        March 31, 1998      March 31, 1999       March 31, 1999
 -----      ---------------        --------------      --------------       --------------
 $1.50         1/31/2000               120,000                   - -             120,000

 $1.50         1/31/2000             2,400,000                   - -           2,400,000

 $0.795                                300,000               300,000                 - -

 $0.795                                120,000               120,000                 - -
                                   -----------          ------------         -----------
                                     2,940,000               420,000           2,520,000
                                   ===========          ============         ===========



NOTE 12 - EARNINGS PER SHARE

The following data details the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential Common Stock.


                                                                                   March 31
                                                                        --------------------------------
                                                                            1999                1998
                                                                        ------------        ------------
Loss from continuing operations                                         $ (6,472,943)       $ (3,766,950)

Less: Preferred dividends                                                (19,498,451)         (3,471,170)
                                                                        ------------        ------------

Loss available to Common stockholders used in basic EPS                 $(25,971,394)       $ (7,238,120)
                                                                        ============        ============
Weighted average number of Common shares used in basic EPS                12,622,673          10,998,874

Effect of dilutive securities:

   Preferred Stock - all series                                                 --                  --

   Stock options                                                                --                  --

   Warrants                                                                     --                  --
                                                                        ------------        ------------
   Weighted number of common shares and dilutive potential Common
         Stock used in diluted EPS                                        12,622,673          10,998,874
                                                                        ============        ============

MSI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND 1998



NOTE 12 - EARNINGS PER SHARE - CONTINUED

In addition, 400,000 shares of Series B Preferred stock, convertible into 4,000,000 shares of Common Stock, 196,340 shares of Series D Preferred stock convertible into 1,963,400 shares of Common Stock, 126,252 shares of Series E Preferred stock convertible into 1,262,520 shares of Common Stock, options on 786,170 shares of Common Stock and warrants on 2,520,000 shares of Common Stock were not included in computing diluted EPS for the year ended March 31, 1999, because their effects were antidilutive. Series B Preferred stock in the amount of 490,000 shares convertible into 4,900,000 shares of Common Stock, 99,057 shares of Series C Preferred stock convertible into 990,570 shares of Common Stock, options on 622,170 shares of Common Stock and warrants on 2,940,000 shares of Common Stock were not included in computing diluted EPS for the year ended March 31, 1998, because their effects were antidilutive.

NOTE 13 - CONTINGENCY

As of March 31, 1999, the Company has agreed to settle its lawsuits related to the Company's relationship with a former consultant, Kenneth O'Neal ("O'Neal") and a firm which he controls, Argus Management, Inc. ("Argus"). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. The Company vigorously defended this lawsuit and filed a related suit against O'Neal and Argus in Travis County, Texas on February 6, 1998, alleging fraud, usury in connection with the promissory notes, and seeking an order from the Court demanding that Argus transfer 293,185 shares of Common Stock of MSHI, held by Argus, to various shareholders who have previously purchased such shares (the "Argus Related Shares"). The agreed upon settlement provides that Argus return 200,250 shares of MSHI's Common Stock to MSHI, that MSHI tender $250,000 to Argus and that MSHI issue the balance of 92,935 shares of Common Stock as restricted shares. The parties have agreed to cancel the two promissory notes from MSHI to Argus and write-off an accounts receivable from Argus in the amount of $65,000 and release all other claims among the parties.


NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

The following significant adjustments were made during the fourth quarter of the year ended March 31, 1999:


Description                                      Amount
-----------                                  ------------
Inventory charge                             $  ( 232,000)
Consulting agreement                             (550,000)
                                             ------------
Net decrease in income                       $   (782,000)
                                             ============
Per share decrease in income                 $      (0.06)
                                             ============



NOTE 15 - SUBSEQUENT EVENTS

Subsequent to March 31, 1999, an additional 399,995, 176,335 and 128,747 shares of Series B Preferred, Series D Preferred and Series E Preferred, respectively, were converted for an aggregate of 7,050,770 shares of the Company's Common Stock.

As of March 31, 1999, the Company received commitments to purchase $4.5 million in Common Stock. In April through June 15, 1999, the Company received approximately $2.3 million in this private placement, which has been used to retire debt, decrease past due accounts payable and pay operating expenses.

In the first quarter of fiscal year 2000, the Company established an affiliation with Southwestern Bell as a Digital Subscriber Line ("DSL") service reseller fostering its ability to provide state-of-the-art connectivity services.

                               INDEX TO EXHIBITS



          Exhibit
          Number                  Description
          -------                 -----------
            27                    Financial Data Schedule