Form 10QSB
period 1999-06-30
MSI HOLDINGS INC/
filed 1999-08-16
CIK 68619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the Quarterly Period Ended June 30, 1999

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

Commission File Number 0-8164

MSI Holdings, Inc.

(herein referred to as “Registrant”, “Company”, “MSHI”, “we”, “us”, and “our”)
(Exact name of registrant as specified in charter)

Utah	87-0280886
(State of incorporation or organization)	(IRS Employer I.D. No.)

501 Waller Street Austin, Texas	78702
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number, including area code) 512-476-6925

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK, PAR VALUE $.10

     Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. (1)  Yes [X]  No [   ] (2)  Yes [X]  No [   ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB  [   ]

     As of June 30, 1999 the Registrant had 22,635,212 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

Consolidated Balance Sheet as of June 30, 1999 (Unaudited)
Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended June30, 1999 and 1998 (Unaudited)
Selected Notes to Consolidated Financial Statements(Unaudited)

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 1999 (Unaudited)	F-2

Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended June 30, 1999 and 1998 (Unaudited)	F-4

Selected Notes to Consolidated Financial Statements (Unaudited)	F-6

MSI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (UNAUDITED)
June 30, 1999

ASSETS
Current Assets

Cash	$385,132

Accounts Receivable — Trade	403,169

Inventory	72,258

Other Receivables — Advances	78,377

Total Current Assets	938,936

Property, Plant, and Equipment, net	2,061,246

TOTAL ASSETS	$3,000,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Accounts Payable — Trade	$238,500

Other Accrued Expenses	141,442

Current Maturities of Notes payable	111,969

Current Portion of Obligations Under Capital Leases	118,736

Total Current Liabilities	610,647
Long-Term Liabilities

Notes Payable	126,983

Obligations Under Capital Leases	743,759

Total Long-Term Liabilities	870,742

Commitments and Contingencies	—

Total Liabilities	1,481,389
Stockholders’ Equity

Preferred stock Series B; $5.30 stated value; 490,000 authorized, 5 shares issued and outstanding	27

Preferred stock Series D; $10.60 stated value; 279,657 authorized, 19,005 shares issued and outstanding	201,453

Preferred stock Series E; $30.00 stated value; 157,500 authorized, 16,005 shares issued and outstanding	480,150

Common stock at $.10 par value; 50,000,000 authorized, 22,635,212 shares issued and outstanding, respectively	2,263,521

Additional Paid-in Capital	33,786,026

Accumulated Deficit	(35,212,384)

Total Stockholders’ Equity	1,518,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,000,182

The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended June 30, 1999 and 1998

	June 30

	1999	1998

Revenues:

Hardware, software and peripherals	$120,287	$503,632

Networks, LAN/ WAN	58,990	23,898

Service, support and integration	260,789	74,099

Broadband Internet services	9,077	—

Net Revenues	449,143	601,629

Cost of Goods Sold:

Hardware, software and peripherals	185,912	419,204

Networks, LAN/ WAN	194,482	17,207

Service, support and integration	81,386	64,735

Broadband Internet services	45,666	—

Total Cost of Goods Sold	507,446	501,146

Gross Profit (Loss)	(58,303)	100,483

Selling, General and Administrative Expenses:

Salaries and benefits	696,214	553,207

Professional fees and consultants	671,427	171,575

Advertising and marketing	5,506	14,367

Occupancy	94,560	89,679

Depreciation and amortization	97,586	52,991

Vehicle expense	7,229	34,610

Other expense	124,541	109,375

Total Selling, General and Administrative Expenses	1,697,063	1,025,804

Interest expense, net	44,491	20,636

Total expenses	1,741,554	1,046,440

Net Loss	(1,799,857)	(945,957)

Plus Preferred stock dividends	(69,013)	(66,743)

Net loss available to Common stockholders	$(1,868,870)	$(1,012,700)

Basic and diluted net loss per share	$(0.09)	$(0.09)

Basic and diluted weighted average shares outstanding	20,268,057	11,507,002

The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended June 30, 1999 and 1998

	June 30

	1999	1998

OPERATING ACTIVITIES:

Net loss	$(1,799,857)	$(945,957)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization expense	97,586	52,991

Stock issued for compensation	281,581	8,002

Options issued for compensation	95,532	—

Change in accounts receivable — trade	172,061	(181,887)

Change in inventory	(1,637)	55,430

Change in other receivables — advances	35,822	(91,140)

Change in accounts payable — trade	(1,263,463)	(110,798)

Change in other accrued expenses	(35,139)	(68,689)

Net cash used by operating activities	(2,417,514)	(1,190,908)

INVESTING ACTIVITIES:

Purchase of property, plant & equipment	(13,105)	(149,050)

Net cash used by investing activities	(13,105)	(149,050)

FINANCING ACTIVITIES:

Changes in bank line of credit, net	(200,000)	—

Payments on notes payable	(49,973)	(329,866)

Payments on obligations under capital leases	(17,546)	(22,401)

Proceeds — private placement of preferred stock	526,800	1,765,664

Proceeds — issuance of Common Stock	2,547,999	—

Net cash provided by financing activities	2,807,280	1,413,397

NET INCREASE (DECREASE) IN CASH	376,661	(17,701)

CASH AT BEGINNING OF PERIOD	8,471	25,785

CASH AT END OF PERIOD	$385,132	$8,085

The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended June 30, 1999 and 1998

	June 30,

	1999	1998

Supplemental disclosure:

Cash paid during the year for:

Interest	$44,491	$35,789

Supplemental schedule of non-cash investing and financing activities:

Preferred stock issued for:

Placement agent fees	$73,200	$—

Stock options:

Placement agent fees	95,532	—

Common stock issued for:

Compensation	281,581	8,002

Preferred stock dividends	69,013	66,743

Inventory converted to equipment	13,105	44,021

MSI HOLDINGS, INC. AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended June 30, 1999 and 1998

Note 1 — Basis of Presentation and Significant Accounting Policies

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 1999.

Going concern:

      As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,799,857 for the three months ended June 30, 1999. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund operations and capital improvements.

      At March 31, 1999, the Company has completed arrangements with a private investment group for the private placement of up to 1.5 million shares of the Company’s Common Stock to raise approximately $4.5 million in capital. In April through July 15, 1999, the Company received approximately $3.3 million in this private placement. The Company received $600,000 from the private placement of 20,000 shares of the Company’s Series E Preferred Stock, $30 stated value (the “Series E Preferred”) during the three months ended June 30, 1999. These funds have been used to retire debt, decrease past due accounts payable and pay operating expenses. In addition, management closed a substantial contract with GTE during the year ended March 31, 1999. In the first quarter of fiscal year 2000, the Company established an affiliation with Southwestern Bell as a Digital Subscriber Line (“xDSL”) service reseller which will foster its ability to provide state-of-the-art connectivity services.

      The Company is also consulting with investment bankers for a secondary public offering to be completed during the year ended March 31, 2000. These funds will be used to satisfy additional capital needs for expansion opportunities associated with the contracts identified above.

      The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Comprehensive Income:

      In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in a full set financial statements. The adoption of Statement No. 130 did not have a significant effect on the current financial statement presentation of income as the Company has no items of comprehensive income.

Principles of Consolidation:

      The condensed consolidated financial statements for the three months ended June 30, 1999, include the accounts and transactions of the Company and its wholly-owned subsidiaries, MSI and Tele-Vista, Inc., (which was incorporated August 1998 and has not yet commenced operations). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

MSI HOLDINGS, INC. AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification:

      Certain reclassifications have been made to the prior period amounts to conform to the 1999 presentation.

Note 2 — Bank Line of Credit

      The Company has a secured line of credit agreement with a bank which matures April 30, 1999, is secured by accounts receivable, and bears interest at 7.25%. This line is payable in monthly installments of interest only. The balance at March 31, 1999, was $200,000. Interest was paid through March 31, 1999. The line of credit was paid in full at April 30, 1999 and was not renewed. There are no additional loan covenants associated with this line of credit.

Note 3 — Related Party Transactions

      During the year ended March 31, 1998, the Company entered into a consulting agreement with an entity, (“Consultant”), in which the President of the entity is the Chairman of the Board of the Company. The terms of the consulting agreement include the following:

•	$10,000 fee per month,

•	Reasonable business expenses incurred by Consultant,

•	75,000 shares of Common Stock,

•	Various fees and commissions for acquisitions or sales secured by Consultant, and

•	Options to purchase 75,000 shares of Common Stock.

      During the three months ended June 30, 1999 the Company paid the Consultant $30,000.

Note 4 — Stockholders’ Equity

      During the three months ended June 30, 1999, 399,995 shares of the Company’s Series B Preferred Stock were converted to 3,999,950 shares of the Company’s Common Stock.

      During the three months ended June 30, 1999, 177,335 shares of the Company’s Series D Preferred Stock were converted to 1,773,350 shares of the Company’s Common Stock.

      The Company received $600,000 from the private placement of 20,000 shares of the Company’s Series E Preferred Stock, $30 stated value (the “Series E Preferred”) during the three months ended June 30, 1999. Each share of the Company’s Series E Preferred Stock is initially convertible into 10 shares of the Company’s Common Stock, subject to adjustment. The Company paid approximately $73,200 for placement agent fees.

      During the three months ended June 30, 1999, 130,247 shares of Series E Preferred Stock were converted to 1,302,470 shares of the Company’s Common Stock.

      The Company has concluded the private placement of 1,178,666 shares of the Company’s Common Stock (the “Common Stock”). The Company paid approximately $180,000 and issued 25,000 shares of Common Stock for placement agent fees. The Common Stock yielded aggregate net proceeds of approximately $3.3 million to the Company and was completed by June 30, 1999. At June 30, 1999, $879,999 of the proceeds, representing 293,333 shares of Common Stock, was receivable from stockholders, $72,000 of the expenses for placement agent fees had not been paid and 10,000 shares of the Commons for placement agent fees had not been issued. These amounts were offset against Common Stock and additional paid-in capital in the accompanying financial statements, respectively.

MSI HOLDINGS, INC. AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Preferred stock dividends were paid with the issuance of Common Stock, valued at the previous thirty day average closing bid price per share of Common Stock, as follows:

	Shares	Amount

Three Months ended June 30, 1999	12,057	$69,013

Note 5 — Earnings Per Share

      The following data details the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential Common Stock.

June 30, 1999

Loss from continuing operations	$(1,799,857)

Less: Preferred dividends	(69,013)

Loss available to Common stockholders used in basic EPS	$(1,868,870)

Weighted average number of Common shares used in basic EPS	20,268,057

Effect of dilutive securities:

Preferred Stock — all series	—

Stock options	—

Warrants	—

Weighted number of common shares and dilutive potential Common Stock used in diluted EPS	20,268,057

      In addition, 5 shares of Series B Preferred Stock, convertible into 50 shares of the Company’s Common Stock, 19,500 shares of the Company’s Series D Preferred Stock convertible into 195,000 shares of the Company’s Common Stock, 16,005 shares of the Company’s Series E Preferred Stock convertible into 1,600,005 shares of the Company’s Common Stock, options on 786,170 shares of the Company’s Common Stock and warrants on 2,520,000 shares of the Company’s Common Stock were not included in computing diluted EPS for the three months ended June 30, 1999, because their effects were antidilutive.

Note 6 — Contingencies

      As of March 31, 1999, the Company agreed to settle its lawsuits related to the Company’s relationship with a former consultant, Kenneth O’Neal (“O’Neal”) and a firm which he controls, Argus Management, Inc. (“Argus”). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. The Company vigorously defended this lawsuit and filed a related suit against O’Neal and Argus in Travis County, Texas on February 6, 1998, alleging fraud, usury in connection with the promissory notes, and seeking an order from the Court demanding that Argus transfer 293,185 shares of Common Stock of the Company, held by Argus, to various shareholders who have previously purchased such shares (the “Argus Related Shares”). The agreed upon settlement provides that Argus return 200,250 shares of the Company’s Common Stock to MSI, that MSI tender $250,000 to Argus and that MSI issue the balance of 92,935 shares of Common Stock as restricted shares. The parties have agreed to cancel the two promissory notes from MSI to Argus and write-off an accounts receivable from Argus in the amount of $65,000 and release all other claims among the parties. The 200,250 shares have been canceled during the three months ended June 30, 1999.

      On July 28, 1999, the Company was sued by its former President seeking more than $50,000, excluding cost and attorneys’ fees. Outside counsel for the Company has advised that at this stage in the proceedings they cannot offer an opinion as to the probable outcome. The Company believes the suit is without merit and intends to vigorously defend itself.

MSI HOLDINGS, INC. AND SUBSIDIARIES

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Subsequent Events

      Subsequent to June 30, 1999, an additional 8,000 shares of the Company’s Series E Preferred Stock were converted into 80,000 shares of the Company’s Common Stock.

ITEM 2.  Management’s Discussion and Analysis Or Plan of Operation

      This report contains forward-looking statements that involve risks and uncertainties. Our actual results may be very different from the results discussed in the forward-looking statements. Some of the factors that could cause differences are discussed below.

Company Background and Going Concern Issues

      Micro-Media Solutions, Inc. (“MSI”) is the operating subsidiary of MSI Holdings, Inc. (“MSHI”, or the “Company”). MSI was founded in 1993 in Austin, Texas, to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to the public and private sectors. On June 23, 1997, the shareholders of MSI entered into an agreement and plan of reorganization with Mountain States Resources Corporation (now known as MSHI), whereby the Company acquired all of the issued and outstanding stock of MSI in exchange for 9,310,000 shares of the Common Stock of MSHI. This was accounted for as a recapitalization.

      In the past, our revenues have been derived from sales of hardware and software and the performance of technical services, including the installation and maintenance of networks. Due to intense competition in these markets and the current opportunity in the Internet industry, we have repositioned ourselves as a provider of bandwidth and related services. This shift resulted in increased expenses for remodeling, compensation, and equipment leasing during the last quarter of fiscal year 1999 and the first quarter of fiscal year 2000.

      Our significant historical losses create doubt about our ability to continue as a going concern. We have reached a short-term solution to the going concern issue through the private placement of Series E Preferred Stock and a private placement of Common Stock. These funds will provide working capital until we have completed a larger offering, either publicly or privately. Through July 1999, we had received net proceeds of approximately $3.7 million related to the private placement of Series E Preferred Stock and net proceeds of approximately $3.3 million related to the private placement of Common Stock. In addition to working capital, the proceeds from these two private placements have been and will be used to retire debt, to decrease accounts payable, and to take advantage of opportunities for expansion. As a result, our current ratio and our cash position have both improved. We anticipate generating working capital from the revenues associated with the GTE Point of Presence (“POP”) and the Southwestern Bell and Covad Communications xDSL reseller agreement. We are also consulting with investment bankers and plan a larger offering, either publicly or privately, in the near future.

Recent Developments

      MSI received certification by GTE’s BBN Professional Services group on March 23, 1999 for network architecture, security design, and facility design. We are the first company to receive this certification. During the last half of fiscal year 1999, BBN Professional Services consultants assisted us with the design and implementation of a data center constructed on GTE’s fiber optic backbone in our facilities in Austin, Texas. MSI’s data center is known as the Internet Accelerator Portal™ (IAP). The IAP accelerates Internet connectivity, increases the user’s proximity to the Internet, and increases access speed via the connection to the Internet Point of Presence.

      In May 1999, we formed a strategic alliance with Southwestern Bell and are now an authorized reseller of their Digital Subscriber Line (DSL) service. We offer our customers the opportunity to leverage Southwestern Bell’s broadband technology and access the Internet at high speeds with increased bandwidth. Subsequent to the end of the first quarter, MSI also announced a strategic alliance with Covad Communications that enables MSI to provide high-speed Internet and network access to customers nationwide using Covad’s Digital Subscriber Lines.

      On April 20, 1999, Jose Chavez, President and Chief Executive Officer, Mitchell Kettrick, Chief Technology officer, and Jaime Munoz, Vice President of Operations, were terminated for cause. Robert Gibbs joined the Company as President and Chief Executive Officer in June 1999.

      Subsequent to the close of the quarter, Roger M. Lane, Chief Operating Officer, resigned from the Company to pursue other interests. In addition, Patricia Hrabina, Vice President of Human Resources, Cliff Luckey, Vice President of Technology & Solutions, and Robert Frank, Executive Vice President of New Business Development were hired subsequent to June 30, 1999.

Results of Operations

Quarter Ended June 30, 1999 compared with the Quarter Ended June 30, 1998:

		Hardware		Service,
	Broadband	Software and	Networks	Support and
	Internet	Peripherals	LAN/WAN	Integration	Total

Quarter ended June 30, 1999

Revenues	$9,077	$120,287	$58,990	$260,789	$449,143

Cost of Goods Sold	45,666	185,912	194,482	81,386	507,446

Gross Profit (Loss)($)	(36,589)	(65,625)	(135,492)	179,403	(58,303)

Gross Profit (Loss)(%)	(403.1)%	(54.6)%	(229.7)%	68.8%	(13.0)%

Quarter ended June 30, 1998

Revenues	N/A	$503,632	$23,898	$74,099	$601,629

Cost of Goods Sold		419,204	17,207	64,735	501,146

Gross Profit (Loss)($)		84,428	6,691	9,364	100,483

Gross Profit (Loss)(%)		16.8%	28.0%	12.6%	16.7%

Increase/(Decrease)

Revenues	$9,077	$(383,345)	$35,092	$186,690	$(152,486)

Cost of Goods Sold	45,666	(233,292)	177,275	16,651	6,300

Gross Profit (Loss)($)	(36,589)	(150,053)	(142,183)	170,039	(158,786)

Gross Profit (Loss)(%)	(403.1)%	(71.4)%	(201.7)%	56.2%	(29.7)%

      Total revenues for the quarter ended June 30, 1999 decreased $152,486 (25.3%) from the total revenues recorded for the quarter ended June 30, 1998. This was caused by a decrease of $383,345 in hardware, software, and peripherals revenue which was partially offset by increases in revenues from network LAN/ WAN and service, support, and integration, and the addition of Broadband Internet services. The revenue from Broadband Internet services was $9,077 and only represents revenues from the initiation of the service in June 1999 through the end of the quarter. The decrease in hardware, software, and peripherals reflects a reduction in large one-time sales to governmental agencies. This is a direct result of the company’s shift in focus from hardware, software and peripherals to Broadband Internet services. The increase of $35,092 in network LAN/ WAN revenues was due to normal fluctuations in installation projects that were in place during each period. The $186,690 increase in service, support and integration revenues is due to increased activity on the service contract with Siemens Nixdorf.

      Cost of goods sold for the quarter ended June 30, 1999 increased $6,300 (1.3%) from the same period in the prior year. The total cost of goods sold includes $45,666 related to Broadband Internet services that were not offered in 1998. The cost of goods sold related to network LAN/ WAN increased $177,275 and the cost of goods sold related to service, support, and integration increased $16,651. There was a decrease of $233,292 in cost of goods sold for hardware, software and peripherals due to the corresponding reduction in revenues.

      The total gross loss for the quarter ended June 30, 1999 was ($58,303) or (13.0%), compared to a gross profit of $100,483 or 16.7% for the same period in the prior year. The gross loss for hardware, software and peripherals for the quarter ended June 30, 1999 was (54.6%), compared to a gross profit of 16.8% in the quarter ended June 30, 1998. This 71.4% decrease is the result of fixed costs and decreasing revenue. In addition, margins are decreasing due to price declines, competitive bidding, and other industry conditions. The gross loss for network LAN/ WAN was (229.7%) for the quarter ended June 30, 1999, compared to a gross profit of 28.0% for the same period in the prior year. The decrease in profit of 257.7% is the result of fixed costs and increased salaries related to network LAN/ WAN installations. The gross profit for service, support and integration was 68.8% for the quarter ended June 30, 1999, compared to a gross profit of 12.6% for the quarter ended June 30, 1998. The increase is a result of increased revenues and lower fixed costs associated with service contracts.

      Selling, general, and administrative expenses for the quarter ended June 30, 1999 were $1,741,554 (387.8% of revenue), compared with $1,578,783 (262.4% of revenue) for the quarter ended June 30, 1998. This is an increase of $162,771 (10.3%). Increases in salaries and benefits account for $143,007 or 87.9% of the increase. Staff additions include technical, sales, and accounting staff and project management personnel. Additional personnel were required to enable the Company to enter the Broadband Internet services market. Depreciation and amortization expense increased $44,595 and accounts for 2.7% of the increase in selling, general, and administrative expense. This increase was due to the first full quarter of depreciation expense being recorded on equipment acquired for the build-out of the co-location racks at the Austin site.

Decision by MSI Not to Seek Recertification as a HUB

      Through the end of 1996, MSI focused on the sale of electronics equipment to customers who relied upon the Company’s status as a Historically Underutilized Business (HUB). As a HUB, MSI received favorable treatment by certain governmental agencies in the granting of contracts. During 1997, MSI shifted its focus to communications technology services, and the HUB status was no longer a major competitive advantage. Therefore, the Company has chosen not to seek recertification as a HUB. MSI generated revenue of approximately $65,000 (14.4% of revenue) during the quarter ended June 30, 1999 related to its HUB status. Historical revenues from HUB related contracts were $478,000 in fiscal year 1999 and $414,000 in fiscal year 1998. This equated to 14% and 15% of revenue, respectively.

Liquidity and Capital Resources

      The Company received $600,000 from the private placement of 20,000 shares of the Company’s Series E Preferred Stock, $30 stated value (the “Series E Preferred”) during the three months ended June 30, 1999. The Company has concluded the private placement of 1,178,666 shares of the Company’s Common Stock (the “Common Stock”). The Common Stock yielded aggregate net proceeds of approximately $3.4 million and was completed by June 30, 1999. These proceeds were received by the end of July 1999. Receipt of these funds enabled the Company to retire debt, decrease past due accounts payable and pay operating expenses

      As of June 30, 1999, the Company’s total assets were $3,000,182, with liabilities of $1,481,389. Current assets of $938,936 at June 30, 1999 represent 153.8% of current liabilities of $610,647. Improvements in the Company’s cash position are a result of improved realization of accounts receivable and funds from increases in Shareholders Equity resulting from the previously consummated private placements described above. The increase in cash to $385,132 at June 30, 1999 is the result of the private placements described above. The Company’s liabilities of $1,481,389 at June 30, 1999 consist of $610,647 of current liabilities and $870,742 of long-term liabilities.

      As of June 30, 1999, MSI had working capital of $328,289. This was an increase of $1,706,644 from the working capital deficit of $1,378,355 on March 31, 1999. Accounts payable and accrued expenses were decreased as a result of Private Placement Phase III of the Series E Preferred and the Common Stock Offering. In addition, accounts receivable decreased $172,061 during the quarter ended June 30, 1999. As of June 30, 1999, MSI was more than 30 days past due on approximately $170,000 of accounts payable.

      The Company has a critical need for additional working capital to meet contractual obligations under agreements with GTE relating to the GTE Internet POP located in MSI’s primary facility. Management believes that its relationship with GTE has the potential to substantially increase revenue if sufficient working capital is obtained. The Company is currently consulting with various investment bankers to conduct additional private placements and a secondary public offering. These funds will be used to satisfy additional capital requirements for expansion. See “Company Background and Going Concern Issues.”

Year 2000 Issues

      The Year 2000 (Y2K) Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company’s computer programs that have time-sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

      MSI recently completed a study to assess the impact of the Year 2000 problem on its computer systems in order to insure Y2K compliance. The study involved identifying any modifications or replacements of hardware and software maintained by the Company that would be required in preparation for Y2K. The systems requiring modification, upgrade, or replacement have been identified and the necessary changes should be made by September 30, 1999. MSI personnel will complete this process and the Company anticipates that the total cost will be insignificant. In addition, the Company is also taking actions to assure that its customers and suppliers are taking steps to remedy any Y2K issues.

      MSI’s GTE/ BBN certification is contingent upon the Company’s Y2K compliance. GTE’s BBN division has provided a list of issues requiring attention and will provide assistance to ensure the Company’s Y2K readiness as required. The Company is not facing any additional unique risks related to the Year 2000 problem. MSI is, however, subject to the universal risk that information and financial resources may be temporarily unavailable. If Year 2000 compliance is not achieved by September 30, 1999, the Company will reallocate resources as necessary to ensure compliance prior to December 31, 1999.

      While there can be no assurance, based on currently available information, the Company does not believe that the Y2K issue as it relates to the Company’s products or services sold to customers will have a material adverse impact on the Company’s business, financial condition or results of operations. In addition, there can be no assurance that the failure to ensure Y2K capability by a supplier or third party would not have a material adverse effect on the Company’s business, financial condition or results of operations.

Inflation

      Management does not believe that inflation will have a material impact on the Company’s pricing of goods or services since the Company, generally, has the ability to adjust prices for its technical services to meet the current market conditions.

      Other risk factors that may affect our business include:

We have a history of losses and cannot predict our future profitability.

      We have incurred significant net losses recently. We expect to incur significant capital and operating expense in the foreseeable future, and it will take substantial revenue growth to become profitable. If we do become profitable, there is no assurance that we will continue to earn a profit in the future. If revenues grow more slowly than projected or expenses exceed our expectations, our financial condition and results of operations will be adversely affected.

Because we have a limited operating history, our business is difficult to evaluate.

      Although we commenced operations in 1993, we have recently changed our business strategy and entered the Internet market in the spring of 1999. The limited amount of information about our new business model makes it difficult to predict if we will be successful. Our past results are not meaningful and you should not rely on them to predict future performance. The consumer acceptance of our products and services is unproven and we cannot forecast operating expenses based on past results. To evaluate our business, you should consider the risks, difficulties, and expenses related to the new and rapidly developing market for Internet-related products and services.

We have a critical need for additional capital.

      We have a critical need for additional capital and no assurance of future financing. Our ability to grow and become profitable depends on our ability to expand our capacity and create brand awareness. We expect that our fiscal year 2000 cash requirements will include disbursements for some or all of the following:

•	Facility expansion and build-out
•	Working capital
•	Marketing/brand awareness campaign
•	Potential acquisitions of web hosting companies

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

      Our ability to provide our customers with the bandwidth they require is dependent upon strategic alliances with GTE and Southwestern Bell. GTE built an Internet Point of Presence (POP) in the center of our building. This enables us to offer our customers virtually unlimited bandwidth on demand and we have the first broadband co-location/ web-hosting facility with Tier-1 Internet access. We have a contractual agreement with GTE. However, if for any reason the POP were to become unavailable to us, we would be unable to provide the current level of service to our customers.

      Through strategic alliances with Southwestern Bell (“SBC”) and Covad Communications, we are able to resell DSL (Digital Subscriber Line) services to Internet Service Providers who are co-located in our facility. We have a contractual agreement with SBC and with Covad. However, if for any reason this relationship were terminated, we would be unable to provide this service to our customers.

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

      We are dependent upon the services of Robert Gibbs, President and Chief Executive Officer and Glenn Birk, Vice President of Sales. The loss of their services would have a material and adverse impact on our success, and there is no assurance that their services will continue to be available.

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

      The market for bandwidth (provided through co-location and connectivity) is new and constantly evolving. Our financial success will be harmed if the market develops more slowly than expected or fails to develop. The growth of this market is dependent upon uncertainties such as:

•	Continued growth in the use of the Internet for e-business and global communication
•	Our ability to successfully gain profitable market share
•	Consumer acceptance of broadband and co-location services and xDSL technology

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

      Our services could become less useful to our clients if we fail to respond to developing technologies. Future technological advances could make our services less cost-effective or even unnecessary for our clients. Keeping pace with the rapidly developing technology in our industry may be expensive and time consuming. Our future success will be dependent upon our ability to adapt to technological changes and to improve our current services while introducing new products and services to meet our clients’ changing needs. We could experience delays or difficulties that might prevent the successful design, development, and implementation of new products and services. There is no assurance that new products and services would be widely accepted by consumers.

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

      The market for bandwidth and related services is intensely competitive. We expect competition to increase because there are relatively low barriers to entry and a trend of industry consolidation. Our ability to successfully compete depends on many factors, including the following:

•	Quality of our services and customer support
•	Effectiveness of sales and marketing campaign
•	Market acceptance of our products and services and those of our competitors
•	Timing of market entry by our competitors

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

      Although we have implemented security measures that meet GTE/ BBN standards, our network and computer systems could still be vulnerable to computer viruses, intrusions, or other breaches of security that might result in service interruptions. If unauthorized third parties gained access to confidential information residing in our network, it could result in losses to our customers or us. The potential for security problems could deter prospective customers from using our services. It is possible that customers or third parties could assert claims of liability against us for any losses related to system failures or breaches of security. Concerns over security could slow the growth of commercial use of the Internet and cause our revenues to be lower than expected. This would have a material and adverse affect on our operational and financial results.

Our stock price is volatile.

      The market price of our Common Stock has fluctuated in the past and may continue to be volatile in the future. Since the summer of 1997, our Common Stock has traded in the over-the-counter market and there is no assurance that a more active trading market will develop or continue. The market prices of Internet-related stocks tend to be more volatile than the market as a whole. In the past, companies that have experienced wide fluctuations of their stock price have been the object of securities class action litigation. If we became involved in class action litigation, it would be expensive and a diversion of managerial time and resources.

      Many factors, some of which are beyond our control, could affect the volatility of our stock price:

•	Changes in market capitalization of Internet companies

•	Fluctuations in our operating results or those of competitors

•	Estimates made by securities analysts

•	Changes in key personnel

•	Future offerings of Common Stock

•	Gain or loss of material contracts or customers

Our business plan is aggressive. To be successful, we must manage our growth effectively.

      We are rapidly expanding our operations and plan to continue this expansion into the foreseeable future. We must do this to take advantage of a limited window of opportunity in our market. This growth will place a strain on our financial, managerial, and operational resources. A sales and marketing campaign and the expansion of the existing Internet Accelerator Portal™ are consuming substantial resources at this time.

Government regulation and legal uncertainties may have a negative impact on our business.

      The U.S. Congress, state and local governments and the European Union have all passed legislation relating to regulation of the Internet. Topics that have already been subject to legislation include privacy, taxation, copyrights, content, access charges, and jurisdiction. Areas that could be subject to legislation in the future include pricing, quality, libel, and intellectual property rights. E-commerce could be adversely affected by proposed taxes on the sale of goods and services over the Internet.

      Because the Internet and all related legislation are new, we do not know how these laws will be interpreted by the judicial system or how regulation of the Internet would impact our business. If regulation decreased use of the Internet, it could reduce the demand for our services, increase costs, and have an adverse impact on our operating results.

Systems failures could cause us to lose customers.

      One of the main benefits to the customer for using our service is that the IAP is located in a GTE/ BBN certified network and facility. The network is fully redundant and the customer should experience substantially less downtime than with most other providers. Frequent or prolonged service interruptions are one of the primary reasons why customers switch access providers. We expect that due to market positioning as a highly reliable provider, our customers will be particularly sensitive to service failures. Our building is designed to provide the greatest protection possible to the GTE POP and the servers in our co-location facility. However, a natural disaster, failure of one of our systems or any other unanticipated problem could cause an interruption in our service. If service failures occur, they could have a material and adverse affect on our operating results and financial condition.

We are operating under an unproven business model.

      Our business model is to generate revenues by providing customers with bandwidth and related services. Bandwidth will be delivered through these product offerings: Boadband Co-location and Webhosting,

Broadband Webcasting, Private Label ISPs, xDSL Resellers program, Private Portals, and Application Service Provider services. To be successful in all areas, co-location, Internet advertising, xDSL access, and private portals and must achieve wide acceptance in the market. We will be partially responsible for developing the market for these products and services, and there is no assurance that we will be successful.

Our success is dependent upon building a good reputation and developing brand awareness.

      We believe that a strong reputation and brand awareness of the Internet Accelerator Portal™ is critical to gaining and maintaining market share. We expect the importance of brand awareness to increase as the number of competitors increases. The uniqueness of our brand could be damaged by poor service or we could fail to create brand awareness.

We have had a recent change in management.

      Jose Chavez, President and Chief Executive Officer, Mitchell Kettrick, Secretary, and Jaime Muñoz, Vice President of Operations, were terminated for cause on April 20, 1999. Robert Gibbs joined the company as President and Chief Executive Officer in June 1999. Subsequent to the close of the quarter, Roger M. Lane, Chief Operating Officer, resigned from the Company to pursue other interests. In addition, Patricia Hrabina, Vice President of Human Resources, Cliff Luckey, Vice President of Technology & Solutions, and Robert Frank, Executive Vice President of New Business Development were hired subsequent to June 30, 1999. This new management team has not had the opportunity to work together in the past and there is no assurance they will be able to successfully lead the company into profitability.

We have no history of paying dividends on our Common Stock.

      We have never paid, and do not anticipate paying, any cash dividends on our Common Stock in the foreseeable future. We plan to retain any future earnings to finance growth.

Share ownership of our company is concentrated.

      As of March 31, 1999, the executive officers and directors of the Company, as a group, owned or controlled approximately 56.9% of the outstanding capital stock of the Company. Due to the termination of Mr. Chavez and the conversion of certain shares of the Series B, C, D, and E Preferred Stock, the executive officers and directors of the Company, as a group, owned or controlled approximately 38.7% of the outstanding capital stock of the Company as of June 30, 1999. Messrs. Chavez, Kettrick and Munoz, the officers terminated on April 20, 1999, hold an aggregate of 8,000,000 shares or 35.3% of the outstanding shares of the Common Stock as of June 30, 1999. These persons and entities will continue to exert significant influence over the business and affairs of the Company.

Additional shares may be eligible for future sale.

      Sales in the public market of substantial amounts of Common Stock (including sales related to the exercise of certain registration rights relating to the Common Stock) or the perception that such sales could occur might depress the market price of the stock. As of June 30, 1999, we had 22,635,212 shares of Common Stock issued and outstanding, of which 7,415,366 or 32.8% are eligible for future sale. If all the outstanding Preferred shares were converted into Common Stock as of June 30, 1999, we would have had 26,981,599 shares of Common Stock issued and outstanding. Of these shares, 10,297,390 (38.2%) would have been eligible for future sale. The remaining 16,684,209 shares would have been subject to the Rule 144 restrictions on sales of securities by affiliates of the issuer. Subsequent to June 30, 1999, an additional 80,000 shares of Common Stock were issued upon the conversion of 8,000 shares of Series E Preferred.

PART II:  OTHER INFORMATION

ITEM 1.  Legal Proceedings

      For a discussion of Legal Proceedings, refer to Note 6, Contingencies, in the Notes to the Consolidated Financial Statements in Part I.

ITEM 2.  Changes in Securities and Use of Proceeds

      For a discussion of Changes in Securities and Use of Proceeds, refer to Note 4, Stockholders’ Equity, in the Notes to the Consolidated Financial Statements.

ITEM 3.  Default Upon Senior Securities

      None

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None

ITEM 5.  Other Information

      On April 20, 1999, Jose Chavez, President & CEO, Mitchell Kettrick, Secretary, and Jaime Muñoz, Vice-President of Operations, respectively, were terminated.

      Robert Gibbs joined the company as President and Chief Executive Officer in June 1999. Subsequent to the close of the quarter, Roger M. Lane, Chief Operating Officer, resigned from the Company to pursue other interests. In addition, Patricia Hrabina, Vice President of Human Resources, Cliff Luckey, Vice President of Technology & Solutions, and Robert Frank, Executive Vice President of New Business Development were hired subsequent to June 30, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

      The Registrant filed no Reports on Form 8-K during the quarter covered by this Report on Form 10-QSB.

Exhibit No.		Exhibit Description

10.28	—	Amendment to Certificate of the Designation, Preferences Rights and Limitations of Series E 6 percent Cumulative Convertible Non-voting Preferred Stock of MSI Holdings, Inc.
27	—	Financial Data Schedule

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSI HOLDINGS, INC.

By:	/s/ ROBERT GIBBS

Robert Gibbs,
President and Chief Executive Officer

Date: August 13, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERNESTO CHAVARRIA Ernesto Chavarria	Director	August 13, 1999

/s/ BLANDINA CARDENAS Blandina Cardenas	Director	August 13, 1999

/s/ DANIEL DORNIER Daniel Dornier	Director	August 13, 1999

/s/ HUMBERT B. POWELL, III Humbert B. Powell, III	Director	August 13, 1999

/s/ DAVINDER SETHI Davinder Sethi	Director	August 13, 1999

/s/ ROBERT GIBBS Robert Gibbs	President and Chief Executive Officer	August 13, 1999

/s/ STEPHEN HOELSCHER Stephen Hoelscher	Secretary and Chief Accounting Officer	August 13, 1999

EXHIBIT INDEX

Exhibit No.		Exhibit Description

10.28	—	Amendment to Certificate of the Designation, Preferences Rights and Limitations of Series E 6 percent Cumulative Convertible Non-voting Preferred Stock of MSI Holdings, Inc.
27	—	Financial Data Schedule