Form 10QSB/A
period 1997-12-31
MSI HOLDINGS INC/
filed 1999-10-07
CIK 68619

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

                               MSI HOLDINGS, INC.

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

                      Part I: Financial Information Item 1:
                        Consolidated Financial Statements


Index to Consolidated Financial Statements                    Page


Consolidated Balance Sheets                                   3


Consolidated Statements of Operation                          4


Consolidated Statements of Cash Flows                         5


Notes to Consolidated Financial Statements                    6

MICRO-MEDIA SOLUTIONS, INC.
FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
Consolidated Balance Sheets - (restated)


                                                                           December 31
                                                                              1997
                                                                           (unaudited)
                                                                         --------------
ASSETS
Current Assets
Cash and Cash Equivalents                                                $    19,696
Accounts Receivable - Trade                                                  576,852
Inventory                                                                    346,521
Other Receivables - Advances                                                 174,945
Total Current Assets                                                     ------------
                                                                           1,118,014
                                                                         -----------
Property, Plant, and Equipment (at cost) net                                 691,881
                                                                         -----------

Long Term Notes Receivable                                                   434,756
                                                                         -----------

TOTAL ASSETS                                                             $ 2,244,651
                                                                         ===========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable - Trade                                                 $   653,766
Bank Line of Credit                                                          204,765
Other Accrued Expenses                                                        24,000
Current Maturities of Long-term Debt                                         174,026
Current Portion of Obligations Under Capital Leases                           41,097
                                                                         -----------
Total Current Liabilities                                                  1,097,654
                                                                         -----------

Long Term Notes Payable                                                      389,874
Obligations under Capital Leases For Equipment                                81,902
Senior Convertible Notes                                                     371,000
Other Long Term Liabilities                                                  685,450
                                                                         -----------
Total Long Term Notes                                                      1,528,226
                                                                         -----------

Stockholders Equity
Preferred stock, Series B, $5.30                                           2,226,000
stated value; 420,000 authorized, issued and outstanding
Common stock at $.10 par value;                                            1,076,473
Authorized 50,000,000 shares; 10,764,733 shares issued and outstanding
Additional paid-in capital                                                  (209,889)
Accumulated Deficit                                                       (3,473,813)
                                                                         -----------
Total Stockholders Equity                                                   (381,229)
                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                $ 2,244,651
                                                                         ===========

The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC.
FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
Consolidated Statements of Operation - (restated)
(UNAUDITED)


                                                For the Three Months             For the Nine Months
                                                  Ended December 31               Ended December 31
                                                1997            1996            1997             1996
                                            ------------    ------------    ------------    ------------

Net Revenues:
Hardware, Software & Peripherals            $    212,013    $    107,264    $  1,350,810    $    320,035
 Service, Support & Integration                  188,298          79,936         702,915         266,794
Network Installation                             319,950         641,604         685,771       2,394,663
                                            ------------    ------------    ------------    ------------
                                                 720,261         828,804       2,739,496       2,981,492
                                            ------------    ------------    ------------    ------------
Cost of Goods Sold
 Hardware, Software & Peripherals                204,926          75,085         885,989         254,249
 Service, Support & Integration                  122,394          51,958         456,896         173,415
 Network Installation                            255,301         417,043         509,405       1,556,532
                                            ------------    ------------    ------------    ------------

                                                 582,621         544,086       1,852,290       1,984,196
                                            ------------    ------------    ------------    ------------

Gross Margin                                     137,640         284,718         887,206         997,296

Selling, General & Administrative              1,234,852         341,811       2,620,639       1,200,271
                                            ------------    ------------    ------------    ------------

Operating Income (Loss)                       (1,097,212)        (57,093)     (1,733,433)       (202,975)

Interest expense, net                                 --              --              --              --

Other Income (Expense)                          (256,811)         66,508        (362,212)        (33,385)
                                            ------------    ------------    ------------    ------------

Net Income (Loss)                             (1,354,023)          9,415      (2,095,645)       (236,360)
                                            ------------    ------------    ------------    ------------

Preferred stock dividends                     (1,244,169)             --      (1,244,169)             --
                                            ------------    ------------    ------------    ------------

Net loss available to Common stockholders     (2,598,192)          9,415      (3,339,814)       (236,360)
                                            ============    ============    ============    ============

Basic and diluted net loss per share              (0.241)   $     (0.000)         (0.310)   $     (0.024)
                                            ============    ============    ============    ============


 Basic and diluted weighted
 Average shares outstanding                   10,764,733       9,784,733      10,764,733       9,784,733


The accompanying notes are an integral part of these financial statements.

MICRO-MEDIA SOLUTIONS, INC.
FORMERLY MOUNTAIN STATES RESOURCES CORPORATION Consolidated Statements of Cash Flow (restated) For the Nine Months Ended December 31
(UNAUDITED)


                                                                             1997          1996
                                                                         -----------    ---------
 Cash Flows from Operating Activities:
Net (Loss)                                                               $(2,095,645)   $(236,360)
Adjustments to reconcile net income to net cash, provided by operating activities:
 Depreciation expense                                                        148,587       86,096
 Change in accounts receivable                                               359,566     (224,423)
 Change in inventory                                                        (165,461)     270,519
 Change in accounts payable                                                 (221,968)     120,429
 Change in accrued expenses                                                  (89,185)      24,795
                                                                         -----------    ---------
Net Cash Provided by Operating Activities                                 (2,064,106)      41,056
                                                                         -----------    ---------

Cash Flows from Investment Activities:
 Investment in property & equipment                                          (56,429)    (367,270)
 Investment in other assets                                                  (15,022)    (428,082)
                                                                         -----------    ---------
Net Cash provided by (Used by) Investing Activities                          (71,451)    (795,352)
                                                                         -----------    ---------

Cash Flows from Financing Activities:
 Proceeds from Line of Credit                                               (520,235)     275,000
 Change in long term debt                                                   (116,932)     493,037
 Proceeds from other notes receivable                                        685,450
 Change in capital lease obligations                                        (100,142)
 Proceeds from Private Placement                                           1,818,000
 Proceeds from Senior Convertible Debt                                       371,000
                                                                         -----------    ---------
Net Cash Provided by (Used by)Financing Activities                         2,137,141      768,037
                                                                         -----------    ---------

Net Increase in Cash                                                           1,584       13,741

Cash at Beginning of Period                                                   18,112        9,104
                                                                         -----------    ---------
Cash at End of Period                                                    $    19,696    $  22,845
                                                                         ===========    =========



Supplemental disclosures:
 Cash paid for interest                                                  $    81,891    $  70,200
                                                                         ===========    =========

Supplemental schedule of non-cash investing and financing activities:
Preferred stock issued for:
  Placement Agent Fees                                                   $   106,000           --
Stock Options:                                                                                 --
 Placement Agent Fees                                                        367,350           --
Discount on preferred stock issued for dividends                           1,890,769           --
                                                                         ===========    =========






The accompanying notes are an integral part of these financial statements. MICRO-MEDIA SOLUTIONS, INC.

FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
December 31, 1997
(Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1997, as reported in the Form 10-KSB/A have been omitted.

Nature of Business and Organization
Micro-Media Solutions, Inc. (formerly Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations on April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, the then shareholders of Micro-Media Solutions, Inc., (MSI-Texas), entered into an agreement and plan of reorganization with MSRC whereby MSRC acquired all of the issued and outstanding stock of MSI-Texas in exchange for 9,310,000 shares of Common Stock of MSRC. The transaction was accounted for as a recapitalization. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation), ("MSI") (the "Company").

MSI-Texas is an Austin, Texas, based technology corporation formed to provide computer hardware, software programming, system installation and support, maintenance, media duplication, and kitting to the public and private sectors. In addition, MSI-Texas is certified by the State of Texas as a Historically Underutilized Business (HUB).

Principles of Consolidation
The consolidated financial statements for the years ended December 31, 1997 and 1996 include the accounts and transactions of MSI and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSI, however, did not have any material asset or liability accounts or account balances. With the exception of MSI's equity accounts, the significant account balances belong to MSI-Texas.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Earnings (Loss) Per Share
The earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding during the period. All historical per share data has been restated to reflect stock splits and the effect of the merger transaction of MSI.

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

Restated Financial Statements
The accompanying financial statements have been restated from the statements originally issued. These statements have been restated to report the transaction between MSRC and MSI-Texas as a recapitalization. The original financial statements reported the transaction as a purchase. Changes in the financial statements are as follows:



                                 December 31, 1997              March 31, 1997
                             --------------------------   --------------------------
                             As Reported    As Restated   As Reported    As Restated
                             -----------    -----------   -----------    -----------
Balance Sheet:
Goodwill                     $   707,521     $      -0-   $   751,329     $      -0-


Additional paid-in capital     6,986,652       (209,889)        5,600      (1,046,058)


Preferred Stock Series B         840,000      2,226,000           -0-            -0-


Accumulated deficit           (8,576,833)    (3,473,813)   (5,746,125)      (133,999)



                                                         For the Nine                   For the Three
                                                         Months Ended                   Months Ended
                                                 ---------------------------     ---------------------------
                                                        December 31, 1997                March 31, 1997
                                                 ---------------------------     ---------------------------
                                                 As Reported     As Restated     As Reported     As Restated
                                                 -----------     -----------     -----------     -----------
Statement of Operation

 Selling, General & Administrative               $  2,573,293    $  2,620,639    $    686,953    $  1,234,852


 Net Loss                                          (2,830,708)     (2,095,645)     (1,064,584)     (3,175,673)


 Earnings (Loss) Per Share                              (.220)          (.310)          (.083)          (.126)


 Weighted average number of shares outstanding
used in earnings (loss) per share calculation
                                                   12,895,845      10,764,733      12,895,845      10,764,733


Certain amounts previously reported have been reclassified for presentation purposes in the restated financial statements. These amount are not material to the financial statements. Restated financial statements and Form 10KSB/A for March 31, 1997 have previously been filed with the SEC.

NOTE 2.  SHORT-TERM BORROWINGS

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

NOTE 5.  CONTINGENCIES AND LEGAL MATTERS

MSI is engaged in various litigation and has a number of unresolved claims pending. While the amounts claimed are not material and the ultimate liability in respect to such litigation and claims cannot be determined at this time, MSI is of the opinion that such liability is not of material importance in relation to its accounts.

MICRO-MEDIA SOLUTIONS, INC.
FORMERLY MOUNTAIN STATES RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
December 31, 1997
(Continued)

NOTE 6.  GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $1,354,023 and as of that date, the Company's current assets exceeded its current liabilities by $20,360. At December 31, 1997, the Company owes accounts payable with dates due in excess of ninety (90) days. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's attaining additional financing to fund the expenses related to operations and capital improvements. The Company received a net $2,189,000 from capital transactions during the quarter ending December 31, 1997. An additional net $870,000 has been received in the first quarter of 1998. The Company has signed a letter of intent for up to an additional $ 5,000,000 under a debt instrument to be received no later than April 30, 1998. In addition, the Company plans a secondary offering during the calendar year 1998. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GENERAL

Micro-Media Solutions, Inc. (formerly Mountain States Resources Corporation, ("MSRC")), was organized under the laws of the State of Utah on April 15, 1969. MSRC began operations on April 15, 1969, as a mining, mineral extraction and oil and gas exploration company. MSRC discontinued its operations in 1993 and became a development stage company as described in the Statement of Financial Accounting Standards No.7, "Accounting and Reporting by Development Stage Enterprises". On June 23, 1997, the then shareholders of Micro-Media Solutions, Inc., (MSI-Texas), entered into an agreement and plan of reorganization with MSRC whereby MSRC acquired all of the issued and outstanding stock of MSI-Texas in exchange for 9,310,000 shares of Common Stock of MSRC. The transaction was accounted for as a recapitalization. As part of the reorganization, MSRC changed its name to Micro-Media Solutions, Inc., (a Utah Corporation), ("MSI") (the "Company").

MSI-Texas is an Austin, Texas, based technology corporation formed to provide computer hardware, software programming, system installation and support, maintenance, media duplication, and kitting to the public and private sectors. In addition, MSI-Texas is certified by the State of Texas as a Historically Underutilized Business (HUB).

The principal costs to market and sell the Company's products are advertising and promotion cost, salaries and commissions, general and administrative expenses. The Company's operation results may be subject to fluctuations on a quarterly and an annual basis as a result of various factors, including, but not limited to, fluctuating market pricing for computer and semiconductor memory products, industry competition, seasonal government purchasing cycles, and working capital restrictions on manufacturing and production. Therefore, the operating results for any particular period are not necessarily indicative of the results that may occur in any future period.

The Company's revenues consist of hardware sales, software sales and the delivery of technical services, including installing and maintaining network systems. The technical service sales of the Company typically yield a higher gross margin than the hardware and software sales of the Company. This is due, in part, to the intense competition in the hardware and software sales sector from Original Equipment Manufactures and distributors. As a result, the Company is attempting to strategically reposition itself from emphasizing hardware sales to intensifying sales of technical services.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Net sales for the 1997 fiscal Third Quarter were $720,261 versus $828,804 for the 1996 fiscal Third Quarter. A decrease of 13%. The decrease is primarily due as a result of the completion of a large network installation project without any new projects cued to follow.

Cost of sales was $582,621 resulting in a gross margin of 24% in the 1997 third quarter versus sales of $828,804 resulting in a gross margin of 34% in the 1996 third quarter, a decrease of 10%. The decrease was the result of lower net sales and increase in service related sales, which typically have a higher margin.

Selling general and administrative expenses increased to $1,224,852 in the 1997 third quarter from $341,811 in the 1996 third quarter, an increase of 361%. This increase is primarily due to additional management personnel.

Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996.

Net sales for the 1997 Nine months ended December 31, 1997 were $2,739,496 versus $2,981,492 for the Nine months ended December 31, 1996. A decrease of 8%. The decrease is primarily due as a result of the completion of a large network installation project without any new projects cued to follow.

Cost of sales was $1,852,290 in the Nine months ended December 31, 1997 versus $1,984,196 in the Nine months ended December 31, 1996, a decrease of 7%. The decrease reflects the decrease in net sales in 1997.

The Company's gross margin in the Nine months ended December 31, 1997 was 32% versus 33% in the Nine months ended December 31, 1996, a decrease of 1%.

Selling general and administrative expenses increased to $2,620,639 in the Nine months ended December 31, 1997 from $1,200,271 in the Nine months ended December 31, 1996, an increase of 118% This increase is primarily due to additional management personnel and an increase in interest expense and late fees.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a working capital of $20,360 compared to working capital deficit of $363,599 at December 31, 1996. This increase in the Company's working capital was primarily due to the decrease in borrowings and payables.

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

Item 5: Other Matters

The Company has retained the firm of Novokov, Davidson & Flynn, of Dallas, Texas as corporate legal counsel to represent the Company in all matters except for items relating to the private placement. The firm of Vial, Hamilton, Koch & Knox represents the Company in the private placement.

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

Blandida Cardenas, Associate Professor at The LBJ Institute, The University of Texas, Former Commissioner of United States Commission of Civil Rights and Former Director Of Office of Minorities in Higher Education.

The Company has entered into Employment Agreements with its senior executive officers for a period ending on March 31, 2001 subject to two (2) one year extensions. These agreements grant the executives stock options to purchase an aggregate of 150,000 shares at a price ranging from $1.50 to $2.25 per share. These agreements also included specific bonus plans based on performance, revenues and common stock value.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MSI HOLDINGS, INC.

     Date: October 4, 1999                        By: /s/ Robert Gibbs
                                                  Robert Gibbs, President and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                    Date
         ---------                                 -----                    ----

/s/ Steve Metzger                           Director                  October 4, 1999
-----------------------------
    Steve Metzger

/s/ Davinder Sethi                          Director                  October 4, 1999
-----------------------------
    Davinder Sethi

/s/ Ernesto Chavarria                       Director                  October 4, 1999
-----------------------------
    Ernesto Chavarria

/s/ Blandina Cardenas                       Director                  October 4, 1999
-----------------------------
    Blandina Cardenas

/s/ Daniel Dornier                          Director                  October 4, 1999
-----------------------------
    Daniel Dornier

/s/ Humbert Powell                          Director                  October 4, 1999
-----------------------------
    Humbert Powell

/s/ Robert Gibbs                            President and
-----------------------------               Chief Executive Officer   October 4, 1999
    Robert Gibbs

/s/ Doug Banister                           Chief Financial Officer   October 4, 1999
-----------------------------
    Doug Banister

/s/ Stephen Hoelscher                       Secretary, Controller
-----------------------------               Chief Accounting Officer  October 4, 1999
    Stephen Hoelscher

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------
EX 27.1                        FINANCIAL DATA SCHEDULE