Form 10KSB/A
period 1998-03-31
MSI HOLDINGS INC/
filed 1999-10-07
CIK 68619

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

Cost of goods sold for 1998 increased $621,566 or 20.7% from 1997. This increase in cost of goods sold was primarily the result of increased costs of hardware and services, partially offset by decreases in the costs associated with the Company's network services. Costs of goods sold for 1998 as a percentage of revenue was 132.1%. This percentage is extraordinarily high and resulted in a negative gross margin of ($878,980) or (32.1%) of revenues for the year as compared to a gross margin of $1,667,514 for 1997. The gross margin as a percentage of revenues for 1997 was 35.7%. The gross margin percentage experienced in 1997 more closely represents the gross margins Management is working to attain. Extraordinary items experienced in cost of goods sold for 1998 include a cost overrun of approximately $500,000 on a large cabling project for a Texas school district. The project was a lump sum contract and the overrun was absorbed by the Company. Problems experienced with the substantial cost overrun situation have been addressed with better controls, new middle management and improved accounting. Management does not anticipate significant cost overruns in the future.

Selling, general and administrative expenses in 1998 of $3,404,590 represent 124.2% of revenues. The 1998 selling, general and administrative expenses represent an increase over 1997 of $1,254,691 or 58.4%. Approximately 50% of the expense increase, or approximately $623,000, represents the expenses associated with the hiring of increased marketing and technical staff to enable the Company to work on larger service contracts. Other increases include professional fees, which increased approximately $314,923 due to additional legal, accounting and other consultants associated with the Combination and the reporting requirements attendant to being a publicly traded company. Interest expense also increased $194,000 due to increased line of credit usage and late fees on overdue accounts and $371,000 in discount related to the Senior Convertible debt issue.

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

For the years ended March 31, 1998 and 1997, the Company's total assets were $2,699,452 and $2,514,308, respectively, with liabilities of $2,753,403 and $2,617,892, respectively. Current assets of $1,898,621 and $1,310,495 represent 90.8% and 67.9% of current liabilities of $2,090,701 and $1,929,042.
Improvements in the Company's cash position are a result of the collection of accounts receivable and funds from increases in shareholders equity resulting from the previously consummated private placements more particularly described above. Reductions in accounts receivable between 1998 and 1997 are a direct reflection of the reduced level of sales experienced in 1998. Accounts receivable balances at March 31, 1998 and 1997 reflect the charge off of $73,252 and $4,249, respectively, of uncollectable accounts receivable. The Company's liabilities of $2,753,403 at March 31,1998 consist of $1,228,966 of a fully secured credit line, $861,734 of current liabilities, $145,620 in deferred rent and $517,082 of long-term liabilities.

The Company, subsequent to March 31, 1998, paid its Bank One Texas, NA loans in full and substantially reduced the borrowings under its fully secured line of credit (see Notes 4, 5 and 13 to the consolidated financial statements for the year ended March 31, 1998). Net shareholders equity (deficit) as of March 31, 1998 and 1997 was ($53,951) and ($103,584), respectively. During the year ended March 31, 1998, the Company completed Private Placement Phase I and Private Placement Phase II (See Note 10 to the financial statements for the year ended March 31, 1998). Subsequent to June 30, 1998, the Company finalized funding of Private Placement Phase III with proceeds totaling $857,010. Receipt of these funds enabled the Company to reduce its outstanding debt and pay off the past due accounts payable.

During the year ended March 31, 1998, working capital increased $280,847 from the prior year and the balances of its bank lines of credit were reduced as a result of the application of the proceeds from the completion of Private Placement Phase I and Private Placement Phase II. At March 31, 1998, the Company had a working capital deficit of ($192,080) compared to a working capital deficit of ($618,547) at March 31, 1997. At March 31, 1998 the Company's accounts payable decreased by $575,699 or 65.7% a compared to March 31, 1997. As of March 31, 1998, MSI was more than 30 days past due on $170,000 or 57% of its accounts payable. Subsequent to March 31, 1998, all of the accounts payable over thirty days past due were paid.

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

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flow

Notes to Consolidated Financial Statements

                           BROWN, GRAHAM & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               GEORGETOWN, TEXAS


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


/s/ Brown, Graham & Company, P.C.

Georgetown, Texas
June 9, 1998, except as the fifth paragraph above and Note 14, which are as of September 24, 1999

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

/s/ Salazar and Associates

Salazar and Associates,
Austin, Texas
June 22, 1997, except as to the fifth paragraph above and Notes 11 and 12, which are as of June 10, 1998

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 1998

                                     ASSETS

Current assets:
    Cash and cash equivalents                                           $    25,786
    Accounts receivable - Trade                                             150,851
    Inventory                                                               285,023
    Short-term Investment, restricted (Note 4)                            1,350,000
    Other receivables - Advances (Note 2)                                    86,961
                                                                        -----------
        Total current assets                                              1,898,621

Property, plant and equipment, net (Note 3)                                 800,831
                                                                        ----------
        Total assets                                                    $ 2,699,452
                                                                        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                                            $   300,035
    Other accrued expenses                                                  169,336
    Bank line of credit (Note 4)                                          1,228,966
    Current maturities of long-term debt (Note 5)                           151,267
    Current portion of obligations under capital leases (Note 6)             41,097
    Other notes payable (Note 13)                                           200,000
                                                                        -----------
        Total current liabilities                                         2,090,701
                                                                        -----------
Long-term liabilities:
    Notes payable (Note 5)                                                  367,522
    Obligations under capital leases (Note 6)                               149,560
    Deferred Rent                                                           145,620
                                                                        -----------

        Total long-term Notes                                               662,702
                                                                        -----------
Commitments and contingencies (Notes 9 & 13)                                   --
                                                                        -----------
        Total liabilities                                                 2,753,403
                                                                        -----------
Stockholders' equity (Note 10)
    Preferred stock Series B; $5.30 stated value;
        490,000 shares authorized, issued & outstanding                   2,597,000
    Preferred stock Series C; $10.60 stated value;
        99,057 shares authorized, issued & outstanding                    1,050,004
    Common stock at $.10 par value; 50,000,000
        authorized, 11,506,846 shares issued & outstanding                1,150,685
    Additional paid-in capital                                              698,057
    Accumulated deficit                                                  (5,549,697)
                                                                        -----------
        Total stockholders' equity                                       (   53,951)
                                                                        -----------
        Total liabilities and stockholders' equity                      $ 2,699,452
                                                                        ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                               1998              1997
                                                           ------------      ------------
Revenues:
    Hardware, software and peripherals                     $  1,350,869      $  1,440,725
    Service, support and integration                            704,241           457,572
    Networks, LAN/WAN                                           685,711         2,767,452
                                                           ------------      ------------

    Total revenues                                            2,740,821         4,665,749
                                                           ------------      ------------

Cost of goods sold:
    Hardware, software and peripherals                        1,406,612         1,109,354
    Service, support and integration                          1,027,617           283,724
    Networks, LAN/WAN                                         1,185,572         1,605,157
                                                           ------------      ------------

    Total cost of goods sold                                  3,619,801         2,998,235
                                                           ------------      ------------

Gross margin (deficit)                                         (878,980)        1,667,514
                                                           ------------      ------------
Selling, general and administrative expenses:
    Salaries and benefits                                     1,299,003         1,202,791
    Professional fees and consultants                           361,075            42,251
    Advertising and marketing                                    55,561
    Occupancy                                                   392,500           185,516
    Depreciation                                                178,892           139,443
    Vehicle expense                                             106,131           158,765
    Other expense                                               272,978           316,820
    Interest expense                                            294,198           100,064
    Provision for uncollectible accounts                         73,252             4,249
                                                           ------------      ------------

    Total selling, general and administrative expenses        3,033,590         2,149,899
                                                           ------------      ------------

Net loss                                                     (3,912,570)         (482,385)

Plus: Preferred stock dividends                              (1,503,128)             --
                                                           ------------      ------------

Net loss available to common stockholders                  $ (5,415,698)     $   (482,385)
                                                           ============      ============

Basic and diluted net loss per share                       $       (.49)     $       (.05)
                                                           ============      ============

Basic and diluted weighted average shares outstanding        10,998,874        10,026,400
                                                           ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MICRO-MEDIA SOLUTIONS, INC, AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                        Series B                  Series C                Common Stock
                                 -----------------------   ----------------------    -----------------------
                                   Shares       Amount       Shares       Amount       Shares       Amount
                                 ---------     ---------   ---------     --------    ----------   ----------
Balance March 31, 1996                    0   $        0            0   $        0    9,784,733   $  978,473
Common stock
 issued for services                      0            0            0            0      480,000       48,000
Common stock options
 exercised                                0            0            0            0      500,000       50,000
Net loss                                  0            0            0            0            0            0
                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance March 31, 1997                    0            0            0            0   10,764,733    1,076,473
Common stock issued:
  Interest                                0            0            0            0       10,286        1,029
  Compensation                            0            0            0            0      414,900       41,490
  Preferred stock dividend                0            0            0            0       23,742        2,374
Preferred stock issued:
  Private Placement                 420,000    2,226,000       99,057    1,050,004            0            0
  Senior Debt                        70,000      371,000            0            0            0            0
Preferred stock dividend
  discount                                0            0            0            0            0            0
Stock option for:
  Compensation                            0            0            0            0            0            0
  Placement agents                        0            0            0            0            0            0
Cash received for
  uncertificated stock                    0            0            0            0      293,185       29,319
Common stock-uncertificated
  issued for note receivable              0            0            0            0            0            0
Note receivable offset against
 common stock subscribed                  0            0            0            0            0            0
Net loss                                  0            0            0            0            0            0
                                 ----------   ----------   ----------   ----------   ----------   ----------
Balance March 31, 1998              490,000   $2,597,000       99,057   $1,050,004   11,506,846   $1,150,685
                                 ==========   ==========   ==========   ==========   ==========   ==========

                                            Common Stock
                                      -------------------------      Additional
                                             Subscribed             (Discount on)       Accum-
                                      -------------------------       Paid - In         ulated
                                       Shares          Amount          Capital          Deficit           Total
                                      --------      -----------     -------------     -----------      -----------
Balance March 31, 1996                       0      $         0      $(1,046,058)         348,386      $   280,801
Common stock
 issued for services                         0                0                0                0           48,000
Common stock options
 exercised                                   0                0                0                0           50,000
Net loss                                     0                0                0         (482,385)        (482,385)
                                      --------      -----------      -----------      -----------      -----------
Balance March 31, 1997                       0                0       (1,046,058)        (133,999)        (103,584)
Common stock issued:
  Interest                                   0                0            4,114                0            5,143
  Compensation                               0                0          250,367                0          291,857
  Preferred stock dividend                   0                0           56,294          (58,668)               0
Preferred stock issued:
  Private Placement                          0                0                0         (975,641)       2,300,363
  Senior Debt                                0                0                0                0          371,000
Preferred stock and Senior Debt
 dividend discount                           0                0          856,460       (  856,460)               0
Stock option for:
  Compensation                               0                0           93,750                0           93,750
  Placement agents                           0                0                0          387,641          387,641
Cash received for
  uncertificated stock                       0                0          483,130                0          512,449
Common stock-uncertificated
  issued for note receivable           543,000          407,250                0                0          407,250
Note receivable offset against
 common stock subscribed              (543,000)        (407,250)               0                0         (407,250)
Net loss                                     0                0                0       (3,912,570)      (3,912,570)
                                      --------      -----------      -----------      -----------      -----------
Balance March 31, 1998                       0      $         0      $   698,057      $(5,549,697)     $  ( 53,951)
                                      ========      ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                                           1998             1997
                                                                       -----------      -----------
Cash flows from operating activities:
    Net loss                                                           $(3,912,570)     $  (482,385)
    Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation expense                                            178,892          139,443
           Stock issued for compensation and placement agent fees          291,857           48,000
           Stock options issued for compensation                            93,750             --
           Stock issued for interest                                         5,143             --
           Change in trade receivables                                     832,062         (166,383)
           Change in inventory                                             (19,569)         189,040
           Change in accounts payable                                     (577,325)         307,855
           Change in Deferred rent                                         145,620              --
           Change in accrued expenses                                       57,775           60,875
                                                                       -----------      -----------

               Net cash provided by (used by) operating activities      (2,904,365)          96,445
                                                                       -----------      -----------
Cash flows from investment activities:
    Purchase of property & equipment                                      (195,685)        (655,714)
    Purchase of short term investment                                   (1,350,000)            --
    Additional notes receivables                                          (142,265)            --
    Proceeds from notes receivables                                        477,645             --
    Proceeds from other receivables                                        162,793             --
    Additional other receivables                                          (121,341)        (389,963)
                                                                       -----------      -----------

               Net cash used by investing activities                    (1,168,853)      (1,045,677)
                                                                       -----------      -----------

Cash flows from financing activities:
    Proceeds from line of credit (net)                                     504,076          275,000
    Proceeds from other notes payable                                      200,000             --
    Payments on long-term debt                                            (162,153)         467,654
    Payments on capital lease obligations                                  (32,485)         223,141
    Proceeds from private placement of preferred stock                   2,688,004             --
    Proceeds from issuance of common stock                                 512,450             --
    Proceeds from senior convertible debt                                  371,000             --
                                                                       -----------      -----------

               Net cash provided by financing activities                 4,080,892          965,795
                                                                       -----------      -----------

               Net increase in cash                                          7,674           16,563

Cash as beginning of period                                                 18,112            1,549
                                                                       -----------      -----------

Cash at end of period                                                  $    25,786      $    18,112
                                                                       ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED) - CONTINUED
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                                                             1998           1997
                                                                          ----------     ----------
Supplemental disclosure:
    Cash paid during the year for:
        Interest                                                          $  232,578     $   97,143
                                                                          ==========     ==========

Supplemental schedule of non-cash investing and financing activities:
        Preferred stock issued for placement agent fees                   $  156,000     $     --
        Stock options:
           Compensation                                                       93,750
           Placement agent fees                                              387,641           --
        Common stock issued for:
           Compensation                                                      291,857         48,000
           Interest on debt                                                    5,143           --
           Preferred stock dividends                                          58,668           --
        Common stock subscribed for note receivable                          407,250           --
        Debt converted to preferred stock                                    371,000           --
        Inventory received for other notes receivable                         84,394           --
        Discount on preferred stock issued for dividend                      856,460           --
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

GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current year of $3,912,570. As of March 31, 1998, the Company's current liabilities exceeded its current assets by $192,080 and owes accounts payable with dates due in excess of thirty (30) days in the approximate amount of $170,000. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's obtaining additional financing to fund the expenses related to operations and capital improvements.

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

                                                          Useful
                                                          Lives
                                                         -------
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

YEAR ENDED MARCH 31,
----------------------
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

Following is a summary of property held under capital leases:

                Transportation Equipment                             $ 218,055
                Communication Equipment                                 56,014

Minimum future lease payments under capital leases as of March 31, 1998, for each of the next five years and in the aggregate are:

       YEAR ENDED MARCH 31,
                1999                                                $   68,077
                2000                                                    60,343
                2001                                                    74,985
                                                                    ----------
                Total minimum lease payments                           203,405
                Less: Amount representing interest                     (12,748)
                                                                    ----------
                                                                       190,657
                Less current portion                                   (41,097)
                                                                    ----------
                                                                    $  149,560
                                                                    ==========

NOTE 7 - FEDERAL INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

       Computed at the expected statutory rate                      $ (1,330,000)
       Non-deductible items                                               40,000
       Valuation allowance                                             1,290,000
                                                                    ------------
       Income tax                                                   $      --
                                                                    ============

Deferred tax assets are as follows:
       Deferred tax asset                                           $  1,334,000
       Valuation allowance                                            (1,334,000)
                                                                    ------------
                                                                    $      --
                                                                    ============

The Company has available at March 31, 1998, $3,924,000 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years through 2013.

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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 9 - COMMITMENTS

The Company leases its principal general offices and warehouse facilities. The leases expire at August 31, 2005 and July 31, 2008, each with a 10 year renewable option. Future minimum lease payments (excluding property taxes) are as follows:

                     Year ended March 31,
                     ---------------------
                     1999                               $          186,107
                     2000                                          231,248
                     2001                                          242,563
                     2002                                          266,365
                     2003                                          281,789
                     2004                                          297,458
                     Thereafter                                  1,065,249
                                                        -------------------
                                                        $        2,570,779
                                                        ===================

The total rental obligation under the above contract for the year ended March 31, 1998, was $109,980.

NOTE 10 - STOCKHOLDERS' EQUITY

In October 1997, the Company completed a Private Placement Agreement, (the "Agreement") with a group of accredited investors. The Agreement provides for three "Phases" of financing.

Phase I of the Agreement was funded in November 1997. The Company received $2,120,000 in exchange for 400,000 shares of series B preferred stock (5% cumulative, convertible, non-voting, stated value $5.30) ,(the "Series B Stock"). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock subject to adjustment and six warrants, (the "Warrants") for the purchase of six shares of common stock at $1.50 per share. The Company paid $302,000 and issued 20,000 shares of series B preferred stock for placement agent fees in Phase I. Also options to purchase 400,000 shares of common stock at $1.50 per share were issued as a part of the Agreement. The common stock had a fair value of $0.92 per share at the grant date resulting in $367,350 in placement agent fees.

At the time of issuance the Series B Stock was convertible to common stock at an amount that was "in-the-money". This beneficial conversion feature was limited to net proceeds of $1,818,000. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, $856,460 has been recorded as dividends and as an increase in additional paid-in capital in the accompanying financial statements. The unrecognized portion of the discount in the amount of $961,540 will be recorded if and when the preferred stock is converted or the HUB status changes.

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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 10 - STOCKHOLDERS' EQUITY - CONTINUED

At the time of issuance the Series C Stock was convertible to common stock at an amount that was "in-the-money". This beneficial conversion feature was limited to net proceeds of $870,000. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, the unrecognized discount in the amount of $870,000 will be recorded if and when the preferred stock is converted or the HUB status changes.

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

At the time of issuance the Senior convertible debt was convertible to common stock at an amount that was "in-the-money". This beneficial conversion feature was limited to net proceeds of $371,000. Due to the limitation on the number of shares of stock that can be issued to retain the HUB status, interest expense in the amount of $371,000 will be recorded if and when the preferred stock is converted or the HUB status changes.

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
                                                                      =======

The following table summarizes the information about the stock options as of March 31, 1998:

                 Weighted                   Weighted                                 Weighted
                  Number                     Average              Average             Number                Average
Range of         Outstand-                  Remaining             Exercise           Exercisable            Exercise
Exercise          ing at                   Contractual              Price               At                    Price
 Price           March 31                     Life              (Total Shares)        March 31           (Exer. Shares)
---------       -----------                ------------         --------------       -----------          -------------
 $ 1.50            50,000 (1)               5 years                 $ 1.50                  --                 $1.50
   2.25            25,000 (1)               2 years                   2.25                  --                  2.25
   1.50           100,000 (1)               5 years                   1.50                  --                  1.50
   1.50           400,000 (2)               5 years                   1.50             400,000                  1.50
   4.50            47,170 (2)               6 years                   4.00                  --                  4.00
   1.50
 ------           -------                   -------                 ------             -------                ------
 $ 4.00           622,170                   5 years                 $ 1.72             400,000                 $1.50
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

Under the accounting provisions of SFAS No 123, the Company's net loss applicable to common stockholders and loss pro forma amounts are indicated as follows:

Net (loss) applicable to common stockholders:
                  As reported                                     $(5,803,339)
                  Pro forma                                       $(5,898,589)

Net (loss) per share:
                  As reported                                     $      (.53)
                  Pro forma                                       $      (.54)

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

                                                 1998              1997
                                             ------------      ------------
Loss from continuing operations              $ (3,912,570)     $   (482,385)
Less: Preferred dividends                      (1,890,769)
                                             ------------      ------------
Loss available to common shareholders
   used in basic EPS                         $ (5,803,339)     $   (482,385)
                                             ============      ============
Weighted average number of common shares
   used in basic EPS                           10,998,874        10,026,400
Effect of dilutive securities:
   Stock options                                     --                --
   Warrants                                          --                --
                                             ------------      ------------
Weighted number of common shares and
   dilutive potential common stock used
   in diluted EPS                              10,998,874        10,026,400
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

         The following adjustments have been included in the restated financial statements and accompanying audit report dated October 9, 1998:

                                                                     Balance as                                    Balance
                                                                     Previously                                     after
       CONSOLIDATED BALANCE SHEET ADJUSTMENTS:                        Reported             Adjustments            Adjustments
       ----------------------------------------------------     ---------------------    ------------------     ----------------
       Other accrued expenses                                                153,240                16,096              169,336
       Common stock                                                        1,085,126                65,559            1,150,685
       Additional paid-in capita                                           2,491,459               174,640            2,666,099
       Accumulated deficit                                               (7,115,822)              (256,297)          (7,372,119)

       CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:
       ----------------------------------------------------
       Selling, General and Administrative expenses                        3,190,842               256,295            3,447,137
       Net loss                                                           (3,510,653)             (256,295)          (3,766,950)
       Preferred stock dividend                                            3,471,170                    --            3,471,170
       Net loss available to common stockholders                          (6,981,823)             (256,297)          (7,238,120)
       Basic and diluted loss per share                                        (0.65)                (0.01)               (0.66)
                                                                  ==================      ================       ==============
       Basic and diluted shares outstanding                               10,785,717               213,157           10,998,874
                                                                  ==================      ================       ==============

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                  FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

         NOTE 14 - SUBSEQUENT CHANGE - CONTINUED

         Subsequent to issuing the March 31, 1998, audited financial statements and accompanying auditor's report dated June 9, 1998 as restated on October 9, 1998, additional adjustments to the financial statements have been recorded. An adjustment has been made to record deferred rent in accordance with SFAS No.
23. An increase in current liabilities with a corresponding increase in rent expense in the amount of $145,620 has been recorded for the year ended March 31, 1998. Also, subsequent to issuing the restated financial statements, EITF 98-5 was issued limiting the beneficial conversion feature for instruments issued after May 20, 1999 to the net proceeds. A decrease in discount recognized in the amount of $1,112,139 has been recorded. The financial statements are being restated as recommended by the SEC staff as discussed in
Note 10. Other amounts have been reclassified to agree to the current year presentation.

         The following adjustments have been included in the restated financial statements:

                                                                Balance as                                    Balance
                                                                Previously                                     after
       CONSOLIDATED BALANCE SHEET ADJUSTMENTS:                   Reported             Adjustments            Adjustments
       --------------------------------------------------  ---------------------    ------------------     ----------------
       Deferred rent                                                         --               145,620               145,620
       Additional paid-in capital                                     2,666,099            (1,580,401)            1,085,698
       Accumulated deficit                                           (7,372,119)            1,434,781            (5,937,338)

       CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:
       ---------------------------------------------------
       Cost of goods sold                                             3,060,634               559,167             3,619,801
       Selling, General and Administrative expenses                   3,447,137              (413,547)            3,033,590
       Net loss                                                      (3,766,950)             (145,620)           (3,912,570)
       Preferred stock dividend                                       3,471,170            (1,580,401)            1,890,769
       Net loss available to common stockholders                    (7,238,120)             1,434,781            (5,803,339)
       Basic and diluted loss per share                                  (0.66)                    --                 (0.66)
                                                             ==================      ================        ==============
       Basic and diluted shares outstanding                          10,998,874                    --            10,998,874
                                                             ==================      ================        ==============


On October 14, 1998, the Company changed its name to MSI Holdings, Inc.

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

Thomas M. Upton, Vice-President of Sales and Marketing, has 17 years high-tech sales experience. From 1996 to 1998, Mr. Upton worked for Boundless Technologies, Inc., as their Vice President of the Global Distribution Division, Senior Director of Worldwide Sales, and Director of North American Sales. Mr. Upton was previously a Regional Manager of Major Accounts and served as National Support Manager responsible for worldwide system support with Applied Digital Data Systems, a subsidiary of AT&T, from 1981 to 1994. Mr. Upton has a Bachelor of Science in Electrical Engineering degree from New York Institute of Technology.

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

Executive Compensation
Summary Compensation Table

Long Term Compensation

Item 10.  Executive Compensation

                           Summary Compensation Table
                                 (part 1 of 2)

               Annual Compensation
--------------------------------------------------------
Awards  Payouts
  (a)             (b)        (c)         (d)        (e)
Name and
Principal       Fiscal
Position         Year      Salary      Bonus      Other
Jose G.
Chavez, CEO &
President        1998       105,000
                 1997        50,500    34,000
                 1996        87,000    13,000

Mitchell.
Kettrick,
Vice President
and Secretary
                 1998        75,000
                 1997        52,000
                 1996        45,000

                           Summary Compensation Table
                                 (part 1 of 2)


          Long Term Compensation
------------------------------------------------------
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

                        Prima                     Quality
                      Development &         Communications, Inc.        Salas
Name of Stockholder  Construction, Inc.  (Percentage of Ownership) Concessions, Inc.
-------------------------------------------------------------------------------------
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

                                   MSI HOLDINGS, INC.

                           Date: October 4,1999 By: /s/ Robert Gibbs
                                                    ---------------------------
                                                    Robert Gibbs, President and
                                                    Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

         Signature                                  Title                    Date
         ---------                                  -----                    ----
/s/ Steve Metzger                                  Director                  October 4, 1999
    -----------------------------------
    Steve Metzger

/s/ Davinder Sethi                                 Director                  October 4, 1999
    -----------------------------------
    Davinder Sethi

/s/ Ernesto Chavarria                              Director                  October 4, 1999
    -----------------------------------
    Ernesto Chavarria

/s/ Blandida Cardenas                              Director                  October 4, 1999
    -----------------------------------
    Blandida Cardenas

/s/ Daniel Dornier                                 Director                  October 4, 1999
    -----------------------------------
    Daniel Dornier

/s/ Humbert Powell                                 Director                  October 4, 1999
    -----------------------------------
    Humbert Powell

/s/ Robert Gibbs                                   President and
    -----------------------------------            Chief Executive Officer   October 4, 1999
    Robert Gibbs


/s/ Doug Banister                                  Chief Financial Officer   October 4, 1999
    -----------------------------------
    Doug Banister

/s/ Stephen Hoelscher                              Secretary, Controller
    -----------------------------------            Chief Accounting Officer  October 4, 1999
    Stephen Hoelscher

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 27                 Financial Data Schedule