Form 10QSB/A
period 1998-06-30
MSI HOLDINGS INC/
filed 1999-10-14
CIK 68619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF
                                      1934

               FOR THE FISCAL QUARTER ENDED         JUNE 30, 1998

                  COMMISSION FILE NUMBER                0-8164

                               MSI HOLDINGS, INC.
                      (F/K/A MICRO-MEDIA SOLUTIONS, INC.)

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                      UTAH                           87-0280886
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

         NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JUNE 30, 1998:
                                   11,518,570

                               MSI HOLDINGS, INC.

                                 FORM 10-QSB/A
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

PART I - FINANCIAL INFORMATION                                                         PAGE

         Item 1.           Consolidated Financial Statements (Unaudited)                 3

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           10


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                             12

         Item 2.           Changes in Securities and Use of Proceeds                     12

         Item 3.           Defaults upon Senior Securities                               12

         Item 4.           Submission of Matters to a Vote of Security Holders           12

         Item 5.           Other Matters                                                 12

         Item 6.           Exhibits and Reports on Form 8-K                              13


SIGNATURE PAGE                                                                           14

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               MSI HOLDINGS, INC.
                     Consolidated Balance Sheet (unaudited)

                                             June 30,
ASSETS                                         1998
                                            ----------
 Current Assets                             (restated)
 Cash                                       $    8,084
 Accounts receivable - trade                   332,738
 Inventory
                                               185,572
 Short-term investment                       1,350,000
 Other receivables - advances                  178,101
                                            ----------
 Total current assets                        2,054,495
                                            ----------


 Property, plant and equipment - net           940,911
                                            ----------

 Total assets                               $2,995,406
                                            ==========



The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
               Consolidated Balance Sheet (unaudited) (continued)

                                                                                      June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                          1998
                                                                                    ------------
                                                                                     (restated)
 Current Liabilities
 Accounts payable - trade                                                           $    189,238
 Other accrued expenses                                                                  206,373
 Bank line of credit
                                                                                       1,070,000
 Current maturities of notes payable                                                     266,688
 Current portion of obligations under capital leases                                      45,517
 Other notes payable                                                                     200,000
                                                                                    ------------
 Total current liabilities                                                             1,977,816
                                                                                    ------------

 Long-term liabilities
 Notes payable                                                                            81,201
 Obligations under capital leases                                                        122,736
 Deferred rent
                                                                                         145,620
                                                                                    ------------
 Total long-term liabilities                                                             349,557
                                                                                    ------------
 Total liabilities                                                                     2,327,373
                                                                                    ------------

 Stockholders' equity
 Preferred stock, 10,000,000 shares authorized:
 Convertible preferred stock, series B, $5.30 stated value; 490,000 shares
 authorized, issued & outstanding                                                      2,597,000
 Convertible preferred stock, series C, $10.60 stated value; 99,057 shares
 authorized, issued & outstanding                                                      1,050,004
 Convertible preferred stock, series D, $10.60 stated value; 198,807 shares
 authorized, issued & outstanding                                                      2,107,354
 Common Stock at $.10 par value; 50,000,000 authorized and shares 11,518,570
 shares issued and outstanding                                                         1,151,857
 Additional paid-in capital                                                            4,849,339
 Accumulated deficit                                                                 (11,087,521)
                                                                                    ------------
 Total stockholders' equity
                                                                                         668,033
                                                                                    ------------

 Total liabilities and stockholders' equity                                         $  2,995,406
                                                                                    ============




The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
               Consolidated Statements of Operations (unaudited)

                                                                 Three Months Ended June 30,
                                                                  1998                 1997
                                                              ------------         ------------
                                                               (restated)
Revenues:
      Hardware, software, and peripherals                     $    503,632         $    818,634
      Service, support and integration                              74,099              293,147
      Networks, LAN/WAN                                             23,898              118,003
                                                              ------------         ------------
                                                                   601,629            1,229,784
                                                              ------------         ------------

 Cost of goods sold:
      Hardware, software, and peripherals                          419,204              402,204
      Service, support and integration                              64,735              190,546
      Networks, LAN/WAN                                             17,207               80,325
                                                              ------------         ------------
                                                                   501,146              673,075
                                                              ------------         ------------
 Gross margin                                                      100,483              556,709
                                                              ------------         ------------

  Selling, general and administrative expenses:
           Salaries and benefits                                   668,933              307,069
           Professional fees and consultants                       295,442               51,990
           Occupancy                                                89,679               56,658
           Depreciation and amortization                            52,991               29,746
           Vehicle expense                                          34,610               35,370
           Other expense                                            99,375               57,293
           Provision for uncollectible receivables                      --                1,284
                                                              ------------         ------------
                                                                 1,241,030              539,410
                                                              ------------         ------------
 Operating income (loss)                                        (1,140,547)              17,299
           Interest expense, net                                   391,636               22,130
                                                              ------------         ------------

 Net loss                                                       (1,532,183)              (4,831)

 Preferred stock dividends and discounts                        (4,005,641)                  --
                                                              ------------         ------------

 Net loss to common stockholders                              $ (5,537,824)        $     (4,831)
                                                              ============         ============

 Basic and diluted net loss per share                         $      (0.48)        $      (0.00)
                                                              ============         ============

 Basic and diluted weighted average shares outstanding          11,507,002           10,764,733
                                                              ============         ============




The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
                Consolidated Statements of Cash Flow (unaudited)

                                                                     Three Months Ended June 30,
                                                                       1998                1997
                                                                   -----------         -----------
Cash flows from operating activities:                               (restated)
 Net Loss                                                          $(1,532,183)        $    (4,831)
 Adjustments to reconcile net loss to net cash used
      in operating activities:
           Depreciation and amortization expense                        52,991              29,746
           Amortization of debt discount                               371,000                  --
           Common stock and options issued for compensation            109,500                  --
      Changes in operating assets and liabilities:
           Accounts receivable - trade                                (154,314)           (509,071)
           Other receivables - advances                                (91,140)            (67,109)
           Inventory                                                    99,451            (389,489)
           Accounts payable - trade                                   (110,797)            511,917
           Other accrued expenses                                       37,037             375,399
                                                                   -----------         -----------

      Net cash used in operating activities                         (1,218,455)            (53,438)
                                                                   -----------         -----------

 Cash flows from investment activities:
      Purchase of property, plant, and equipment                      (193,071)            (18,735)
                                                                   -----------         -----------

      Net cash used in investing activities                           (193,071)            (18,735)
                                                                   -----------         -----------

 Cash flows from financing activities:
      Net draws on bank line of credit                                (158,966)            146,140
      Payments on notes payable                                       (170,900)            (45,911)

      Payments on obligations under capital leases                     (22,404)            (16,245)
      Proceeds - private placement of preferred stock                1,746,094                  --
                                                                   -----------         -----------

      Net cash provided by financing activities                      1,393,824              83,984
                                                                   -----------         -----------

      Net Change in cash                                               (17,702)             11,811

 Cash at beginning of period                                            25,786              18,112
                                                                   -----------         -----------

 Cash at end of period                                             $     8,084         $    29,923
                                                                   ===========         ===========




The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
          Consolidated Statements of Cash Flow (unaudited) (continued)

                                                                             Three Months Ended June 30,
                                                                                 1998            1997
                                                                              ----------        -------
Supplemental Disclosure:                                                      (restated)
     Cash paid during the period for:
          Interest                                                            $   20,636        $27,297
                                                                              ==========        =======

 Supplemental schedule of non-cash investing and financing activities:
          Preferred stock issued for:
              Placement agent fees                                            $  100,350        $    --
          Stock options or warrants issued for:                                       --
              Placement agent fees                                               539,619             --
          Common stock issued for:                                                    --
               Preferred stock dividends                                          66,743             --
          Discount on preferred stock issued                                   3,938,898             --





The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
                           June 30, 1998 (unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1998, as reported in the Form 10-KSB as amended have been omitted.

Going Concern:
As shown in the accompanying consolidated financial statements, the Company has incurred a net loss in the current quarter of $1,532,183. As of that date, the Company's current assets exceeded its current liabilities by $76,679. This factor creates a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund expenses related to operations and capital improvements.

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

Comprehensive Income:
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. The Company adopted SFAS No. 130 during 1998. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss for the periods presented.

NOTE 2. BANK LINE OF CREDIT

The Company has a secured line of credit agreement with Compass Bank for $1,350,000 payable in monthly installments of interest only. The line is secured by two certificates of deposit aggregating $1,350,000 held in the Company's name by Compass Bank. The balance of the borrowing as of June 30, 1998, was $1,070,000 and the note matures February 5, 1999.

NOTE 3. NOTES PAYABLE

The Company was out of compliance with debt covenants on certain notes payable as of June 30, 1998. Amounts outstanding related to these notes have been classified as current liabilities.

NOTE 4.  STOCKHOLDERS' EQUITY

During the three months ended June 30, 1998, the Company received gross proceeds of $2,007,004 from the Private Placement of 189,340 shares of Series D, 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $10.60 per share. The Company paid $260,910 in cash and issued 9,467 shares of the Series D Preferred Stock as agreed for payment of commission fees of the Private Placement. Each share of Preferred D stock is initially convertible into ten shares of the Company's Common Stock. Also, options to purchase 255,850 shares of Common Stock at $1.59 per share were issued as a part of the agreement. The stock options had a fair value of $1,061,723.

At the time of issuance the Series D Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid in capital and an in-substance dividend to the related preferred stockholders. The beneficial conversion feature resulted in the recognition of a discount of $2,107,354 in the quarter ended June 30, 1998, which is composed of the gross proceeds of the offering and the stated value of the Series D Preferred Stock issued for placement agent fees.

In addition, the $1,831,544 discount which was deferred in fiscal year 1998 related to the Series B and C Preferred Stock was recognized in the quarter ended June 30, 1998, as a result of the Company's election to not renew its' HUB status.

In fiscal 1998, the Company issued convertible debt at a discount. The discount was limited to the proceeds of $371,000. The discount was deferred to 1999, due to the preservation of the Company's HUB status. During the quarter ended June 30, 1998, the Company recognized the discount as interest expense.

Stock options granted to employees were recorded as compensation expense in the amount of $109,500 to the extent the exercise price was less than the market price of the stock on the grant date, in accordance with APB No. 25.

During the quarter ended June 30, 1998, 11,724 shares of common stock were issued as preferred stock dividends and were recorded as a reduction of retained earnings in the amount of $66,743.

NOTE 5. RESTATEMENT OF EARNINGS

The Company has restated earnings for the period ended June 30, 1998 primarily to effect for the limitation of dividend recognition related to the beneficial conversion features on the convertible preferred stock issuances. Previously, the Company did not limit the recognition of a discount and the related dividend to the proceeds raised in the issuance. The following table shows the restated results of operations for the period compared to previously reported results:

                                                                                       Previously
                                                                  As Restated           Reported
                                                                  -----------         ------------
                Net loss                                          $(1,532,183)        $  (945,957)
                Preferred stock dividends and discounts            (4,005,641)            (66,743)
                Net loss applicable to common stockholders         (5,537,824)         (1,012,700)
                Basic and diluted net loss per share                    (0.48)              (0.09)


NOTE 6.  CONTINGENCIES AND LEGAL MATTERS

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

NOTE 7.  SUBSEQUENT EVENTS

On July 2, 1998, the Company received gross proceeds of $816,165 completing the Private Placement of 77,000 additional shares of Series D, 6% Cumulative Convertible Non-Voting Preferred Stock for a purchase price of 10.60 per share. The Company paid cash of $88,373 and issued 3,850 shares of Series D Preferred Stock as payment of commission fees of the private placement. Each share of Preferred D stock is initially convertible into ten shares of the Company's Common Stock.

The Company has been notified that holders of Class A warrants will convert 420,000 warrants in August 1998. The proceeds from the conversion of these warrants will approximate $334,000.

The Company changed its' name to MSI Holdings, Inc. on September 21, 1998. The Company was formerly known as Micro-Media Solutions, Inc.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-QSB contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this report such as "believe", "anticipate", "expect", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including those under the section entitled "OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS," which consist primarily of a brief discussion of certain risks which are in their entirety forward-looking statements, and those included in the Company's other reports previously filed with the commission, including the disclosures in the "RISK FACTORS" section appearing in the Form 10-KSB, as amended, for the fiscal year ended March 31, 1998.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Quarterly Report, and
(ii)the Company's financial statements and accompanying notes appearing in the Company's Form 10-KSB, as amended, for the fiscal year ended March 31, 1998, as filed with the Commission.

OVERVIEW
The Company's sales consist of hardware sales and delivery of technical services. During the quarter ending June 30, 1997, the sales mix consisted of a significant concentration in hardware sales with hardware deliveries to one public entity representing over 50% of the sales for that period. First quarter fiscal year 1999 reflects a more normal sales mix although the hardware sales production has decreased somewhat as a result of the declining hardware profit margins attributable to the increased competition for the pure hardware sales.

At June 30, 1998 the Company's total assets were $2,995,406 with liabilities of $2,327,373. Current liabilities of $1,977,816 represent 96.3% of current assets of $2,054,495 for a current ratio of 1.04. Additions to cash are a result of collection of accounts receivable and funds from increases in shareholders equity. Company liabilities include cash secured line of credit that was instituted in 1998 and certain other Company obligations.

Net shareholders equity as of June 30, 1998 was $668,033. During the fiscal three months ending June 30, 1998, the Company partially completed phase III of a private placement of preferred stock. The completion of the funding was on July 2, 1998. Receipt of these funds enabled the Company to reduce its outstanding debt and pay delinquent accounts payable. Company expansion will be funded through additional funds from Phase III of the private placement, a debt offering and a possible public offering in 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 Revenues for the quarter ended June 30, 1998 of $601,629 reflect the Company's sales efforts in its markets. Revenues for the quarter ended June 30, 1998 decreased $628,155 or (51%) from the $ 1,229,784 recorded in the quarter ended June 30,1997. This reduction in 1998 occurred as a result of management's attention being focused on conversion to a publicly traded company, development of longer term service contracts, expansion of the technical staff to service the expanded service contracts and identification of an appropriate source of investment to support the Company's expansion. These goals have been accomplished and the Company anticipates an increase in revenue for 1999. Sales efforts for the year ending March 31, 1999, from larger service contracts are expected to produce revenue levels that could return the Company to a more positive earnings trend.

Cost of goods sold for the quarter ended June 30, 1998 declined $171,929 or 26% from the quarter ended June 30, 1997. Cost of goods sold for 1998 of $501,146 or 83% of net revenue is extraordinarily high, resulting in a gross margin of $100,483 or 17% of revenues for the quarter. The gross margin for the quarter ended June 30, 1997 was $556,709 or 45% of the quarter ended June 30, 1997 revenues. Gross margin percentages experienced in 1997 more closely represent the margins management is working to attain. Gross margins are expected to improve in 1999.

Selling, General and Administrative Expenses for the quarter ended June 30, 1998 of $1,241,030 represents 206% of Revenues. The 1998 figure increased $701,620 or 130% from the quarter ended June 30, 1997 of $539,410. The majority of the expense increase represents the increased staff that has been identified to enable the Company to work on larger service contracts and accomplish increased marketing of Company products. Staff additions include service technicians, sales staff, accounting staff and middle management. The majority of the remaining increase in expenses is attributable to training for expansion, marketing cost associated with new service contracts, and other expenses associated with the start up of new service contracts.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1998, the Company had a working capital of $76,679 compared to a working capital deficit of $192,080 at March 31, 1998. This increase in the Company's working capital was primarily due to an increase in accounts receivable and a decrease in short term borrowings and accounts payable.

The Company received a net $1,746,094 in proceeds from outsiders in the form of a private placement during the three months ended June 30, 1998. Additional funding of $727,792 was received through July 2, 1998.

The company has financed its operations primarily through borrowings. As of June 30, 1998, the Company's sources of internal financing were limited. It is not expected that internal sources of liquidity will improve until net cash is provided by operating activities, which is expected in the second quarter of fiscal 1999, and until such time, the company will rely upon external sources for liquidity.

OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS
The Company's operating results may fluctuate due to a number of factors, including, but not limited to, the ability of the Company to develop and expand relationships with new and existing clients, the ability to accurately estimate costs for fixed-fee contracts, the increased level of competition in the market, the ability to retain and hire experienced and qualified personnel. In addition, all of the above factors are difficult for the Company to forecast, and any one of which may materially adversely affect the Company's business and operating results for one quarter or a series of quarters.

                          PART II -- OTHER INFORMATION

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

Item 2: Changes in Securities

For a discussion of Changes in Securities and Use of Proceeds, refer to Note 4, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I, Item 1.

Item 3: Defaults on Senior Securities

None

Item 4: Submission of matters to a vote of the security holders

None

Item 5: Other Matters

None

Item 6: Exhibits and Reports on Form 8-k

         a)       Exhibits

                  27.1 Financial Data Schedule

         b)       Reports on Form 8-k

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MSI HOLDINGS, INC.

                  Date: October 13, 1999  By: /s/ Robert Gibbs
                                             ------------------------------
                                              Robert Gibbs, President and
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

    Signature                                                                      Title                       Date
    ---------                                                                      -----                       ----
/s/ Steve Metzger                                                               Director                  October 13, 1999
--------------------------
    Steve Metzger

/s/ Davinder Sethi                                                              Director                  October 13, 1999
--------------------------
    Davinder Sethi

/s/ Ernesto Chavarria                                                           Director                  October 13, 1999
--------------------------
    Ernesto Chavarria

/s/ Blandina Cardenas                                                           Director                  October 13, 1999
--------------------------
    Blandina Cardenas

/s/ Daniel Dornier                                                              Director                  October 13, 1999
--------------------------
    Daniel Dornier

/s/ Humbert Powell                                                              Director                  October 13, 1999
--------------------------
    Humbert Powell

/s/ Robert Gibbs                                                                President and
--------------------------                                                      Chief Executive Officer   October 13, 1999
    Robert Gibbs


/s/ Doug Banister                                                               Chief Financial Officer   October 13, 1999
--------------------------
    Doug Banister

/s/ Stephen Hoelscher                                                           Secretary, Controller
--------------------------                                                      Chief Accounting Officer  October 13, 1999
    Stephen Hoelscher

                               Index to Exhibits

Exhibit
Number                            Description
-------                           -----------
  27                         Financial Data Schedule