Form 10QSB/A
period 1998-09-30
MSI HOLDINGS INC/
filed 1999-10-14
CIK 68619

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998

                          COMMISSION FILE NUMBER 0-8146

                               MSI HOLDINGS, INC.
                      (F/K/A/ MICRO-MEDIA SOLUTIONS, INC.)
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

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

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 1998:
                                   12,032,221

                               MSI HOLDINGS, INC.

                                  FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                                                PAGE
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (Unaudited)                          3

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    9


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                                     14

         Item 2.           Changes in Securities and Use of Proceeds                             14

         Item 3.           Defaults upon Senior Securities                                       14

         Item 4.           Submission of Matters to a Vote of Security Holders                   14

         Item 5.           Other Matters                                                         15

         Item 6.           Exhibits and Reports on Form 8-K                                      15


SIGNATURE PAGE                                                                                   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               MSI HOLDINGS, INC.
                     Consolidated Balance Sheet (unaudited)


                                                                                               September 30,
                                                                                                   1998
                                                                                               ------------
                                                                                                (restated)

ASSETS
Current Assets
     Cash                                                                                      $      7,748
     Accounts receivable - trade                                                                    774,834
     Inventory                                                                                      397,832
     Short-term investment - restricted                                                           1,350,000
     Other receivables - advances
                                                                                                    174,530
                                                                                               ------------
Total current assets                                                                              2,704,944
                                                                                               ------------

Property, plant, and equipment - net
                                                                                                  1,175,967
                                                                                               ------------

Total assets                                                                                   $  3,880,911
                                                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current Liabilities
     Accounts payable - trade                                                                  $    841,414
     Bank line of credit                                                                          1,230,000
     Other accrued expenses                                                                         109,701
     Current maturities of notes payable                                                            250,284
     Current portion of obligations under capital leases                                             94,005
     Other notes payable                                                                            200,000
                                                                                               ------------
Total current liabilities                                                                         2,725,404
                                                                                               ------------

Long-term liabilities
     Notes payable                                                                                   68,805
     Obligations under capital leases                                                               302,780
     Deferred rent                                                                                  145,620
                                                                                               ------------
Total long-term liabilities                                                                         517,205
                                                                                               ------------
Total liabilities                                                                                 3,242,609
                                                                                               ------------

Stockholders' Equity
  Preferred stock; 10,000,000 shares authorized:
     Convertible preferred stock Series B; $5.30 stated value;490,000
        shares authorized, issued & outstanding                                                   2,597,000
     Convertible preferred stock Series C; $10.60 stated value; 99,057 shares
        authorized, issued & outstanding                                                          1,050,004
     Convertible preferred stock Series D; $10.60 stated value; 279,656 shares
        authorized, issued & outstanding                                                          2,964,364
     Common stock at $.10 par value; 50,000,000 authorized and 12,032,221 shares
        issued and outstanding                                                                    1,203,222
     Additional paid-in capital                                                                   6,294,410
     Accumulated deficit                                                                        (13,470,698)
                                                                                               ------------
Total stockholders' equity
                                                                                                    638,302
                                                                                               ------------

Total liabilities and stockholders' equity                                                     $  3,880,911
                                                                                               ============


The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
                Consolidated Statements of Operation (Unaudited)



                                                               Three Months Ended                    Six Months Ended
                                                                  September 30,                        September 30,
                                                             1998               1997               1998               1997
                                                         ------------       ------------       ------------       ------------
                                                          (restated)                           (restated)

Revenues:
 Hardware, software, and peripherals                     $    678,564       $    320,163       $  1,182,196       $  1,138,797
 Service, support, and integration                            164,868            221,470            238,967            514,617
 Networks, LAN/WAN                                            150,848            247,818            174,746            365,821
                                                         ------------       ------------       ------------       ------------
                                                              994,280            789,451          1,595,909          2,019,235
                                                         ------------       ------------       ------------       ------------

Cost of Goods Sold:
 Hardware, software, and peripherals                          718,247            278,859          1,137,451            681,063
 Service, support, and integration                             26,383            143,956             91,118            334,502
 Networks, LAN/WAN                                            146,719            173,779            163,926            254,114
                                                         ------------       ------------       ------------       ------------
                                                              891,349            596,594          1,392,495          1,269,679
                                                         ------------       ------------       ------------       ------------

Gross Margin                                                  102,931            192,857            203,414            749,556
                                                         ------------       ------------       ------------       ------------

Selling, general, and administrative expenses:
 Salaries and benefits                                        891,962            421,252          1,560,895            728,321
 Professional fees and consultants                            225,398            112,069            520,840            164,059
 Occupancy                                                    108,532             31,842            198,211             88,500
 Depreciation and amortization                                 54,000             69,694            106,991             99,440
 Vehicle expense                                               39,822             43,481             74,432             78,851
 Other expense                                                207,983            236,923            307,358            294,216
 Provision for uncollectible                                     --                 --                 --                1,284
                                                         ------------       ------------       ------------       ------------
                                                            1,527,697            915,261          2,768,727          1,454,671
 Interest expense, net                                          8,757             14,377            400,393             36,507
                                                         ------------       ------------       ------------       ------------
                                                            1,536,454            929,638          3,169,120          1,491,178
                                                         ------------       ------------       ------------       ------------

Net Loss                                                   (1,433,523)          (736,781)        (2,965,706)          (741,622)

Preferred stock dividends and discounts                      (949,654)              --           (4,955,295)              --
                                                         ------------       ------------       ------------       ------------

Net Loss available to common stockholders                $ (2,383,177)      $   (736,781)      $ (7,921,001)      $   (741,622)
                                                         ============       ============       ============       ============

Basic and diluted net loss per share                     $      (0.20)      $      (0.07)      $      (0.68)      $      (0.07)
                                                         ============       ============       ============       ============

Basic and diluted weighted average number of shares
outstanding                                                11,753,571         10,764,733         11,638,166         10,764,733
                                                         ============       ============       ============       ============



The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                     1998              1997
                                                                                 ------------       ------------
                                                                                  (restated)
Cash flows from operating  activities:

Net loss                                                                         $ (2,965,706)      $   (741,622)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization expense                                                106,991             99,440
 Amortization of debt discount                                                        371,000               --
 Common stock and options issued for compensation                                     412,871               --
Changes in operating assets and liabilities:
 Accounts receivable - trade                                                         (610,716)            (9,125)
 Other receivables - advances                                                         (87,569)              --
 Inventory                                                                           (112,809)          (261,250)
 Accounts payable - trade                                                             541,379            664,735
 Other accrued expenses                                                               (59,635)           452,315
                                                                                 ------------       ------------

Net cash provided by (used in) operating activities                                (2,404,194)           204,493
                                                                                 ------------       ------------

Cash flows from investing activities:
 Purchase of property, plant, and equipment                                          (227,565)           (35,438)
 Additional other receivables                                                            --               (3,413)
                                                                                 ------------       ------------

Net cash used in investing activities                                                (227,565)           (38,851)
                                                                                 ------------       ------------

Cash flows from financing activities:
 Net draws on bank line of credit                                                       1,034            (16,034)
 Payments on notes payable                                                           (199,700)           (91,014)
 Payments on obligations under capital leases                                         (48,434)           (20,089)
 Proceeds - private placement of preferred stock                                    2,473,921               --
 Proceeds - issuance of common stock                                                   53,000               --
 Proceeds - exercise of warrants                                                      333,900               --
                                                                                 ------------       ------------
Net cash provided by (used in) financing activities                                 2,613,721           (127,137)
                                                                                 ------------       ------------

Net decrease in cash                                                                  (18,038)            38,505

Cash at beginning of period                                                            25,786             18,112
                                                                                 ------------       ------------

Cash at end of period                                                            $      7,748       $     56,617
                                                                                 ============       ============



The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
           Consolidated Statements of Cash Flows Continued (Unaudited)


                                                                                                           Six Months Ended
                                                                                                             September 30,
                                                                                                        1998              1997
                                                                                                      -----------       --------
                                                                                                      (restated)
Supplemental disclosure:
 Cash paid during the period for:
      Interest                                                                                        $    29,393       $ 54,594
                                                                                                      ===========       ========

Supplemental schedule of non-cash investing and financing activities:
 Preferred stock issued for:
      Placement agent fees                                                                            $   141,160       $    --
 Stock options or warrants issued for:
      Placement agent fees                                                                              1,061,723            --
 Common stock issued for:
      Employee compensation                                                                               152,906            --
      Preferred stock dividends                                                                           159,422            --
 Discount on preferred stock issued                                                                     4,795,873            --
 Purchase of equipment with long-term leases                                                              254,562            --



The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
                         September 30, 1998 (unaudited)

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

Nature of Business and Organization:

On September 21, 1998, Micro-Media Solutions, Inc. changed its name to MSI Holdings, Inc.

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

Going concern:

As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $2,965,706 for six months ended September 30, 1998. This factor creates a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund the expenses related to operations and capital improvements.

In May through July 1998, the Company received approximately $2.9 million in completion of phase III of a private placement agreement, which has been used to retire debt, decrease past due accounts payable and for operating expenses. In addition, the Company has completed arrangements with a private investment group for a private placement of a newly created series of preferred stock (Series
E),with net proceeds to the Company of approximately $2.7 million to take place in November and December 1998. In November 1998, approximately $1.3 million was received on the Series E placement with the balance to be received in December 1998. The closing of the Series E private placement will enable the Company to have sufficient funds to meet the Company's working capital and capital expenditures needs. The Company is also negotiating with an investment bank for an additional private offering before the fiscal year end of March 31, 1999. Management has identified and closed substantial contracts during the year ended March 31, 1999, and believes it can produce the level of revenue necessary to return the Company to a positive earnings trend. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Comprehensive Income:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. The Company adopted SFAS No. 130 during 1998. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss for the periods presented.

NOTE 2. BANK LINE OF CREDIT

The Company has a secured line of credit agreement with Compass Bank for $1,350,000 payable in monthly installments of interest only. The line is secured by two certificates of deposit aggregating $1,350,000 held in the Company's name by Compass Bank. The balance of the borrowing as of September 30, 1998, was $1,230,000 and the note matures February 5, 1999.

NOTE 3. NOTES PAYABLE

The Company was out of compliance with debt covenants on certain notes payable as of September 30, 1998. Amounts outstanding related to these notes have been classified as current liabilities.

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

At the time of issuance the Series D Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid-in capital and an in-substance dividend to the related preferred stockholders. The beneficial conversion feature resulted in the recognition of a discount of $2,107,354 in the quarter ended June 30, 1998, which is composed of the gross proceeds of the offering and the stated value of the Series D Preferred Stock issued for placement agent fees.

In addition, the $1,831,544 discount which was deferred in fiscal year 1998 related to the Series B and C Preferred Stock was recognized in the quarter ended June 30, 1998, as a result of the Company's election to not renew its' HUB status.

During the three months ended September 30, 1998, the Company received gross proceeds of $816,165 from the Private Placement of 77,000 additional shares of Series D, 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $10.60 per share. The Company paid $88,373 in cash and issued 3,850 shares of the Series D Preferred Stock as agreed for payment of commission fees of the Private Placement. Each share of Preferred D stock is initially convertible into ten shares of the Company's Common Stock.

At the time of issuance the Series D Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid-in capital and an in-substance dividend to the related preferred stockholders. The beneficial conversion feature resulted in the recognition of a discount of $856,975 in the quarter ended September 30, 1998, which is composed of the gross proceeds of the offering and the stated value of the Series D Preferred Stock issued for placement agent fees.

During the quarter ended September 30, 1998 the Company received $53,000 for 5,000 shares of Series D preferred stock at $10.60 per share. Due to the Series D preferred stock being over subscribed, the company converted the 5,000 preferred shares to 50,000 shares of Rule 144 common stock.

Stock options granted to employees during the quarter ended June 30, 1998 were recorded as compensation expense in the amount of $109,500 to the extent the exercise price was less than the market price of the stock on the grant date, in accordance with APB No. 25.

Stock options granted to non-employees during the quarter ended September 30, 1998 were recorded as professional fees in the amount of $150,465 at the fair value of the options at the grant date as determined using the Black-Scholes option pricing model.

During the quarter ended June 30, 1998, 11,724 shares of common stock were issued as preferred stock dividends and were recorded as a reduction of retained earnings in the amount of $66,743.

During the quarter ended September 30, 1998, 12,651 shares of common stock were issued as preferred stock dividends and were recorded as a reduction of retained earnings in the amount of $92,679.

The Company issued 31,000 shares of common stock to employees during the quarter ended September 30, 1998, which was recorded as compensation expense in the amount of $152,906.

During the quarter ended September 30, 1998, Class A warrants were exercised for 420,000 shares of common stock at $.795 per share in the amount of $333,900.

NOTE 5. RESTATEMENT OF EARNINGS

The Company has restated earnings for the period ended September 30, 1998 primarily to effect for the limitation of dividend recognition related to the beneficial conversion features on the convertible preferred stock issuances. Previously, the Company did not limit the recognition of a discount and the related dividend to the proceeds raised in the issuance. The following table shows the restated results of operations for the period compared to previously reported results:

                                                                                                        Previously
                                                                            As Restated                  Reported
                                                                           ------------                ------------

                Net loss                                                   $ (2,965,706)               $ (2,334,741)
                Preferred stock dividends and discounts                      (4,955,295)                   (693,922)
                Net loss applicable to common stockholders                   (7,921,001)                 (3,028,663)
                Basic and diluted net loss per share                              (0.68)                      (0.26)

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

Recent Developments

On July 27, 1998, the Company entered into a renewable 10 year sublease with GTE Intelligent Network Services, Inc ("GTE") under which the Company agreed to lease a portion of their east Austin facilities to GTE for installation of GTE's Point of Presence ("POP") equipment (the "Sublease"). On May 29, 1998, the Company entered into a 3 year subscription to GTE's Internet Advantage version
5.1 Connection Service granting the Company access to GTE's POP (the "Connection Service")(the Sublease and Connection Service are collectively referred to as the "GTE Agreement"). GTE's establishment, management and monitoring of multiple domains on behalf of the Company is included in the Connection Service. The Connection Service was upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998. The Company will lease connections to the POP for access to the GTE Internet network to other businesses. The Company will target companies that need direct, high-speed access to the Internet through turn-key co-location services for high volume (known as bandwidth) Internet web applications. Co-location is a service that provides a high speed, high bandwidth connection to the Internet backbone using various backup systems to increase the connection's fault tolerance. By connecting directly to Internet via the POP, the Company is able to eliminate the local loop, the weakest component in localized Internet connections. The Company will have the capacity to support over four thousand co-location rack spaces at its Austin, Texas facilities. These rack spaces will be used to host the network servers for the Company clients and provide those clients with direct access to the Internet. When fully implemented, these co-location services are expected to significantly increase the Company revenues over the term of the Connection Service. The GTE Agreements provide the potential for the Company to increase revenue by selling Internet access to various high Internet demand entities for such activities as commerce and academics. It is anticipated that the requisite hardware will be operational in January 1999.

In July 1998, the Company began providing systems integration, warehousing, systems configuration and other fulfillment services for Siemens-Nixdorf Information Systems, Inc ("Siemens-Nixdorf") for Point of Sale ("POS") systems and Automated Teller Machines for Siemens-Nixdorf's customers such as Sears-Roebuck, and Bealls department stores (the "Siemens-Nixdorf Agreement"). This agreement provides that Siemens-Nixdorf will store its inventory at the Company site, and the Company will charge Siemens-Nixdorf for various systems integration services. This arrangement provides the Company with a revenue stream without a significant working capital commitment.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues for the quarter ended September 30, 1998 of $994,280 increased $204,829 or 25.9% from the $789,451 recorded in the quarter ended September 30, 1997. This increase is a combination of an increase of $358,401 in Hardware, Software, and Peripherals (HSP) revenues and decreases of $56,602 in Service, Support, and Integration (SSI) revenues and $96,970 in Network Installation (NI) revenues.

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

The decrease in NI revenues of $96,970 relates to specific significant school district network installation contracts that were in place during each quarter. During the quarter ended September 30, 1997 the Company was performing on a contract for Hereford ISD. During the quarter ended September 30, 1998, the Company began installation of a network system under a contract with San Felipe Del Rio CISD.

Cost of goods sold, (COGS), for the quarter ended September 30, 1998 increased $294,755 or 49.4% to $891,349 compared to the quarter ended September 30, 1997 representing 89.6% of revenue resulting in a margin of 10.4%. Cost of Goods Sold for the quarter ended September 30, 1997 was $596,594 or 75.6% of revenue resulting in a margin of 24.4%. The decrease in margins is a combination of an increase in COGS for HSP in the amount of $439,388 and decreases in COGS for SSI in the amount of $117,573 and NI in the amount of $27,060.

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

COGS as a percentage of revenues for SSI was 16.0% for the quarter ended September 30, 1998 resulting in a margin of 84.0% compared to a margin of 35.0% for the quarter ended September 30, 1997. The increase in margins is a result of the Company obtaining an SSI contract with Siemens-Nixdorf for system integration. This contract requires that Siemens-Nixdorf supply all hardware and software products to be integrated into the systems. Additional increases in margins are a result of a contract to install Texas State Lottery vending machines in retail businesses. This contract requires the lottery contractor to supply all hardware cost.

COGS as a percentage of revenues for NI was 97.3% for the quarter ended September 30, 1998 resulting in a margin of 2.7% compared to a margin of 29.9% for the quarter ended September 30, 1997. The decrease in margins relates to specific significant school district network installation contracts that were in place during each quarter. During the quarter ending September 30, 1998 the Company received a contract of approximately $700,000 with San Felipe Del Rio CISD (Del Rio) for network system installation. The margin on this contract was less due to competitive bidding required by public entities. Additional contracts with Del Rio were received, subsequent to September 30, 1998, that allow the opportunity for increased overall margins.
Aggregate contracts and purchase orders with Del Rio are now in excess of $1 million.

Selling, General and Administrative Expenses for the quarter ended September 30, 1998 of $1,527,697 represents 153.6% of Revenues. The 1998 amount represents an increase over the quarter ended September 30, 1997 of $612,436 or 67.0%. Approximately $320,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer co-location services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $113,000 is largely attributable the reporting requirements associated with being a public company. Occupancy expense increased approximately $77,000 due to facility expansion and increased staffing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

The $275,650 decrease in SSI revenues relates to a reduction in the scope of work on two contracts. Revenues on a contract for the installation and servicing of lottery machines decreased approximately $300,000 from the six months ended September 30, 1997 compared to the September 30, 1998 period. Other decreases in revenues were on a contract for the City of Austin of approximately $56,000 from the six months ended September 30, 1997 compared to September 30, 1998 period. Increases in SSI revenues of approximately $77,000 are attributed to new contracts received from Siemens-Nixdorf and the State of Texas lottery contractor.

The $191,075 decrease in NI revenues relates to specific significant school district network installation contracts that were in place during each period. During the six months ended September 30, 1997 the Company was performing on a contract for Hereford ISD which started in April 1997. During the six months ended September 30, 1998, the Company began the installation of a network system under a contract with San Felipe Del Rio CISD. This contract was executed in July 1998 with installation beginning in August 1998.

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

COGS as a percentage of revenues for SSI was 38.1% for the six months ended September 30, 1998 resulting in a margin of 61.9% compared to a margin of 35.0% for the six months ended September 30, 1997. The increase in margins is a result of MSI-TEXAS obtaining an SSI contract with Siemens-Nixdorf for system integration. This contract requires that Siemens-Nixdorf supply all hardware and software products to be integrated into the systems. Additional decreases in COGS are a result of a contract to install Texas State Lottery vending machines in retail businesses. This contract requires the lottery contractor to supply all hardware cost.

COGS as a percentage of revenues for NI was 93.8% for the six months ended September 30, 1998 resulting in a margin of 6.2% compared to a margin of 30.5% for the six months ended September 30, 1997. The decrease in margins relates to specific significant school district network installation contracts that were in place during each quarter. During the quarter ending September 30, 1998 MSI-TEXAS received a contract of approximately $700,000 with San Felipe Del Rio CISD for network system installation. The margin on this contract was less due to competitive bidding required by public entities. Additional contracts with Del Rio were received, subsequent to September 30, 1998, that allow the opportunity for increased overall margins.
Aggregate contracts and purchase orders with Del Rio are now in excess of $1 million.

Selling, General and Administrative Expenses for the six months ended September 30, 1998 of $2,768,727 represents 173.5% of Revenues. The 1998 amount represents an increase over the six months ended September 30, 1997 of $1,314,056 or 90.3%. Approximately $682,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer co-location services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $457,000 are largely attributable to the reporting requirements associated with being a public company. Occupancy expense increased approximately $110,000 due to facility expansion and increased staffing.

GOING CONCERN ISSUES

The Company's significant historical losses raise a doubt as to the Company's ability to continue as a going concern. The Company plans to address the going concern issues described in the notes to the financial statements through an additional private placement of series E preferred stock and a possible $20 million private placement issue. However, there can be no assurance that the Company will be able to secure such additional capital. Subsequent to March 31, 1998, the Company received $2.9 million dollars in proceeds from Private Placement Phase III (as defined) that have been used to retire debt, decrease past due accounts payable and for operating expenses. As a result, the Company's current ratio has improved and its cash position has increased. The Company has completed arrangements with a private investment group for a private placement of a newly created series E of preferred stock with net proceeds to the Company of approximately $2.7 million to take place in November and December 1998. Approximately $1.3 million was received in November 1998 on the Series E private placement with the balance to be received in December 1998. The closing of the Series E private placement should enable the Company to have sufficient funds to meet the Company's working capital and capital expenditures needs for the next twelve months.

Management believes that its contracts with GTE and Siemens-Nixdorf have the possibility of producing revenues of approximately $3 million in 1999. The Company's ability to fulfill its obligations under the Switching Agreement is contingent upon the successful consummation of the Proposed Private Placement and obtaining the working capital contemplated by the debt issue described in the preceding paragraph. If the Proposed Private Placement is not consummated, the Company will scale back its expansion plans until such time that additional funds for expansion are available. Management believes that the Company can become profitable without the proceeds from the Proposed Private Placement by utilizing the portion of the proceeds from the Series E private placement that has been set aside for funding the expansion of its Austin facility for the GTE and Siemens-Nixdorf contracts.

LIQUIDITY AND CAPITAL RESOURCES

By July, 1998, the Company received $2,964,364 completing a private placement, whereby 279,657 shares of Series D Preferred were sold to fourteen investors for a purchase price of $10.60 per share ("Private Placement Phase III"). The expenses for Private Placement Phase III, including broker fees, commissions and legal and accounting expenses totaled $490,478.

For the six months ended September 30, 1998 and the year ended March 31,1998, the Company's total assets were $3,880,911 and $2,699,452 respectively, with liabilities of $3,242,609 and $2,753,403, respectively. Current assets of $2,704,944 and $1,898,621 represent 99.2% and 90.8% of current liabilities of $2,725,404 and $2,090,701. Improvements in the Company's cash position are a result of the collection of accounts receivable and funds from increases in shareholders equity resulting from the previously consummated private placements more particularly described above. Reductions in accounts receivable between 1998 and 1997 are a direct reflection of the reduced level of sales experienced in 1998. The Company's liabilities of $3,242,609 at September 30,1998 consist of $1,230,000 of a fully secured credit line, $1,495,284 of current liabilities and $517,205 of long-term liabilities.

The Company's shareholders equity as of September 30, 1998 and March 31, 1998 was $638,302 and ($53,951), respectively. During the year ended March 31, 1998, and the six months ended September 30, 1998, the Company completed Private Placement Phase I, Private Placement Phase II and Private Placement Phase III. Receipt of these funds enabled the Company to reduce its outstanding debt and pay off the past due accounts payable.

Subsequent to September 30, 1998, the Company made arrangements for an additional private placement of $3,000,000. The Company will issue 100,000 shares of Series E preferred stock, at a stated value of $30 per share.

During the six months ended September 30, 1998, working capital increased $171,620 from March 31, 1998. The balances of its accounts payables, accrued expenses and accounts receivables were increased as a result increased sales and the resulting increase in related accounts. At September 30, 1998, the Company had a working capital of ($20,460) compared to a working capital deficit of ($192,080) at March 31, 1998. The Company was current on all significant accounts payable at September 30, 1998. As of March 31, 1998 the Company was more than 30 days past due on $170,000 or 20% of its accounts payable. The Company's account receivables at September 30, 1998 include approximately $443,000 from the State of Texas for a sale of computer hardware in September 1998. This amount was subsequently collected.

The Company has a critical need for additional working capital to meet contractual obligations under the GTE Agreements. Management believes that the GTE Agreements with Siemens-Nixdorf Agreements have the potential to increase revenue levels, provided that sufficient working capital is obtained.

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

                           PART II - OTHER INFORMATION

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

ITEM 3: DEFAULT UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER MATTERS

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

         (A) EXHIBITS

              27.1 FINANCIAL DATA SCHEDULE

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

                               MSI HOLDINGS, INC.

           Date: October 13, 1999          By: /s/ Robert Gibbs
                                               ---------------------------------
                                                   Robert Gibbs, President and
                                                   Chief Executive Officer


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

         Signature                                                                      Title                  Date
         ---------                                                                      -----                  ----

/s/ Steve Metzger                                                               Director                  October 13, 1999
-------------------------------
     Steve Metzger

/s/ Davinder Sethi                                                              Director                  October 13, 1999
-------------------------------
     Davinder Sethi

/s/ Ernesto Chavarria                                                           Director                  October 13, 1999
-------------------------------
     Ernesto Chavarria

/s/ Blandina Cardenas                                                           Director                  October 13, 1999
-------------------------------
     Blandina Cardenas

/s/ Daniel Dornier                                                              Director                  October 13, 1999
-------------------------------
     Daniel Dornier

/s/ Humbert Powell                                                              Director                  October 13, 1999
-------------------------------
    Humbert Powell

/s/ Robert Gibbs                                                                President and
-------------------------------                                                 Chief Executive Officer   October 13, 1999
     Robert Gibbs

/s/ Doug Banister                                                               Chief Financial Officer   October 13, 1999
-------------------------------
     Doug Banister

/s/ Stephen Hoelscher                                                           Secretary, Controller
-------------------------------                                                 Chief Accounting Officer  October 13, 1999
    Stephen Hoelscher

                               INDEX TO EXHIBITS



EXHIBIT
 NUMBER                             DESCRIPTION
-------                             -----------

  27                          Financial Data Schedule