Form 10QSB/A
period 1998-12-31
MSI HOLDINGS INC/
filed 1999-10-14
CIK 68619

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

                                 [UTAH 87-0280886]
            STATE OR OTHER JURISDICTION OF  (I.R.S. EMPLOYER I.D. NO.)
                          INCORPORATION OR ORGANIZATION

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

                      (1) Yes (X) NO ( ) (2) Yes (X) No ( )

       Number of shares of common stock outstanding at DECEMBER 31, 1998:
                                   13,177,960

                               MSI HOLDINGS, INC.

                                  FORM 10-QSB/A
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

     Item 1. Consolidated Financial Statements (unaudited)                 3

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            18

     Item 2. Changes in Securities and Use of Proceeds                    18

     Item 3. Defaults on Senior Securities                                18

     Item 4. Submission of Matters to a Vote of Security Holders          18

     Item 5. Other Matters                                                18

     Item 6. Exhibits and Reports on Form 8-K                             19


SIGNATURE PAGE                                                            20

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               MSI HOLDINGS, INC.
                     Consolidated Balance Sheet (unaudited)


                                                                    December 31,
                                                                        1998
                                                                    ------------
                                                                     (restated)
ASSETS
Current assets
 Cash                                                                 $   73,861
 Accounts receivable - trade                                             840,606
 Inventory                                                               312,300
 Short-term investment                                                 1,350,000
 Other receivables - advances                                            171,647
                                                                      ----------
Total current assets                                                   2,748,414

Property, plant, and equipment-net                                     1,487,640
                                                                      ----------
Total assets                                                          $4,236,054
                                                                      ==========


The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
               Consolidated Balance Sheet (unaudited) (continued)


                                                                   December 31,
                                                                       1998
                                                                   ------------
                                                                     (restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable - trade                                          $  1,194,655
 Bank line of credit                                                  1,600,000
 Other accrued expenses                                                  97,314
 Current maturities of notes payable                                    233,526
 Current portion of obligations under capital leases                     94,005
 Other notes payable                                                    200,000
                                                                   ------------
Total current liabilities                                             3,419,500
                                                                   ------------
Long-term liabilities
 Notes payable                                                           57,748
 Obligations under capital leases                                       290,605
 Deferred rent                                                          145,620
                                                                   ------------
Total long-term liabilities                                             493,973
                                                                   ------------
Total liabilities                                                     3,913,473
                                                                   ------------
Stockholders' equity
 Preferred stock; 10,000,000 shares authorized:
 Convertible preferred stock series B; $5.30
  stated value; 400,000 shares
  authorized, issued & outstanding                                    2,120,000
 Convertible preferred stock series C; $10.60
  stated value;  94,340 shares
  authorized, issued & outstanding                                    1,000,004
 Convertible preferred stock series D; $10.60
  stated value;  261,340 shares
  authorized, issued & outstanding                                    2,770,204
 Convertible preferred stock series E; $30.00
  stated value; 105,000 shares
  authorized, 51,975 issued &
  outstanding                                                         1,559,250
 Common stock at $.10 par value;
  50,000,000 authorized and 13,177,960
  shares issued and outstanding                                       1,317,796
 Additional paid-in capital                                           8,301,936
 Accumulated Deficit                                                (16,746,609)
                                                                   ------------
Total stockholders' equity                                              322,581
                                                                   ------------
Total liabilities and stockholders' equity                         $  4,236,054
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
                Consolidated Statements of Operations (unaudited)


                                                               Three Months                                Nine Months
                                                             Ended December 31                          Ended December 31
                                                          1998                 1997                 1998                 1997
                                                      ------------         ------------         ------------         ------------
                                                       (restated)                                (restated)
Revenues:
 Hardware, software, and peripherals                  $    249,156         $    212,013         $  1,431,352         $  1,350,810
 Service, support, and integration                         155,519              188,298              394,486              702,915
 Networks, LAN/WAN                                         940,958              319,950            1,115,704              685,771
                                                      ------------         ------------         ------------         ------------
                                                         1,345,633              720,261            2,941,542            2,739,496
                                                      ------------         ------------         ------------         ------------
Cost of goods sold:
 Hardware, software, and peripherals                       239,419              204,926            1,376,870              885,989
 Service, support, and integration                          59,393              122,394              150,511              456,896
 Networks, LAN/WAN                                         916,821              255,301            1,080,747              509,415
                                                      ------------         ------------         ------------         ------------
                                                         1,215,633              582,621            2,608,128            1,852,300
                                                      ------------         ------------         ------------         ------------
Gross Margin                                               130,000              137,640              333,414              887,196

Selling, general, and administrative expenses:
 Salaries and benefits                                     729,243              576,512            2,290,138            1,304,833
 Professional fees and consultants                         562,359              164,392            1,083,199              328,451
 Occupancy                                                 127,158               70,345              325,369              158,845
 Depreciation and amortization                              65,000               49,720              171,991              149,160
 Vehicle expense                                            50,995               30,210              125,427              109,061
 Other expense                                             196,124              414,649              503,482              708,865
 Provision for uncollectable receivables                        --               20,000                   --               21,284
                                                      ------------         ------------         ------------         ------------
                                                         1,730,879            1,325,828            4,499,606            2,780,499
Operating loss                                          (1,600,879)          (1,188,188)          (4,166,192)          (1,893,303)
         Interest expense, net                              11,642              165,835              412,035              202,342
                                                      ------------         ------------         ------------         ------------

Net Loss                                                (1,612,521)          (1,354,023)          (4,578,227)          (2,095,645)

Preferred stock dividends and discounts                 (1,663,390)          (1,244,169)          (6,618,685)          (1,244,169)
                                                      ------------         ------------         ------------         ------------
Net loss to common stockholders                       $ (3,275,911)        $ (2,598,192)        $(11,196,912)        $ (3,339,814)
                                                      ============         ============         ============         ============
Basic and diluted net loss per share                  $      (0.26)        $      (0.24)        $      (0.93)        $      (0.31)
                                                      ============         ============         ============         ============
Basic and diluted weighted average
  number of shares outstanding                          12,803,583           10,764,733           12,051,893           10,764,733
                                                      ============         ============         ============         ============


The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
                Consolidated Statements of Cash Flows (unaudited)


                                                        Nine Months Ended December 31,
                                                             1998             1997
                                                        ------------      ------------
                                                          (restated)
Cash flows from operating activities:

Net Loss                                                 $(4,578,227)     $(2,095,645)
Adjustments to reconcile net loss used
  in operating activities:
    Depreciation and amortization expense                    171,991          148,587
    Amortization of debt discount                            371,000               --
    Common stock and options issued for compensation         412,871               --
Changes in operating assets and liabilities:
    Accounts receivable - trade                             (669,883)         359,566
    Other receivables                                        (84,686)
    Inventory                                                (27,277)        (165,461)
    Accounts payable - trade                                 894,620         (221,968)
    Other accrued expenses                                   (72,022)         (89,185)
                                                         -----------      -----------
Net cash used in operating activities                     (3,581,613)      (2,064,106)
                                                         -----------      -----------
Cash flows from investing activities:
    Purchase of property, plant, and equipment              (604,238)         (56,429)
    Additional other receivables                                  --          (15,022)
                                                         -----------      -----------
Net cash used in investing activities                       (604,238)         (71,451)
                                                         -----------      -----------
Cash flows from financing activities:
    Net draws on (proceeds from) bank line of credit         371,034         (520,235)
    Proceeds on notes receivables                                 --          685,450
    Payments on notes payable                               (227,515)        (116,932)
    Payments on obligations under capital leases             (60,609)        (100,142)
    Proceeds - private placement of preferred stock        3,764,116        1,818,000
    Proceeds - issuance of common stock                       53,000               --
    Proceeds - exercise of warrants                          333,900               --
    Proceeds - senior convertible debt                            --          371,000
                                                         -----------      -----------
Net cash provided by financing activities                  4,233,926        2,137,141
                                                         -----------      -----------
Net increase in cash                                          48,075            1,584

Cash at beginning of period                                   25,786           18,112
                                                         -----------      -----------
Cash at end of period                                    $    73,861      $    19,696
                                                         ===========      ===========


The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
          Consolidated Statements of Cash Flows (unaudited) (continued)


                                                    Nine Months Ended December 31,
                                                        1998              1997
                                                    ------------      ------------
                                                     (restated)
Supplemental disclosures:
     Cash paid during the period for:
     Interest                                         $   41,035      $   81,891
                                                      ==========      ==========
Supplemental schedule of non-cash investing
  and financing activities:
Preferred stock issued for:
     Placement agent fees                             $  215,410      $  106,000
Stock options or warrants issued for:
     Placement agent fees                              1,359,883         367,350
Common stock issued for:
     Compensation                                        152,906              --
     Preferred stock dividends                           263,562              --
Discount on preferred stock issued                     6,355,123       1,890,769
Capital lease obligations                                254,562              --


The accompanying notes are an integral part of these financial statements.

                               MSI HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (restated)
                          December 31, 1998 (unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB/A and the latest quarterly report filed with the SEC on form 10QSB/A. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for the fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1998, as reported in the Form 10-KSB as amended, have been omitted.

Going concern:

As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $4,578,227 for the nine month period ending December 31, 1998. As of December 31, 1998 the Company's current liabilities exceeded its current assets by $671,086. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund the expenses related to operations and capital improvements.

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

NOTE 2. BANK LINE OF CREDIT

In December 1998, the Company secured a new line of credit in the amount of $1,600,000 which matures on January 31, 1999. Principal and accrued interest at 7.75% are due upon maturity. The previous line of credit was paid in full and canceled. The line is secured by inventory and a $1,350,000 certificate of deposit held in the Company's name by Compass Bank. The balance of the borrowing as of December 31, 1998 was $1,600,000.

NOTE 3. NOTES PAYABLE

The Company was out of compliance with debt covenants on certain notes payable as of December 31, 1998. Amounts outstanding related to these notes has been classified as current liabilities.

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

During the three months ended December 31, 1998, the Company received gross proceeds of $1,485,000 from the Private Placement of 49,500 shares of Series E, 6% Cumulative Convertible Non-Voting Preferred Stock, stated value $30.00 per share. The Company paid $194,805 in cash and issued 2,475 shares of Series E Preferred Stock as agreed for payment of commission fees of the Private Placement. Each share of Preferred E stock is initially convertible into ten shares of the Company's Common Stock.

Also, options to purchase 54,500 shares of Common Stock at $4.50 per share were issued as part of the agreement. The stock options have a fair value of $298,160.

At the time of issuance the Series E Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid in capital and an in-substance dividend to the related preferred stockholders. The beneficial conversion feature resulted in the recognition of a discount of $1,559,250 in the quarter ended December 31, 1998, which is composed of the gross proceeds of the offering and the stated value of the Series E Preferred Stock issued for placement agent fees.

During the quarter ended December 31, 1998, 90,000 shares of Series B, 4,717 shares of Series C, and 18,317 shares of Series D Preferred Stock were collectively converted to 1,130,340 shares of Common Stock.

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

During the quarter ended December 31, 1998, 15,399 shares of common stock were issued as preferred stock dividends and were recorded as a reduction of retained earnings in the amount of $104,140.

The Company issued 31,000 shares of common stock to employees during the quarter ended September 30, 1998, which was recorded as compensation expense in the amount of $152,906.

During the quarter ended September 30, 1998, Class A warrants were exercised for 420,000 shares of common stock at $.795 per share in the amount of $333,900.

NOTE 5. RESTATEMENT OF EARNINGS

The Company has restated earnings for the nine months ended December 31, 1998 primarily to effect for the limitation of dividend recognition related to the beneficial conversion features on the convertible preferred stock issuances. Previously, the Company did not limit the recognition of a discount and the related dividend to the proceeds raised in the issuance. The following table shows the restated results of operations for the period compared to previously reported results:

                                                                       Previously
                                                     As Restated       Reported
                                                     ------------     -----------
    Net loss                                         $ (4,578,227)    $(3,947,262)
    Preferred stock dividends and discounts            (6,618,685)       (798,062)
    Net loss applicable to common stockholders        (11,196,912)     (4,745,324)
    Basic and diluted net loss per share                    (0.93)          (0.39)

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

NOTE 7. SUBSEQUENT EVENTS

Through March 31, 1999, the Company received gross proceeds of $2,105,040 for 70,168 additional shares of Series E Preferred Stock at a purchase price of $30.00 per share. The Company paid cash of $220,995 and issued 4,190 shares of Series E Preferred Stock as payment of commission fees of the private placement. Also, options to purchase 36,084 shares of Common Stock at $4.50 per share were issued as part of the agreement. The stock options have a fair market value of $136,784.

Subsequent to March 31, 1999, the Company received gross proceeds of $600,000 for 20,000 additional shares of Series E Preferred Stock at a purchase price of $30.00 per share. The Company paid cash of $73,200 as payment of commission fees of the private placement. This completed the Series E Private Placement.

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

In July 1998, MSI began providing systems integration, warehousing, systems configuration and other fulfillment services for Siemens-Nixdorf Information Systems, Inc. ("Siemens-Nixdorf") for Point of Sale ("POS") systems and Automated Teller Machines for Siemens-Nixdorf's customers such as Sears-Roebuck, and Beall's department stores (the "Siemens-Nixdorf Agreement"). This agreement provides that Siemens-Nixdorf will store its inventory at MSI, and will charge Siemens-Nixdorf for various systems integration services. This arrangement provides The Company with a revenue stream without a significant working capital commitment.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997.

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

The 194% increase in NI revenues of $621,008 relates to specific significant school district network installation contracts that were in place during each quarter. During the quarter ended December 31, 1997 MSI was finishing a contract for Hereford ISD. During the quarter ended December 31, 1998, MSI completed a major portion of the work for an installation of a network system under a contract with San Felipe Del Rio CISD.

Cost of goods sold, (COGS), for the quarter ended December 31, 1998 increased $633,012 or 108.6% to $1,215,633 compared to the quarter ended December 31, 1997 representing 90.3% of revenue resulting in a margin of 9.7%. Cost of Goods Sold for the quarter ended December 31, 1997 was $582,621 or 80.9% of revenue resulting in a margin of 19.1%. The decrease in margins is a combination of an increase in COGS for HSP in the amount of $34,493 and a decrease in COGS for SSI in the amount of $63,001 and an increase in COGS for NI in the amount of $661,520.

COGS as a percentage of revenues for HSP was 96.1% for the quarter ended December 31, 1998 resulting in a margin of 3.9% compared to a margin of 3.3% for the quarter ended December 31, 1997. The low margins on HSP revenues is due to market pressure to lower prices on HSP products from the Company's competitors and customers including the result of the competitive bidding process required for sales to public entities.

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

Selling, General and Administrative Expenses for the quarter ended December 31, 1998 of $1,730,879 represents 128.6% of Revenues. The 1998 amount represents an increase over the quarter ended December 31, 1997 of $405,051 or 30.6%. Approximately $153,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer collocation services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $398,000 is largely attributable the reporting requirements associated with being a public company and fees paid for technical consulting related to the design and implementation of the Collocation services described in the "Recent Developments" section above. Occupancy expense increased approximately $57,000 due to facility expansion and increased staffing. Interest expense decreases of $154,000 is a result of a reduction in late fees and interest charged on past due invoices and decrease line of credit usage.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997.

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

Cost of goods sold for the nine months ended December 31, 1998 increased $755,828 or 40.8% to $2,608,128 compared to the nine months ended December 31, 1997 representing 88.7% of revenue resulting in a margin of 11.3%. Cost of goods sold for the nine months ended December 31, 1997 was $1,852,300 or 67.6% of revenue resulting in a margin of 32.4%. The decrease in margins is a combination of an increase in COGS for HSP in the amount of $490,881 and decrease in COGS for SSI in the amount of $306,385 and an increase in COGS for NI in the amount of $571,332.

COGS as a percentage of revenues for HSP was 96.2% for the nine months ended December 31, 1998 resulting in a margin of 3.8% compared to a margin of 34.4% for the nine months ended December 31, 1997. The decreasing margins are due to market pressure to lower prices on HSP products from the Company's competitors and customers including the result of the competitive bidding process required for sales to public entities. Contributing to the lower margins for 1998 were sales made below cost as a result of poor estimating of cost by MSI. Procedures are now in place to insure profitable margins on HSP sales.

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

Selling, General and Administrative Expenses for the nine months ended December 31, 1998 of $4,499,606 represents 153.0% of Revenues. The 1998 amount represents an increase over the nine months ended December 31, 1997 of $1,719,107 or 61.8%. Approximately $985,000 of the increase represents the increase in staff salaries and benefits. Staff additions include technical staff, sales staff, accounting staff and middle management. These increases are needed as the Company prepares to offer collocation services at its Austin, Texas facility and will also enable the Company to work on larger service contracts. Increases in professional fees of $755,000 is attributable to the reporting requirements associated with being a public company and fees paid for technical consulting related to the design and implementation of the Collocation services described in the "Recent Developments" section above. Occupancy expense increased approximately $167,000 due to facility expansion and increased staffing. Interest expense decreases of $210,000 is a result of a reduction in late fees and interest charged on past due invoices and decrease line of credit usage.

Going Concern Issues

The Company's significant historical losses raise a doubt as to the Company's ability to continue as a going concern. The Company plans to address the going concern issues described in the notes to the financial statements through an additional private placement of series E preferred stock and from substantial contracts signed during fiscal year ending March 31, 1999, which will provide sufficient working capital and cash flows for the next twelve month period. However, there can be no assurance that the Company will be able to secure such additional capital or that the contracts will generate sufficient cash flows or working capital. Subsequent to March 31, 1998, the Company received $2.8 million dollars in gross proceeds from the Series D Preferred Stock Private Placement that have been used to retire debt, decrease past due accounts payable and for operating expenses. The Company has completed arrangements with a private investment group for a private placement of a newly created series E of preferred stock with gross proceeds to the Company of approximately $4.2 million to take place in November 1998 through April 1999. Approximately $1.5 million was received in November 1998 on the Series E private placement with the balance to be received through April 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 1998 and the year ended March 31,1998, the Company's total assets were $4,236,054 and $2,699,452 respectively, with liabilities of $3,913,473 and $2,753,403, respectively. Current assets of $2,748,414 and $1,898,621 represent 80.4% and 90.8% of current liabilities of $3,419,500 and $2,090,701. Deterioration of the Company's cash position is a result of the Company's continuing operating losses. See "Going Concern" in Note 1 to the financial statements above. The Company's liabilities of $3,913,473 at December 31,1998 consist of $1,600,000 of a secured line of credit, $1,819,500 of current liabilities and $493,973 of long-term liabilities.

Net shareholders equity as of December 31, 1998 and March 31, 1998 was $322,581 and ($53,951), respectively. During the year ended March 31, 1998, and the nine months ended December 31, 1998, the Company completed private placements of Series B Stock, Series C Stock and Series D Stock. The Series E Stock private placement was partially completed through December 31, 1998 with the Company receiving $1,485,000 in exchange for 49,500 shares of Series E Stock. Receipt of these funds enabled the Company to fund its operations, reduce its outstanding debt and pay off past due accounts payable.

From December 31, 1998 through March 31, 1999, the Company received gross proceeds of $2,105,040 for 70,168 additional shares of Series E Preferred Stock at a purchase price of $30.00 per share. The Company paid cash of $220,995 and issued 4,190 shares of Series E Preferred Stock as payment of commission fees of the private placement. Also, options to purchase 36,084 shares of Common Stock at $4.50 per share were issued as part of the agreement. The stock options have a fair value of $136,784.

Subsequent to March 31, 1999, the Company received gross proceeds of $600,000 for 20,000 additional shares of Series E Preferred Stock at a purchase price of $30.00 per share. The Company paid cash of $73,200 as payment of commission fees of the private placement. This completed the Series E Private Placement.

During the nine months ended December 31, 1998, working capital decreased $479,006 from March 31, 1998. Accounts payable, accrued expenses, and accounts receivable increased as a result of increased sales. At December 31, 1998, the Company had a working capital deficit of $671,086 compared to a working capital deficit of $192,080 at March 31, 1998. The Company was current on all significant accounts payable at December 31, 1998. As of March 31, 1998 the Company was more than 30 days past due on $170,000 or 57% of its accounts payable. The Company's account receivables at December 31, 1998 include approximately $465,000 from the Del Rio Consolidated School District, which was subsequently collected.

The Company has a critical need for additional working capital to meet contractual obligations under the GTE Agreements. Management believes that the GTE Agreements with Siemens Nixdorf Agreements have the potential to increase revenue levels, provided that sufficient working capital is obtained.

Subsequent Events

As of March 23, 1999, the Company has been certified by GTE's BBN Professional Services as meeting their technology and service quality standards for network architecture, security architecture and facilities design. The Company is the first to receive this certification. Throughout the last half of fiscal year 1999, the Company, in conjunction with GTE's BBN Professional Services consultants designed and implemented the Internet Accelerator Portal ("IAPTM"). The IAPTM accelerates end-to-end Internet connectivity, increasing the user's proximity and access speed to the Internet's content through direct connection via the POP. This allows direct access to virtually unlimited bandwidth on demand and eliminates the need for costly local loop circuits. End-users access high speed connectivity services by taking advantage of Digital Subscriber Line ("DSL") technology. In May 1999, the Company formed an alliance with Southwestern Bell to provide Southwestern Bell's DSL service ("the Southwestern Bell DSL Reseller's Agreement"). As an authorized reseller of Southwestern Bell's DSL service, the Company will offer its customers (Internet Service Providers ("ISPs") and other resellers) the opportunity to leverage Southwestern Bell's broadband technology and provide them with high speed links, increased bandwidth and Asynchronous Transfer Mode, a cell-based switching technology designed for broadband transmission of voice, data and video. The combined IAP(TM), BBN Certification and DSL Agreement, when operational, will enable the Company 's customers to access the Internet or corporate networks up to 200 times faster than conventional analog modems.

Subsequent to December 31, 1998, an additional 8,701,412 shares of Common Stock were issued comprised as follows. During the last quarter of fiscal year ended March 31, 1999: (i) 94,340 shares of Series C Preferred were converted to 943,400 shares of Common Stock; (ii) 65,000 shares of Series D Preferred were converted to 650,000 shares of Common Stock; and (iii) 32,242 shares of Common Stock were issued as dividends for the Series B, C, D, and E Preferred. Subsequent to March 31, 1999: (i) 399,995 shares of Series B Preferred were converted to 3,999,950 shares of Common Stock; (ii) 177,335 shares of Series D Preferred were converted to 1,773,350 shares of Common Stock; and (iii) 130,247 shares of Series E Preferred were converted to 1,302,470 shares of Common Stock.

On February 22, 1999, the Company hired Glenn Birk as Vice President of Sales and he was subsequently named an officer of the Company. Mr. Birk has over 9 years of experience in sales at NCR, AT&T, Lawson Software, and BBN/GTE. Prior to joining the Company, Mr. Birk was an Account Executive for BBN/GTE and was recognized as the company's sixth leading sales representative for 1998. Mr. Birk holds a Bachelors of Business Administration degree in Marketing from the University of Texas at Austin. Mr. Birk's employment is currently not the subject of an employment contract.

As of March 24, 1999, Roger M. Lane became the Company's Chief Operating Officer pursuant to an employment agreement between Mr. Lane and the Company (the "Lane Agreement"). The Lane Agreement provides for an annual salary of $120,000 and reimbursement of ordinary, necessary and documented business expenses. In addition, the Lane Agreement provides for a stock option to purchase up to 450,000 shares of Common Stock vesting as follows: (i) options to purchase 100,000 shares of Common Stock will vest at six months after the grant date of March 24, 1999; (ii) options to purchase an additional 110,000 shares of Common Stock will vest on the first anniversary of the grant date; and (iii) options to purchase 120,000 shares will vest on each of the second and third anniversary of the grant date. The agreement is terminable by either party. Mr. Lane has more than 20 years of experience in operations and logistics management in the computer, copier, and software industries. Prior to joining the Company, Mr. Lane was the Chief Operating Officer at Techworks, Inc. in Austin, Texas. Prior to that, Mr. Lane was Vice-President of Operations at Ashton-Tate Corporation in Torrance, California and Vice-President of Logistics at Intellogic Trace, Inc. and Datapoint Corporation, both of San Antonio Texas. He holds a Bachelors of Science degree in Mechanical Engineering from the

University of Maine at Orono, and a Masters of Science degree in Management (Inventory and Production Control) from Rensselaer Polytechnic Institute, Troy, New York.

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

         Signature                           Title                      Date
         ---------                           -----                      ----
/s/ Steve Metzger                      Director                    October 13, 1999
---------------------------------
    Steve Metzger

/s/ Davinder Sethi                     Director                    October 13, 1999
---------------------------------
    Davinder Sethi

/s/ Ernesto Chavarria                  Director                    October 13, 1999
---------------------------------
    Ernesto Chavarria

/s/ Blandina Cardenas                  Director                    October 13, 1999
---------------------------------
    Blandina Cardenas

/s/ Daniel Dornier                     Director                    October 13, 1999
---------------------------------
    Daniel Dornier

/s/ Humbert Powell                     Director                    October 13, 1999
---------------------------------
    Humbert Powell

/s/ Robert Gibbs                       President and
---------------------------------      Chief Executive Officer     October 13, 1999
    Robert Gibbs

/s/ Doug Banister                      Chief Financial Officer     October 13, 1999
---------------------------------
    Doug Banister

/s/ Stephen Hoelscher                  Secretary, Controller
---------------------------------      Chief Accounting Officer    October 13, 1999
    Stephen Hoelscher


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule