Form 10KSB/A
period 1999-03-31
MSI HOLDINGS INC/
filed 1999-11-12
CIK 68619

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

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

The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the closing price for the Company's Common Stock at September 28, 1999 of $5.3125 per share, the market value of shares held by non-affiliates would be approximately $46,901,204.37.

As of September 28, 1999 the Registrant had 23,135,083 shares of Common Stock issued and outstanding.

                               MSI Holdings, Inc.
                                  Form 10-KSB

                               Table of Contents


Part I                                                                      3

    Item 1. Description of Business                                         3

    Item 2. Description of Property                                        17

    Item 3. Legal Proceedings                                              17

    Item 4. Submission of Matters to a Vote of Security Holders            17

Part II.                                                                   18

    Item 5. Market for the Registrant's Common Stock and
             Related Stockholder Matters                                   18

    Item 6. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 20

    Item 7. Financial Statements                                           24

    Item 8. Changes in and Disagreements With
             Accountants on Accounting and Financial Disclosure            24

Part III.                                                                  25

    Item 9. Executive Officers and Directors                               25

    Item 10. Executive Compensation                                        28

    Item 11. Security Ownership of Certain Beneficial Owners
              and Management Principal Stockholders                        30

    Item 12. Certain Relationships and Related Transactions                31

    Item 13. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                          33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations and views with respect to future events and performance. These forward-looking statements are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from historical results or those that may be anticipated by such forward-looking statements. Words used in this Report such as "anticipate," "believe," "effect," "may," "will" and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in the Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. In addition, the disclosures under the caption "Risk Factors" consist principally of a brief discussion of risks that may affect future results and are, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's annual, periodic and current reports filed with the Commission, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     Micro-Media Solutions, Inc. (MSI) is the operating subsidiary of MSI Holdings, Inc. (MSHI). MSI was founded in 1993 in Austin, Texas to provide computer hardware, software programming, system installation and support, maintenance, and media duplication to customers in both the public and private sectors. On June 23, 1997, the stockholders of MSI entered into an agreement and plan of reorganization with Mountain States Resources Corporation (now known as MSHI). MSHI acquired all of the issued and outstanding stock of MSI in exchange for 9,310,000 shares of the Common Stock of MSHI.

     During fiscal year 1999, MSI's revenues were derived entirely from the sale of computer hardware, peripherals, network systems integration, service and support. These products and services are not expected to comprise more than 20% of revenue in fiscal year 2000. MSI previously maintained certification as a Minority-Owned Business Enterprise (MBE) and status as a Historically Underutilized Business (HUB)(Please refer to Our Decision Not to Seek Re-certification for our Operating Subsidiary as a HUB). As such, MSI was qualified by a number of city, state, and federal agencies to provide the aforementioned services. MSI has recently shifted its business direction to focus on opportunities in the Internet industry.

         We provide high-speed Internet connectivity solutions and co-location and web-hosting services to businesses seeking to maximize the performance of critical Internet applications. Through our unique Direct Optical Co-location Connection (DOCC) between our data center and the Internet backbone we provide our customers with virtually unlimited bandwidth, up to the available capacity of one of the largest fiber optic high-speed networks in the United States. This capacity gives our customers the ability of "bursting" to a maximum of 10 Gbps of bandwidth usage on demand. Our DOCC enables our customers to access the Internet and provide Internet content without the cost, congestion and failure rates associated with local access lines.

         Several members of our executive management team were formerly employees of GTE, which has been instrumental in the creation and continued development of our strategic relationship with GTE. Due to the proximity of our facility to the fiber backbone, GTE selected our facility for their Austin, Texas Internet backbone point-of-presence (GTE POP). We subsequently expanded that relationship to become a reseller of GTE products and services and established the first data center to have a direct connection to a GTE Global Network Infrastructure POP. Based on the success of this pilot project and our relationship with GTE, we are in the process of selecting up to 15 GTE POP locations serving major metropolitan areas for new data centers. We are currently in the process of negotiating leases for the first three of these additional data centers. We are also an authorized reseller of Southwestern Bell's and Covad Communications's DSL services.

         Our strategic relationships allow us to provide a broad variety of cost-effective product solutions, including:

o Internet Connectivity -- High-speed direct Internet connections and data transport with a usage-based billing system where the customer only pays for bandwidth actually consumed, rather than flat rate, fixed capacity billing

o Broadband Co-location and Web-Hosting Services -- Data center facilities for hosting customer web sites on our servers, typically known as web-hosting, and housing customer-owned servers, typically known as co-location services, together with an array of managed services

o Digital Subscriber Lines (DSL) -- Capability for our customers to offer DSL services to their end-users through agreements with Southwestern Bell and Covad Communications

o Broadband Webcasting -- Production and webcasting services for live and on-demand audio/video broadcasting over the Internet, and related services

o Private Label ISPs -- Internet services and connectivity branded with an organization's logo and identity

o Private Portals -- Creation and maintenance of web sites and extranets aimed at the transformation of existing communities of interest into on-line virtual communities

         In June 1999, we began providing Internet-related services from our data center located in our approximately 40,000 square foot Austin, Texas facility. Our data center was designed and built using GTE/BBN Professional Services consultants and has been certified as meeting GTE/BBN's technology and service quality standards for network architecture, security architecture and facilities design. GTE/BBN is one of the originators of the ARPANET (the predecessor to the Internet) and has built much of the United States government high-security defense network. We provide customers with a secure, redundant environment that includes backup HVAC, uninterruptible power supply, backup generators, 24-hour security and 24-hour network monitoring and management.

         As of September 28, 1999, we had 49 Internet solutions customers, including ISPs, Internet-related businesses and businesses with outsourced applications.

INDUSTRY OVERVIEW

         Increasing Demand for Internet Access and Internet-Related Software and Services

         The Internet has experienced rapid growth in the 1990's and we believe it has emerged as a global medium for communications and commerce. Internet access and Internet-related software services have been two of the fastest growing segments of the telecommunications services market. International Data Corporation has estimated:

o Internet users worldwide will increase from approximately 100 million at the end of 1998 to approximately 320 million by 2002

o the number of personal computers that access the Internet at least twice a month is expected to grow from 145 million in 1999 to 316 million in 2002

o total Internet software and service revenues are project to grow at a 32.4% compound annual growth rate from 1996 through 2002

o the value of goods and services sold worldwide through the Internet will increase from approximately $32 billion in 1998 to over $400 billion in 2002

         Growth of Broadband Content and High-Speed Data Transfers

         As the Internet has developed, there has been a dramatic increase in Internet-based services and content requiring broadband access to the Internet. End-users have demanded, and ISPs and Internet content and Internet-based service providers have sought to provide increased speed of Internet access and more sophisticated and interactive Internet content. That demand, which providers of Internet content and Internet-based services seek to satisfy, requires increasing amounts of bandwidth. End-user adoption of recently introduced broadband access technologies like DSL and cable modem reflects this demand. Such technologies are increasing being offered by ISPs in response to this growing demand. Forrester Research estimates that by 2003 there will be over 26 million subscribers with broadband access to the Internet in the United States. Internet-based service and Internet-content providers have changed Internet programming to make it more attractive and responsive to end-users, with interactive multimedia content, including audio/video and live webcasts, instead of static test and graphics. E-business companies providing multimedia Internet-content are required to be able to manager "bursty" demand. This requires large amounts of bandwidth for short periods of time -- the opposite of how most networks are designed. Obtaining the infrastructure necessary to provide the peak bandwidth may be cost-prohibitive and such infrastructure remains unused much of the time. This information highway not only needs more laws to handle Internet traffic congestion, it also needs to have wider lanes for larger vehicles and the ability to expand into overflow lanes at peak travel times.

         The Need for Cost-Effective High-Speed Internet Access

         Because the amount of bandwidth that is available to ISPs is typically fixed, the ISP must either purchase enough capacity to cover peak usage multimedia content requested over the Internet requires content providers to be able to manage "bursty" traffic. This requires large amounts of bandwidth for short periods of time -- the opposite of how most networks are designed. Obtaining the infrastructure necessary to provide the peak bandwidth may be cost prohibitive, and would remain unutilized much of the time. Instead of the information highway only needing more lanes to handle congestion, it now also needs to have wider lanes for larger vehicles, and the ability to expand into overflow lanes at peak travel times.

         End-user demand is growing for broadband Internet access. As a consequence, ISPs are being required to offer their customers high-speed, broadband technologies, like DSL and cable modems. ISPs must also connect their customers to the Internet, typically by purchasing fixed bandwidth connections through a local loop. Because the bandwidth is typically fixed, the ISP must either purchase enough capacity to cover peak usage, which will remain mostly unused at non-peak usage times, or fail to meet end-user requirements at peak usage times. Both the infrastructure necessary to provide high-speed Internet access from the ISP to its customers, and the infrastructure necessary to maintain peak usage bandwidth from the ISP to the Internet, may be too costly or an inefficient use of resources for many smaller ISPs. In addition, many ISPs are required to connect to the Internet over local telephone lines -- the local loop -- where congestion and network failure account for a large part of Internet delay. To remain competitive, smaller ISPs, will need to provide high-speed, reliable Internet access to their customers, with their branding and without making the capital expenditures and using the other resources necessary to build and maintain the required systems.

         Demand for Co-Location and Web-Hosting

         The Internet can provide an effective and efficient means for businesses to increase their revenues, but the infrastructure required to effectively use the Internet is becoming more complex and challenging to manage. Ensuring the quality, reliability and availability of Internet operations typically requires substantial investments in developing Internet operations and applications and hardware expertise. However, such a significant investment can often be an inefficient use of business resources. As a result, businesses are seeking outsourcing arrangements that can increase performance, provide continuous operation of their web sites, reduce Internet operating expenses and eliminate the need for expensive and dedicated information technology staff. These businesses are also seeking service providers who can host their web sites in a secure location with a controlled environment and active around-the-clock monitoring. International Data Corporation has estimated that the demand for web-hosting services in the United States was approximately $770 million in 1998 and is expected to grow to approximately $12 billion by 2002.

THE MSI SOLUTION

         We believe that we are positioned to become an industry leader in high-bandwidth Internet solutions for enriched content distributed over the Internet. We solve the current data transmission constraints by enabling customers to connect Internet servers directly to the Internet backbone, completely bypassing the local loop. Since we are not restricted by local loop connections and have access to virtually unlimited bandwidth, we can deliver large amounts of high-bandwidth content as needed. We also provide webcasting, web-hosting and co-location services, private label ISPs and private portals for companies looking to outsource the increasingly complex infrastructure needed to effectively use the Internet.

         The key benefits to our customers are:

o Burstability -- Ability for customers to "burst" to high levels of bandwidth usage on demand without having to add and then remove additional local loop circuits, which typically takes 45 to 60 days to obtain and results in significant costs. This ability is critical for high-bandwidth applications, such as webcasting and full-motion audio/video

o Response Time -- Direct fiber-optic access to the Internet backbone allows our customers to get to other Internet providers' networks with fewer switches (hops) between carriers and routers

o Elimination of Local Loop -- Direct access to the Internet backbone eliminates the need for data to travel over local loops

o Usage-based Billing -- Our customers are billed only for the bandwidth actually consumed, rather than flat rate, fixed capacity billing

o Reliability -- Our data center and infrastructure are GTE/BBN certified as meeting its technology and service quality standards for network architecture, security architecture and facilities design

MSI'S STRATEGY

     Our objective is to become a leading provider of fast and reliable Internet connectivity solutions targeted at businesses seeking to maximize the performance of critical Internet-based applications. Our immediate goals are to:

o Invest in Infrastructure and Additional Data Centers. We have a strategic relationship with GTE which allows us to select up to 15 GTE POP sites, where we plan to build out additional data centers to provide our DOCC to area customers. Initially, our build out will focus on large metropolitan areas where GTE has an existing POP and we have the opportunity for multi-homing capabilities. Through these additional data centers, we intend to establish a national presence to better serve our customers. In addition, we intend to make significant investments to further expand our Austin, Texas data center, adding additional server racks, infrastructure, office and customer service areas.

o Create Multi-Homed Networks. MSI's connectivity strategy is centered around redundancy, load-sharing and balance between multiple networks. Each DOCC will be connected to two networks: the GTE GNI Internet backbone and a non-Tier-one Internet provider. We will leverage our relationship with GTE to take advantage of their peering capabilities and provide bi-directional exchange of Tier-one traffic. The second connection will be used to route traffic to non-Tier-one backbones that can only be accessed through Network Access Points (NAPs), Metropolitan Area Exchanges (MAEs) and other public or semi-public peering points. Our goal is to move traffic along the most efficient routes available.

o Establish Brand Recognition. We believe that brand recognition will continue to be a deciding factor for our target customers. We intend to aggressively leverage our GTE/BBN certification, our DOCC to the Internet backbone and our full range of value-added solutions through an advertising campaign using traditional media, press tours, trade shows, speaking engagements and strategic co-marketing relationships. We intend to focus on an "informed strategy" differentiating the benefits and flexibility of a direct connection to the Internet compared to the issues associated with local loop access to the Internet.

o Build Sales Force. In each city where MSI operates a data center, we intend to maintain a direct sales force. These individuals will focus on working with management of ISPs and other businesses in these cities and surrounding areas. We will extend frequent invitations to target customers to visit our data centers and leverage the visual and technical impact of our DOCC.

o Form Strategic Alliances. For many businesses, co-location and web-hosting are transparent parts of packaged solutions. Companies that sell these packaged applications benefit from a relationship with co-location and web-hosting companies. We intend to form a number of alliances which will result in additional reseller or agent relationships, including web design firms, application developers, web-hosting companies, ISPs and consulting firms.

o Make Strategic Acquisitions. We may make strategic acquisitions of other Internet service companies to increase our market presence, expand our service offerings and facilities and obtain key business relationships.

     In addition to establishing a presence as a premier provider of Internet bandwidth, co-location and web-hosting services, we intend to aggressively introduce and expand value-added service offerings and build our customer support services. We intend to expand complementary services such as:

o Private Portals -- We intend to create and maintain restricted access web sites and extranets aimed at the transformation of existing communities of interest into on-line virtual communities

o Application Service Provider -- We intend to deliver and host business software applications and support services over the Internet

o Broadband Webcasting -- We intend to expand our production and web-hosting services for live and on-demand audio/video broadcasting and related services

     We believe that we can enhance our profitability and attract and retain additional customers through these value-added service offerings.

     PRODUCTS AND SERVICES

     We currently offer the following products and services:

     o    Internet connectivity

     o    Broadband co-location

     o    Web-hosting

     o    Digital Subscriber Lines (DSL)

     o    Broadband webcasting

     o    Private label ISPs

     o    Private portals

     Internet Connectivity

     We offer high-speed direct Internet connections and data transport with virtually unlimited bandwidth, up to the available capacity of one of the largest fiber optic high-speed networks in the United States. Our DOCC provides a direct Ethernet connection to the Internet backbone through GTE's POP at speeds of 10 to 10,000 Mbps. We offer our customers a usage-based billing system where they pay only for bandwidth actually consumed, versus flat rate, fixed capacity billing. All of our Internet access customers receive 24 hour a day, seven day a week support.

     Broadband Co-location

     We offer co-location services for customers who prefer to own and have physical access to their servers but require the high performance, reliability and security of our data center. Co-location customers are typically larger enterprises employing more sophisticated Internet hardware and software and with the expertise to maintain their web sites and related equipment. Our co-location services include fault-tolerant physical facilities and reliable, high-bandwidth Internet access tailored to meet the outsourcing needs of our customers' critical Internet operations. We support most leading Internet hardware and software platforms, and this multi-vendor flexibility enables us to offer our customers a broad range of technology best suited for their needs. Customers have 24 hour a day, seven day a week physical and remote access to the data center to administer, upgrade and maintain their own equipment, or they may engage us to provide systems administration and maintenance.

     By using our web-hosting services or installing their own web server in one of our controlled facilities, a customer has the ability to deploy a high quality, highly reliable Internet presence without investing capital in data center space, multiple high-speed connections or other capital intensive infrastructure.

     Web-hosting

We offer web-hosting services using either servers shared with other customers or servers dedicated to one customer:

     o Shared Server Web-Hosting -- We offer a variety of shared server web-hosting solutions that provide customers with servers that we own and maintain within our data center and that are shared with other customers. We offer shared server web-hosting at various price levels, depending on the customer's hardware and service requirements.

     o Dedicated Web Server Hosting -- We also offer dedicated web-hosting solutions for customers that require greater server capacity than is offered by a shared web-hosting arrangement. Our dedicated web-hosting solutions provide customers with dedicated servers that we own and maintain within our data center. This service is offered at various price levels, depending on the required hardware and service.

     o Systems Monitoring -- We provide all of our web-hosting customers with 24 hour a day, seven day a week monitoring, network and systems administration and maintenance, and security monitoring. We also offer our web-hosting customers the ability to control and update their sites remotely, monitor web site performance, track the number of site visits, review account billing information and evaluate the overall effectiveness of their web sites. In addition, all host web servers will have regular back-up procedures to protect customer files.

     Digital Subscriber Lines (DSL)

     Through Master Reseller agreements with Southwestern Bell and Covad Communications, we offer our ISP customers the capability to offer DSL services to their end-users at bandwidth options between 144 Kbps and 7 Mbps. DSL services offer enhanced performance for small and medium-sized businesses currently accessing the Internet with standard modems or integrated services digital network ISDN connections. DSL is also more cost- effective for many small and medium-sized businesses than other common high-speed leased line services. DSL delivers high-speed Internet connections through existing copper telephone lines. Our DSL services have been designed to enable our ISP customers to offer their end-users high-speed Internet access, without the need to add additional hardware or systems.

     Broadband Webcasting

     Broadband Internet access enables end-users to receive audio and visual streams which approach the quality of television and radio. While these end-users are finding it easier to download these streams, content providers are finding it more difficult to send them due to bandwidth constraints. By providing access to large amounts of bandwidth, we seek to become one of the leading providers of streaming media services. Our services will be aimed at content providers, offering completely integrated, in-house services. These services include the three main components of streaming media technology: production, encoding and hosting of live or pre-recorded media technology: production, encoding and hosting of live or pre-recorded events. Customers for whom we have produced and hosted broadband webcasting include Virtualink, South by Southwest Music Festival, and Austin 360.com.

     Private Label ISPs

     We offer Internet services and connectivity branded with an organization's logo and identity. Through our DiaLinx reseller agreement with GTE, we provide customers the ability to create and deploy a private label ISP hosted or co-located at our data center. We can provide e-mail, web space and news group services, user authentication and registration, user credit card billing, Internet access kits, including bulk CD-ROM replication, and the ability for users to choose from over 600 nationwide local dial-in numbers. All of these services are branded with the private label ISP's custom "look and feel," including logos, graphics and text. Each private label ISP end-user can be allocated one e-mail mailbox, plus 5 MB of personal web page storage space, with additional mailboxes and web space available.

     Private Portals

     We create and maintain web sites and extranets aimed at the transformation of existing communities of interest into on-line virtual communities. Companies or organizations with established communities of interest use high-speed Internet access to provide enriched content to their customers or users. We host private portals on a fully redundant and secure environment for transactions or other non-public or sensitive information. We provide our private portal customers with hosting and co-location services for their servers, on-demand high-bandwidth Internet access, web site and extranet design, transaction and database architecture and remote user dial-up accessibility. In addition to our typical hosting and Internet access service fees, private portals allow us to begin generating advertising revenue from advertisers targeting a specific private portal community.

THE COMPETITIVE LANDSCAPE

     We are not aware of any company that currently duplicates our business model in full. However, our individual product offerings face competition from a variety of organizations.

     o Broadband co-location and web-hosting -- Our unmanaged co-location and advanced managed web-hosting services compete with companies such as AboveNet Communications, Inc. and Exodus Communications, Inc., as well as internal information services departments. Unlike MSI, however, their connectivity and bandwidth capabilities are limited by a reliance on either local loop or SONET ring connections to the Internet.

     o Broadband webcasting -- Our broadband webcasting service competes with organizations like Broadcast.com. Unlike MSI, they do not have a direct Tier-1 connection to the Internet, which constrains their bandwidth. In addition, their web site formats act as an aggregation point, meaning all content is accessed from the same site, which limits the content providers from branding an individual web site.

     o End-user connectivity -- Our connectivity services face competition primarily from ISPs. We will license ISPs to resell broadband access via DSL based on strategic alliances with Southwestern Bell, Covad Communications and other providers. We believe we can provide a competitive advantage in speed, bandwidth, credibility, and reliability.

RISK FACTORS

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company and its business. This Report may contain forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "effect," "estimate," "expect," "may," "will," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below in " Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Report.

RISKS RELATED TO OUR BUSINESS

WE ARE OPERATING UNDER AN UNPROVEN BUSINESS MODEL.

         Our business model is to generate revenues by providing customers with bandwidth and related services. Bandwidth will be delivered through these product offerings: broadband co-location and web-hosting, broadband webcasting, private label Internet service providers (ISPs), Digital Subscriber Lines (DSL) reseller programs, private portals and application service provider services. For us to be successful our products must achieve wide acceptance in the market. We will be partially responsible for developing the market for these products and services, and there is no assurance that we will be successful.

WE HAVE PROVIDED HIGH-SPEED INTERNET ACCESS, DATA TRANSPORT, CO-LOCATION AND NETWORKING SERVICES FOR A LIMITED TIME, SO YOU HAVE LIMITED INFORMATION ON WHICH TO EVALUATE OUR BUSINESS.

         Since March 1999, we have recruited a new senior management team and changed the focus of our business from providing hardware and systems integration services to providing a suite of high-speed Internet access, data transport and networking services, co-location services and web site hosting services. Because of our limited operating history in providing our current services, we have limited operating and financial data about our business upon which to base an evaluation of our performance and an investment in our common stock.

WE HAVE INCURRED NET LOSSES SINCE OUR INCEPTION AND ANTICIPATE CONTINUING
LOSSES.

         To date, we have had limited revenues and have not shown a profit in our operations. As of June 30, 1999, our accumulated deficit was approximately $24.1 million. Approximately $13.0 million of the deficit relates to losses from operations, while the remaining $11.1 million relates to losses incurred due to discounts recorded on issuances and conversions of common and preferred stock. Although we intend to expand our marketing of products and services, we may not be able to achieve these objectives, or, if these objectives are achieved, we may never be profitable. If profitability is achieved, we may not be able to sustain it. We cannot predict when, or if, profitability might be achieved.

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY.

         Our growth has placed and will continue to place a significant strain on our managerial, operational and financial resources. We need to:

o Improve our financial and management controls, reporting systems and procedures

o Expand, train and manage our work force for marketing, sales and support, product development, site design, and network and equipment repair and maintenance

o Manage multiple relationships with various customers, strategic partners and other third parties

NEGATIVE MOVEMENTS IN OUR QUARTERLY OPERATING RESULTS MAY DISAPPOINT ANALYSTS' EXPECTATIONS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR STOCK PRICE.

         Should our results of operations from quarter to quarter fail to meet the expectations of public market analysts and investors, our stock price could suffer. Any significant unanticipated shortfall of revenues or increase in expenses could negatively impact our expected quarterly results of operations should we be unable to make timely adjustments to compensate for them. Furthermore, a failure on our part to estimate accurately the timing or magnitude of particular anticipated revenues or expenses could also negatively impact our quarterly results of operations.

IF WE ARE UNABLE TO MANAGE COMPLICATIONS THAT ARISE DURING THE BUILD OUT OF ADDITIONAL DATA CENTERS, WE MAY NOT SUCCEED IN OUR EXPANSION PLANS.

         Any delay in the build out of new data centers would significantly harm our plans to expand our business. In addition to our existing Austin, Texas data center, we are planning initially to build out up to 15 new data centers across a wide range of geographic regions. In our effort to build out new data centers, we face various risks associated with significant expansion projects, including obtaining sites, delays in adding improvements, cost estimation errors or overruns, equipment and material delays or shortages, the inability to obtain necessary permits on a timely basis, if at all, and other factors, many of which are beyond our control and all of which could delay the build out of additional data centers. The build out of data centers, each of which takes approximately 30 to 90 days to complete, is a key element of our business strategy.

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE ADDITIONAL DATA CENTERS INTO OUR EXISTING NETWORK, WHICH COULD DISRUPT OUR SERVICE.

         New data centers, if completed, will result in substantial new operating expenses, including expenses associated with hiring, training, retaining and managing new employees, purchasing new equipment, implementing new systems, leasing additional real estate and incurring additional depreciation expense. In addition, if we do not institute adequate financial and managerial controls, reporting systems and procedures with which to operate multiple facilities in geographically dispersed locations, our operations will be significantly harmed.

OUR FAILURE TO ACHIEVE OR SUSTAIN MARKET ACCEPTANCE AT DESIRED PRICING LEVELS COULD IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY OR POSITIVE CASH FLOW.

         We are expanding our operations based upon our prediction of future prices that we will attain for our services. Our failure to achieve or sustain market acceptance at desired pricing levels could impair our ability to achieve profitability or positive cash flow, which would have a material adverse effect on our business, financial condition and results of operations. Prices for high-speed Internet access and other data transport and networking services have fallen historically; a trend we expect will continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices.

WE MAY BE SUBJECT TO REGULATION, TAXATION, ENFORCEMENT OR OTHER LIABILITIES IN UNEXPECTED JURISDICTIONS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

         We intend to provide Internet access and web site hosting services to customers located throughout the United States. As a result, we may be required to qualify to do business or be subject to tax or other laws and regulations in these jurisdictions even if we do not have a physical presence or employees or property in these jurisdictions. The application of these multiple sets of laws and regulations is uncertain, but we could find we are subject to regulation, taxation, enforcement or other liability in unexpected ways, which could materially adversely affect our business, financial condition and results of operations.

WE HAVE HAD RECENT CHANGES IN MANAGEMENT.

         David Hill, our previous Chief Financial Officer, resigned from MSI to pursue other interests in February 1999. Jose Chavez, our former President and Chief Executive Officer, Mitchell Kettrick, our former Vice President of Technology and Secretary, and Jaime Munoz, our former Vice President of Operations, were terminated on April 20, 1999. Jon J. King did not stand for re-election to the Board of Directors in August, 1999.

         In June 1999, we hired Robert Gibbs, our President and Chief Executive Officer, and Douglas W. Banister, our Chief Financial Officer and Vice President of Finance. In July 1999, Roger M. Lane, our previous Chief Operating Officer was terminated, and we hired Patricia Hrabina, our Vice President of Human Resources. In August 1999, we hired Cliff Luckey, our Chief Technology Officer and Vice President of Technology and Solutions, Robert Frank, our Chief Operating Officer and Executive Vice President, and Robert Hersch, our Vice President of Corporate Finance. This new management team has not had the opportunity to work together in the past and there is no assurance they will be able to successfully lead the company into profitability.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS WILL SUFFER.

         We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future. Our future success depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. In particular, we face intense competition for qualified personnel, particularly in software development, network engineering and product management.

WE ARE DEPENDENT ON MANAGEMENT.

         We are dependent upon the services of Robert Gibbs, our President and Chief Executive Officer, Cliff Luckey, our Chief Technology Officer and Vice President of Technology and Solutions and Glenn Birk, our Vice President of

Sales. The loss of their services would have a material and adverse impact on our success, and there is no assurance that their services will continue to be available.

IF WE DO NOT DEVELOP A SUFFICIENT SALES AND MARKETING FORCE, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

         Currently we have a small sales and marketing group and we have not fully established distribution channels for our services and products. We may not be able to develop a sufficient sales and marketing group. Our inability to develop a sufficient sales and marketing group would have a negative effect on our business, results of operations and financial condition.

OUR SUCCESS IS DEPENDENT UPON BUILDING A GOOD REPUTATION AND DEVELOPING BRAND AWARENESS.

         We believe that a strong reputation and brand awareness of our Direct Optical Co-location Connection is critical to gaining and maintaining market share. We expect the importance of brand awareness to increase as the number of competitors increases. The uniqueness of our brand could be damaged by poor service, or we could fail to create brand awareness.

WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Third parties, including our competitors, may assert infringement claims against us, and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we need to conduct our business. Some of our management personnel were previously employees of other telecommunications companies. In many cases, these individuals are conducting activities for us in areas similar to those in which they were involved prior to joining us. As a result, our employees or we could be subject to allegations of violation of trade secrets and other similar claims. If such claims materialize, it could materially adversely affect our business, financial condition and results of operations.

WE MAY BE HELD LIABLE FOR ON-LINE CONTENT PROVIDED BY THIRD PARTIES.

         Materials may be downloaded and distributed to others by the on-line or Internet services offered by us or the ISPs with which we have a relationship. If this happens, claims may be made against us for defamation, negligence, copyright or trademark infringement, or some other reason. Defending against these claims or the imposition of liability may have a negative effect on our business, results of operations and financial condition.

OUR OPERATIONS DEPEND ON OUR ABILITY TO MAINTAIN FAVORABLE RELATIONSHIPS WITH THIRD PARTY SUPPLIERS.

         Our ability to provide our customers with the bandwidth they require is dependent upon a strategic alliance with GTE. GTE built an Internet point-of-presence (GTE POP) in the center of our facility in Austin, Texas. However, if for any reason the GTE POP were to become unavailable to us, we would be unable to provide the current level of services to our customers.

         We do not have a contractual relationship with GTE with respect to additional data centers. Our ability to develop additional data centers depends on maintaining and expanding our relationship with GTE or developing relationships with other Internet backbone providers. There can be no assurance that we will be able to maintain our existing GTE relationship.

         Through our strategic alliances with Southwestern Bell and Covad Communications, we are able to resell DSL services to ISPs who are co-located in our facility. We have contractual agreements with Southwestern Bell and with Covad Communications. However, if for any reason these relationships were terminated, we would be unable to provide these services to our customers.

         We have an agreement with ClickHear Productions, Inc. whereby ClickHear is our exclusive webcasting agent. In addition to producing all of our webcasts, ClickHear will provide assistance with marketing and sales of our webcasting services. ClickHear will receive a 10% commission on all of our webcasting and streaming media sales. If we are unable to maintain relationships with these vendors and suppliers, we would be unable to provide the current level of services to our customers, which could have a material and adverse effect on our operating results and financial condition.

SYSTEM SECURITY RISKS OR SYSTEM FAILURES COULD DISRUPT OUR SERVICES AND CAUSE US TO LOSE CUSTOMERS.

         Substantially all of our communications and computer hardware is located at our facility in Austin, Texas. Our system is vulnerable to damage from fire, flood, earthquakes, power loss, telecommunications failures, break-ins and similar events. Moreover, we do not presently have a disaster recovery plan, carry any business interruption insurance or have any secondary "off-site" systems. Although we have implemented security measures that meet GTE/BBN standards, our network and computer systems could still be vulnerable to computer viruses, intrusions, or other breaches of security that might result in service interruptions. Additionally, our network and computer systems could be damaged by human error, power loss and other facility failures, fire, earthquake, floods, telecommunications failure, sabotage, vandalism and similar events. Any damage to, or failure of, our network or computer systems or the networks of our service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our operations and financial results.

         If unauthorized third parties gained access to confidential information residing in our network, it could result in losses to our customers or us. The potential for security problems could deter prospective customers from using our services. It is possible that customers or third parties could assert claims of liability against us for any losses related to system failures or breaches of security. Concerns over security or the risk of system failures could slow the growth of commercial use of the Internet and cause our revenues to be lower than expected. This would have a material and adverse effect on our operational and financial results.

         We expect that due to market positioning as a highly reliable provider, our customers will be particularly sensitive to service failures. A natural disaster, failure of one of our systems or any other unanticipated problem could cause an interruption in our service. If service failures occur, they could have a material and adverse effect on our operating results and financial condition.

PROBLEMS RELATING TO THE "YEAR 2000 ISSUE" COULD NEGATIVELY IMPACT OUR BUSINESS.

         Many computer systems and software products accept only two digit entries in their date field codes and, therefore, may not be able to distinguish whether "00" means 1900 or 2000. Because we offer Internet- related services and because of the critical nature of many or our customers' hosted applications, our risks of lawsuits and business operation failures related to year 2000 issues is likely to be greater than those of companies in other industries. Although we have taken steps towards year 2000 readiness for our internal systems and applications, we may be unable to determine whether components incorporated from third party providers will cause year 2000 problems or will interact in a way that causes malfunctions. We have also been unable to confirm that all of our external service providers, including GTE, Southwestern Bell and Covad Communications, will not be negatively impacted by year 2000 issues. In addition, we host customer provided hardware and software in our facilities, which our customers may fail to upgrade or ensure year 2000 compliance and may cause failures within our systems. To the extent that our suppliers or customers experience year 2000 problems, our infrastructure and services could be adversely affected. Our customers' purchasing patterns could also be affected by year 2000 issues, resulting in reduced funds available for our services.

WE HAVE A LIMITED MARKET FOR OUR COMMON STOCK, AND OUR STOCK PRICE IS VOLATILE.

         Our common stock is quoted on the NASD Over-The-Counter Bulletin Board under the symbol "MSIA." Trading on the NASD Over-The-Counter Bulletin is sporadic and highly volatile. The market price of our common stock has fluctuated in the past and may continue to be volatile in the future. The market prices of Internet-related stocks tend to be more volatile than the market as a whole. There can be no assurance that an active trading market will develop or be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, as well as affect your ability to sell your shares.

ADDITIONAL SHARES MAY BE AVAILABLE FOR FUTURE SALE.

     Sales in the public market of substantial amounts of Common Stock (including sales related to the exercise of certain registration rights relating to the Common Stock) or perception that such sales could occur might depress the market price of the stock. As of March 31, 1999, we had 14,618,352 shares of Common Stock issued and outstanding. We also had a commitment to issue an additional 1,500,000 shares of Common Stock. If all the committed shares were issued, the outstanding preferred shares were converted into Common Stock as of March 31, 1999, and all options and warrants outstanding at March 31, 1999 were exercised, we would have had 27,668,876 shares of Common Stock issued and outstanding. Of these shares, 10,632,076 (38.4%) would have been eligible for future sale. The remaining 17,036,800 shares would have been subject to the Rule 144 restrictions on sales of securities by affiliates of the issuer.

         As of September 28, 1999, we had 23,135,083 shares of Common Stock issued and outstanding. If all remaining preferred shares were converted into Common Stock, and all outstanding options and warrants were exercised as of that date, we would have had 29,286,787 shares issued and outstanding, of which 10,293,037 (35.1%) would have been eligible for future sale.

WE HAVE NO HISTORY OF PAYING DIVIDENDS ON OUR COMMON STOCK.

         We have never paid and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We plan to retain any future earnings to finance growth.

RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS IS DEPENDENT ON THE CONTINUED GROWTH IN USE AND IMPROVEMENT OF THE INTERNET, AND IF THIS GROWTH DOES NOT OCCUR, OUR BUSINESS WILL SUFFER.

         Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use, especially in the business market that we target. Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity services for a number of reasons, including inconsistent or unreliable quality of service, lack of availability of cost-effective, high-speed options, a limited number of local access points for corporate users, inability to integrate business applications on the Internet, the need to deal with multiple and frequently incompatible vendors and a lack of tools to simplify Internet access and use. Capacity constraints caused by growth in the use of the Internet may, if left unresolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. Further, the adoption of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires an understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. The failure of the market for business-related Internet solutions to further develop could cause our revenues to grow more slowly than anticipated and reduce the demand for our services.

THE DATA TRANSPORT AND NETWORKING INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES, AND NEW TECHNOLOGIES MAY BE SUPERIOR TO THE TECHNOLOGY WE USE.

         The data transport and networking industry is subject to rapid and significant technological change, including continuing developments in DSL technology, which does not have widely accepted standards, and alternative technologies for providing high-speed data transport and networking. If we fail to adapt successfully to technological changes or obsolescence, fail to adopt technology that becomes an industry standard or fail to obtain access to important technologies, our business, financial condition and results of operations could be materially adversely affected. As a consequence of this technological change and the range of technologies available:

o Our potential customers have a number of choices for meeting their data transport and networking needs, including wireless data systems, optical connections, cable modems and integrated services digital network technologies

o Our success will depend on our ability to anticipate or adapt to new technology on a timely basis

o New products and technologies may emerge that may be superior to, or may not be compatible with, our products and technologies

THE MARKET FOR INTERNET ACCESS, DATA TRANSPORT AND NETWORKING SERVICES IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for Internet access, data transport and networking services is rapidly evolving, intensely competitive and has relatively low barriers to entry. We may not be able to compete effectively. Many of our current competitors, as well as a number of our potential new competitors, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources. Some of our competitors or potential competitors may have the financial resources to withstand substantial price competition. Moreover, our competitors may be able to negotiate contracts with suppliers of telecommunications products and services, which are more favorable than contracts negotiated by us.

         Many of our competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Our competitors use technologies for local access connections that include fiber optic connections, DSL, wireless data systems, cable modems and integrated services digital network technologies. Some of these technologies may provide performance advantages in some respects over DSL and other technologies using existing copper telephone wires.

THE MARKET FOR WEB SITE HOSTING IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for web site hosting and related services is rapidly evolving, intensely competitive and has relatively low barriers to entry. Many of our existing competitors (and many potential competitors) have greater name recognition, longer operating histories, larger market share and substantially greater financial resources than we do. They may be able to respond faster to changing technologies and market conditions. We compete in the web site hosting market against a variety of companies, including AboveNet Communications Inc., Concentric Network Corporation, Digex Incorporated, Exodus Communications, Inc., GTE Internetworking, Level 3 Communications, Inc. and NaviSite, Inc.

OUR SERVICES ARE SUBJECT TO UNCERTAIN GOVERNMENT REGULATION, AND CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS.

         Currently, our Internet services are not directly regulated by the FCC or by any other federal or state telecommunications regulatory agency. We also offer DSL services to our customers as part of our Internet connectivity services. While the law in Texas would appear to exempt DSL and other high-speed data technology services from regulation in Texas, the Public Utility Commission of Texas has required at least one data-only provider to obtain a service provider certificate of authority to resell DSL services to end-users. Thus, there is a possibility that we could be required to obtain a similar certificate to provide such services in Texas. Furthermore, it is possible that other states where we might offer DSL services to our customers have adopted, or will adopt, similar requirements. In those states, we also might have to obtain authority to provide DSL services.

         Moreover, to meet market competition in the future, we may expand our offerings to include products and services that may be directly or indirectly regulated by the FCC or other federal or state agencies. In addition, many of the facilities and services we need in order to provide Internet connectivity are subject to regulation at the federal, state and local levels. For example, the FCC and state telecommunications regulators help determine the terms under which other carriers provide co-location space to us. They also oversee the terms under which we gain access to an incumbent local carrier's facilities that we need in order to provide certain services.

         Changes in the regulatory environment relating to the Internet market, including new laws or regulations, amendments to existing laws or regulations, or new interpretations of existing laws or regulations, could have an adverse impact on our business. These changes could directly or indirectly affect our costs, service requirements and the scope of competition for high-speed Internet connectivity. We expect incumbent local carriers, like Bell Atlantic and Southwestern Bell, to pursue litigation in courts, institute and participate in administrative proceedings before the FCC and state telecommunications regulators, and lobby the U.S. Congress and state legislatures in an effort to affect the applicable laws and regulations in a manner that would be more favorable to them and may be against our interests. We may choose to expend significant resources to participate in regulatory proceedings and litigation at the federal, state and local level without achieving favorable results.

WE DEPEND ON THE CONTINUED DEVELOPMENT AND RELIABILITY OF THE INTERNET INFRASTRUCTURE.

         We depend on the reliability, speed, data capacity, ease of use, accessibility and security of the Internet as well as its' continued development and acceptance for commercial use. The success of our services and products depends, in large part, upon the further development of an infrastructure for providing Internet access and services. The Internet has experienced and is expected to continue experiencing significant growth in the number of users. The Internet infrastructure may not be able to support the demands placed on it by this continued growth in use. The Internet could also lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity, or due to increased governmental regulation. The infrastructure or complementary services necessary to make the Internet a viable commercial marketplace may not develop, or the Internet may not become a viable commercial marketplace for services and products such as the services that we currently support. If this happens, our business, results of operations and financial condition will be negatively affected.

BECAUSE DSL SERVICES ARE NEW AND EVOLVING, WE CANNOT PREDICT WHETHER THEY WILL BE ACCEPTED BY BUSINESSES AT PROFITABLE PRICES.

         To be successful, we must develop and market services that are widely accepted by businesses at profitable prices. We hope that our DSL services will provide a significant source of revenues to us. If the market for our DSL services fails to develop, grows more slowly than anticipated or becomes saturated with competitors, these events could materially adversely affect our business, financial condition and results of operations. The market for high-speed Internet access, data transport and networking services using copper telephone lines is in the early stages of development. We cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. The security, reliability, ease, cost of access and quality of service relating to the use of DSL technology for Internet and local area network access are unresolved and may impact the growth of these services.

OUR DSL SERVICES MAY INTERFERE WITH OR BE AFFECTED BY OTHER TRANSPORT TECHNOLOGIES.

         All transport technologies using copper telephone lines have the potential to interfere with, or to be interfered with by, other traffic on adjacent copper telephone lines. Such interference could degrade the performance of our services or make us unable to provide service on selected lines. Interference, or claims of interference, if widespread, would adversely affect our speed of deployment, reputation, brand image, service quality and customer retention and satisfaction. In addition, incumbent carriers may claim that the potential for interference by DSL technology permits them to restrict or delay our deployment of DSL services. The telecommunications industry and regulatory agencies are still developing procedures to resolve interference issues between competitive carriers and incumbent carriers, and these procedures may not be effective. We may be unable to successfully negotiate interference resolution procedures with incumbent carriers.

INTERNET SECURITY CONCERNS COULD HINDER E-BUSINESS AND THE DEMAND FOR OUR PRODUCTS AND SERVICES.

         A significant barrier to e-Business and communications over the Internet has been the need for the secure transmission of confidential information. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by breaches. Internet usage and the demand for our services could decline if any well-publicized compromise of security occurs. Although we are not aware of any attempts by programmers or "hackers" to penetrate our network security, these actions could occur in the future. A party who is able to penetrate our network security could misuse our users' personal information or credit card information and users might sue us or bring claims against us. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability. Our business, results of operations and financial condition could be negatively affected if contractual provisions attempting to limit our liability in these areas are not successful or enforceable or if our agreements with other parties do not contain these contractual provisions.

IF WE DO NOT CONTINUALLY UPGRADE TECHNOLOGY, WE MAY NOT BE ABLE TO COMPETE IN OUR INDUSTRY.

         We will need to continually expand and upgrade our infrastructure and systems and ensure high levels of service, speedy operation and reliability. In addition, we will have to improve our methods for measuring the performance and commercial success of our different products to better respond to customers' demands for information on product effectiveness and to better determine which products and services can be developed most profitably. Our current and planned personnel, financial and operating procedures and controls may not be adequate to support our future operations. If we are unable to manage our growth effectively, our business will be negatively affected.

PRINCIPAL SUPPLIERS

         The Company purchases its products for resale and use in its service products from a select group of suppliers. While we rely on relatively few suppliers, the products are available from numerous sources throughout the country.

GOVERNMENT REGULATIONS

         MSI previously relied on its status as a Historically Underutilized Business (HUB) to develop its reputation and business. The Company has decided not to seek re-certification of MSI's HUB status. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Our Decision Not to Seek Re-certification for our Operating Subsidiary as a HUB."

EMPLOYEES

     At September 28, 1999, MSI had a total of 60 employees, of which 59 were full-time employees. None of MSI's employees are subject to a collective bargaining agreement, and the Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     Our three facilities in Austin, Texas consist of approximately 40,000 square feet, 20,000 square feet and 12,000 square feet, respectively, of leased office and warehouse space with the leases expiring on July 31, 2008, August 31, 2005, and October 31, 2004, respectively. The first two leases contain an option for renewal for an additional ten years, while the last lease contains an option for renewal for an additional five years. The largest of the facilities is designed for co-location, production, system integration services and depot repair. The 20,000 square foot facility is currently a warehouse which we are trying to sublease. The 12,000 square foot facility is being designed for new corporate offices.

     MSI has obtained a trademark of the Direct Optical Co-location Connection. This mark is used to describe the advantage that MSI is able to provide to its customers through the GTE POP.

ITEM 3. LEGAL PROCEEDINGS

     We have agreed to settle lawsuits related to our relationship with a former consultant, Kenneth O'Neal (O'Neal) and a firm which he controls, Argus Management, Inc. (Argus). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. We vigorously defended this lawsuit and filed a related suit against O'Neal and Argus in Travis County, Texas on February 6, 1998, alleging fraud, usury in connection with the promissory notes, and seeking an order from the Court demanding that Argus transfer 293,185 shares of our common stock, held by Argus, to various stockholders who have previously purchased such shares (the Argus Related Shares). The agreed upon settlement provides that Argus return 200,250 shares of our common stock to us, that we tender $250,000 to Argus and that we issue the balance of 92,935 shares of common stock as restricted shares. The parties have agreed to cancel the two promissory notes from us to Argus and release all other claims among the parties.

     In July 1999, we were sued by our former president and chief technology officer seeking more than $50,000, excluding costs and attorneys' fees. A settlement was reached during mediation on September 20, 1999. Formal settlement documents are being prepared for execution by the parties to the lawsuit. The terms of the settlement are confidential, but we believe that the performance of our obligations under the settlement agreement will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of MSHI during the quarter ended March 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "MSIA." The table below shows the high and low bid prices of the Common Stock for the periods indicated.

FISCAL YEAR ENDED MARCH 31, 1998                   High            Low
                                                ----------     ----------
               First Quarter                    $     2.00     $     1.00
               Second Quarter                         2.25           0.50
               Third Quarter                          3.50           0.50
               Fourth Quarter                         2.63           0.75

FISCAL YEAR ENDED MARCH 31, 1999

               First Quarter                          9.03           2.38
               Second Quarter                        12.88           4.06
               Third Quarter                          7.75           6.06
               Fourth Quarter                        10.50           3.25


HOLDERS

As of September 28, 1999, there were 5,303 stockholders of record of the Common Stock.

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


RECENT SALES OF UNREGISTERED SECURITIES

     Presented below is certain information concerning all sales of securities by the Company that were not registered under the Securities Act of 1933, as amended (the "Securities Act") and that have not been previously reported in our Annual Reports on Form 10-KSB and 10KSB/A and our Quarterly Reports on Form 10-QSB and 10-QSB/A.

     During the quarter ended March 31, 1999, the Company received gross proceeds of $2,105,040 for 70,168 additional shares of Series E Preferred Stock at a purchase price of $30.00 per share. The Company paid cash of $220,995 and issued 4,190 shares of Series E Preferred Stock as payment of commission fees of the private placement. Also, options to purchase 36,084 shares of Common Stock at $4.50 per share were issued as part of the agreement. The stock options have a fair market value of $136,784. At March 31, 1999, an additional $600,000 of gross proceeds (representing 20,000 shares of Series E Preferred) was subscribed from stockholders and was recorded as Preferred Stock Subscribed in the financial statements. Expenses for placement agent fees of $73,200 had not been paid as of March 31, 1999.

     During the quarter ended March 31, 1999, 94,340 and 65,000 shares of Series C Preferred and Series D Preferred, respectively, were converted for an aggregate of 1,593,400 shares of the Company's Common Stock.

     During the quarter ended March 31, 1999, 32,242 shares of common stock were issued as preferred stock dividends and were recorded as a reduction of retained earnings in the amount of $100,342.

     During the quarter ended March 31, 1999, 15,000 shares of common stock valued at $69,000 were issued as compensation in connection with a consulting agreement.

     During the quarter ended March 31, 1999, 200,250 shares of common stock were re-purchased by the Company in connection with the settlement of a lawsuit as discussed in Part 1, Item 3 of this 10-KSB/A.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this document. In addition to the historical information, this Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this document.

OVERVIEW

         We provide high-speed Internet connectivity solutions - direct access to the Internet backbone and virtually unlimited bandwidth on demand with pricing based on usage - and co-location/web-hosting services to businesses with critical Internet applications and Internet service providers (ISPs). We currently deliver our services from our Austin, Texas data center that is directly connected to the Internet backbone. We intend to expand our operations to multiple data centers. We have been providing these services since June 1999.

         MSI was formed in 1969 as Mountain States Resources Corporation, a Utah corporation that engaged in the exploration and production of mineral resources. However, in 1993, MSI ceased operations and became a development stage company. In June 1997, MSI acquired all of the outstanding securities of Micro-Media Solutions, Inc., a Texas corporation formed in 1993, in exchange for 9,310,000 shares of MSI's common stock. Micro-Media Solutions was founded to provide computer hardware, software programming, system installation and support, maintenance and media duplication to the public and private sectors. Since the acquisition of Micro-Media Solutions, MSI's revenue has been derived from the sale of hardware and software and the performance of technical services, including the installation and maintenance of computer networks.

         We made our decision to change our business focus to capitalize on the opportunities existing in the Internet access market. In July 1998, we entered into a renewable ten year sublease with GTE under which we agreed to lease a portion of our Austin, Texas facilities to GTE for installation of GTE's POP equipment. On May 29, 1998, we entered into a three year subscription to GTE's Internet Advantage version 5.1 Connection Service (upgraded to GTE's Internet Advantage version 6.0 on September 29, 1998) granting us access to GTE's POP. We have also subscribed to GTE's DiaLinx Services, allowing for the resale of Internet access by us to end-users.

         To capitalize on the opportunities existing in the Internet access market and our physical proximity to the GTE point-of-presence (GTE POP), we have focused our resources on providing bandwidth and Internet-related services. Additionally, since March 1999, we have changed our management team and board of directors to include individuals with Internet services expertise. During the fiscal year ended March 31, 1999, our revenues were derived entirely from the sale of computer hardware and peripherals, and network system integration, service and support. These products and services are not expected to constitute more than 20% of our revenues for the fiscal year ending March 31, 2000.

         Throughout the last half of fiscal year 1999, in conjunction with GTE/BBN Professional Services consultants, we designed and implemented our Direct Optical Co-location Connection (DOCC). Our DOCC accelerates end-to-end Internet connectivity, increasing the user's proximity to the Internet's content through direct connection via the GTE POP. The DOCC allows direct access to virtually unlimited bandwidth on demand and eliminates the need for costly local loop circuits. Our DOCC was operational on a commercial basis in July 1999 and was officially unveiled on August 25, 1999.

         Since our DOCC has become operational, we derive our revenues primarily from direct Internet access, web-hosting, co-location, and DSL services, as well as other value-added services. The largest component of our revenues is derived from providing our customers with direct high-speed Internet access. Our Internet access, co-location and web-hosting customers typically sign one to two-year contracts that provide for a minimum bandwidth usage. We also derive revenues from web site hosting and co-location services based upon a customer's bandwidth requirements. We provide DSL connectivity to ISPs who wish to offer this service to their subscribers. We receive a portion of the monthly DSL fee charged to the subscriber by the ISP. Other value-added services are charged on a fixed price or time-and-materials basis.

         Based on our relationship with GTE, we are in the process of selecting up to fifteen GTE POP locations serving metropolitan areas for data centers with DOCCs. In addition, we are expanding our Austin, Texas data center and moving our corporate headquarters from the data center to another facility.

         The building of data centers requires substantial financial resources. Expenditures related to a data center commence well before the data center is opened and it may take an extended period of time for us to approach break-even capacity utilization at each site. As a result, we expect that individual data centers will experience losses for an excess of one year from the time they are opened. We expect to make investments in expanding our business rapidly into new geographic regions, which, while potentially increasing our revenues in the long-term, will lead to significant losses for the foreseeable future.

         We intend to invest in new data centers and other sites, product development, sales and marketing programs, and therefore believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

     Year Ended March 31, 1999, Compared with the Year Ended March 31, 1998:

                                Comparison Table


                                     HARDWARE                             SERVICE,
                                     SOFTWARE                             SUPPORT
                                       AND              NETWORKS             AND
                                   PERIPHERALS          LAN/WAN          INTEGRATION           TOTAL
                                   ------------       ------------       ------------       ------------
YEAR ENDED MARCH 31, 1999

Revenues                           $  1,479,984       $  1,597,279       $    473,459       $  3,550,722

Cost of goods sold                    1,522,365          1,883,417            849,679          4,255,461

Gross profit (loss)($)                  (42,381)          (286,138)          (376,220)          (704,739)

Gross profit (loss)(%)                     (2.9)%            (17.9)%            (79.5)%            (19.8)%

YEAR ENDED MARCH 31, 1998

Revenues                           $  1,350,869       $    685,711       $    704,241       $  2,740,821

Cost of goods sold                    1,406,612          1,185,572          1,027,617          3,619,801

Gross profit (loss)($)                  (55,743)          (499,861)          (323,376)          (878,980)

Gross profit (loss)(%)                     (4.1)%            (72.9)%            (45.9)%            (32.1)%

INCREASE/(DECREASE)

Revenues                           $    129,115       $    911,568       $   (230,782)      $    809,901

Cost of goods sold                      115,753            697,845           (177,938)           635,660

Gross profit (loss) ($)                  13,362            213,723            (52,844)           174,241

Gross profit (loss) (%)                     1.2%              55.0%             (33.6)%             12.3%


         Total revenues for the year ended March 31, 1999, increased $809,901, or 29.5%, over the total revenues for the prior year. This increase is a combination of increases in hardware, software and peripherals revenues and increases in network LAN/WAN revenues and a decrease in service, support and integration revenues. The nominal increase of $129,115 in hardware, software and peripherals revenues reflects normal fluctuations in sales. The increase of $911,568 in network LAN/WAN revenues relates to significant school district network installation projects that were in place during each period. During the year ended March 31, 1998, we were performing a cabling and LAN/WAN installation for the Hereford Independent School District, which started in April 1997. During the year ended March 31, 1999, we began the installation of a network system under a contract with San Felipe Del Rio Consolidated Independent School District. This contract was executed in July 1998 with installation beginning in August 1998. The $230,782 decrease in service, support and integration revenues relates to a reduction in the scope of work on two contracts. Revenues on contracts for the installation and maintenance of interactive terminals decreased approximately $271,000 from the prior year.

         Total cost of goods sold for the year ended March 31, 1999, increased $635,660, or 17.6%, over the cost of goods sold for the prior year. The total cost of goods sold consists of an increase of $115,753 and $697,845 in the cost of goods sold associated with hardware, software and peripherals and LAN/WAN, respectively, and a decrease of $177,938 in cost of goods sold associated with service, support and integration.

         The total gross loss for the year ended March 31, 1999, improved to a gross loss of 19.8%, compared to the total gross loss of 32.1% for the year ended March 31, 1998. The gross loss for hardware, software and peripherals for the year ended March 31, 1999, was 2.9%, compared to a loss of 4.1% for the year ended March 31, 1998. Overall profits are low because of market pressures to lower prices on hardware, software and peripherals from our competitors and customers, including the result of the competitive bidding process required for sales to public entities. The gross loss for network LAN/WAN was 17.9% for the year ended March 31, 1999, compared to a gross loss of 72.9% for the year ended March 31, 1998. The improvement of 55.0% is due to extraordinary events experienced in cost of goods sold for 1998, including a cost overrun of approximately $500,000 on a large cabling project for a Texas school district. The project was a fixed fee contract, and we absorbed the cost overrun. Problems experienced with the substantial cost overrun situation have been addressed with better controls, new project management and improved accounting procedures. Management does not anticipate significant cost overruns in the future. During the quarter ended September 30, 1998, we received a contract of approximately $700,000 with San Felipe Del Rio Consolidated Independent School District (Del
Rio) for network LAN/WAN installation. The profit on this contract was depressed due to the competitive bidding process. Subsequent to September 30, 1998, we received numerous purchase orders from Del Rio to perform services beyond the scope of the original contract that allowed the opportunity for increased overall profits. Total sales attributable to Del Rio for the year ended March 31, 1999 exceeded $1.2 million. The gross loss for service, support and integration was 79.5% for the year ended March 31, 1999, compared to a loss of 45.9% for the year ended March 31, 1998. The gross loss increased for fiscal year 1999 due to the significant reduction in revenues without a corresponding reduction in fixed costs.

         Selling, general and administrative expenses, excluding interest expense, for the year ended March 31, 1999, were $6,213,233, or 175.0% of revenues. The selling, general and administrative expenses, excluding interest expense, for the year ended March 31, 1999, represents an increase of $3,473,841, over the year ended March 31, 1998. $1,155,295 of the increase is attributable to the increase in staff and stock compensation expense for options granted to certain employees of the Company. Staff additions include technical, sales, accounting and project management. These increases were needed as we prepared to offer broadband Internet services at our Austin, Texas data center. The increase in professional fees of $2,063,522 is largely attributable to fees for technical consulting related to the design and implementation of the broadband Internet services described above and fees incurred while obtaining GTE/BBN certification. Occupancy expense increased approximately $101,889 due to facility expansion.

         Interest expense for the year ended March 31, 1999, was $539,230, which is 15.2% of revenues. Interest expense increased as a result of a discount charged to interest relating to senior convertible debt issued for cash. Interest expense for the year ended March 31, 1998, was $294,198, which is 10.7% of revenues.

OUR DECISION NOT TO SEEK RECERTIFICATION FOR OUR OPERATING SUBSIDIARY AS A HUB

         Until the end of 1996, our operating subsidiary emphasized the sale of electronics equipment with a concentration in contracts that relied on our operating subsidiary's status as a "Historically Underutilized Business" (HUB). However, in 1997, we decided to change our direction to concentrate on communications technology services. As a HUB, we received favorable treatment by certain governmental entities in their granting of contracts. We generated revenues of approximately $483,000, $414,000 and $919,000 during fiscal years 1999, 1998 and 1997, respectively, from HUB related contracts, or 13.6%, 15.1% and 19.7% of our gross revenues, respectively. We have decided not to seek re-certification of our operating subsidiary's HUB status.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a critical need for additional working capital to meet obligations under lease agreements with GTE relating to the GTE POP located in our primary facility in Austin, Texas. Management believes that its relationship with GTE has the potential to substantially increase revenue if sufficient working capital is obtained.

         As of March 31, 1999, MSI had working capital deficit of $1,749,936. This was a decrease of $1,557,856 from the working capital deficit of $192,080 on March 31, 1998. Accounts payable and accrued expenses increased as a result of consulting agreements and professional fees associated with a stock offering. In addition, accounts receivable increased $424,379 for the year ended March 31, 1999.

         We used $4,902,172 and $2,904,365 in our operating activities for the years ended March 31, 1999, and 1998. This was mainly the result of losses of $7,457,202 and $3,912,570 for the years ended March 31, 1999, and 1998. We provided $505,156 and used $1,168,853 in investing activities for the years ended March 31, 1999, and 1998. These expenditures primarily related to the data center build out. Our financing activities for the years ended March 31, 1999, and 1998, provided $4,379,701 and $4,080,892, respectively, from the private placement of our securities.

         Subsequent to March 31, 1999, we paid our loans with Compass Bank, N.A. in full and eliminated the borrowing under our fully secured line of credit. Net stockholders' deficit as of March 31, 1999 and 1998, was $521,313 and $53,951, respectively. During the year ended March 31, 1999, and the year ended March 31, 1998, we completed three phases of the Series D Preferred Stock private placement and the Series E Preferred Stock private placement. Receipt of these funds enabled us to purchase property, plant, and equipment, retire debt, decrease past due accounts payable and pay for operating expenses.

         In November 1997 and February 1998, we received $2,226,000 and $371,000, respectively from the private placement of our Series B Preferred Stock at a purchase price of $5.30 per share. In January 1998, we received $1,050,004 from the private placement of our Series C Preferred Stock at a purchase price of $10.60 per shares. By July 1998, we received $2,823,204 from the private placement of our Series D Preferred Stock at a purchase price of $10.60 per share. 266,340 shares of our Series D Preferred Stock were sold to accredited investors, and 13,317 shares of our Series D Preferred Stock were paid to Equity Services, Ltd. as a commission for the completion of the Series D Preferred Stock private placement. In March 1999, we received $4,190,040 from the private placement of our Series E Preferred Stock at a purchase price of $30 per share. 139,668 shares of our Series E Preferred Stock were sold to accredited investors, and 6,584 shares of our Series E Preferred Stock were paid to Equity Services Ltd. as a commission for the placement of our Series E preferred stock. In connection with the Series E Preferred Stock private placement, we also received $3.4 million from the private placement of our common stock subsequent to March 31, 1999. The proceeds from these private placements were used to retire debt, to decrease accounts payable and to capitalize on opportunities in broadband Internet services market.

         As of September 28, 1999, we received $1,250,000 in bridge loans from three accredited individuals. These promissory notes bear interest of 8 1/4% per annum and mature in March 2000 or upon the consummation of a secondary public offering, whichever is sooner. In connection with these loans, we also include issued warrants to purchase an aggregate of 125,000 shares of our Common Stock with an exercise price of $0.10 per share. The shares of common stock into which these warrants are exercisable are "restricted" securities and are subject to the provisions of Rule 144 promulgated under the Securities Act.

YEAR 2000 ISSUES

         Many computer programs have been written using two digits rather than four digits to define the applicable year. This poses a problem at the end of the century because these computer programs would not properly recognize a year that begins with "20" instead of "19." This, in turn, could result in major systems failures or miscalculations, and is generally referred to as the year 2000 issue. We are in the process of completing a year 2000 plan to identify and address year 2000 issues.

         We recently completed a study of our computer systems to identify year 2000 issues with our network infrastructure and internal software. In addition, GTE/BBN Professional Services consultants have informed us of year 2000 issues that we must address to maintain our GTE/BBN certification. GTE's consultants will continue to provide assistance to ensure our year 2000 readiness. We believe we have identified our network and internal systems that require modification, upgrade or replacement. Such modifications, upgrades or replacements have been completed. In-house personnel were primarily responsible for completing these tasks and the costs were not significant. While we expect that our network infrastructure and internal software will not experience any year 2000 related failures, we cannot assure you that we will not experience such failures or that we will not discover additional year 2000 compliance issues in the future.

         We also rely on software and hardware supplied by numerous vendors. We have obtained assurances from many of our vendors of their products' year 2000 compliance. However, because in most cases we do not independently verify the year 2000 compliance of vendors' products, we cannot assure you that the vendors' assurances are accurate. Because our operations are substantially reliant on our connections to the Internet backbone through GTE's POP and Southwestern Bell's and Covad's communications infrastructure, any disruption of their services would likely have an impact on our operations. In addition, we may face year 2000 related risks from our customers' hardware or software that we host in our facilities. Although we assist our customers and vendors to remedy their year 2000 issues, we cannot assure you that our customers will achieve year 2000 compliance. The failure of our customers or vendors to ensure that their hardware and software is year 2000 compliant could disrupt our operations.

         While there can be no assurance that we will not be adversely affected by year 2000 related problems, we believe that our internal systems will be year 2000 compliant. To date we have expended immaterial resources to address the year 2000 issue and we expect future expenditures to be immaterial to our operations and financial position. However, the failure of our vendors' or customers' systems, or systemic failures such as power outages, may adversely affect our operations and financial position.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 4, 1999, the Company's auditors, Brown Graham & Company, PC. Georgetown, Texas, were dismissed as independent accountants to the Company.

     The former accountants' reports for the fiscal years ended March 31, 1998 and March 31, 1999 did not contain an adverse opinion or a disclaimer of opinion, but such reports were modified to include an explanatory paragraph as to uncertainty concerning the Company's ability to continue as a going concern. During the Company's two most recent fiscal years audited by Brown, Graham & Company, PC and subsequent interim periods preceding the dismissal of Brown, Graham & Company, PC, the Company had no disagreements with Brown, Graham & Company, PC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Company engaged Ernst & Young LLP as its independent auditors on August 4, 1999.

PART III

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS

     As of September 28, 1999, MSHI's current executive officers and directors, their ages, titles and tenure are:

                                                                                              PERIOD FROM
NAME                               AGE        POSITION                                        WHICH SERVED
----                               ---        --------                                        ------------
Robert J. Gibbs                    44         President, Chief Executive Officer, and         June 14, 1999
                                              Director
Dr. Robert Frank                   48         Executive Vice President and Chief Operating    August 9, 1999
                                              Officer
Douglas W. Banister                37         Vice President and Chief Financial Officer      August 9, 1999
Glenn Birk                         30         Vice President of Sales                         February 22, 1999
Gary Fortin                        37         Vice President of Marketing                     August 9, 1999
Stephen Hoelscher                  40         Secretary and Chief Accounting Officer          April 20, 1999
Robert Hersch                      32         Vice President of Corporate Finance             August 9, 1999
Patricia V. Hrabina                50         Vice President of Human Resources               August 9, 1999
Cliff Luckey                       40         Vice President and Chief Technology Officer     August 9, 1999
Blandina Cardenas (1)              43         Director                                        February 16, 1998
Ernesto M. Chavarria (1)           43         Director                                        February 16, 1998
Daniel Dornier (1)                 36         Director                                        July 21, 1998
Steve Metzger (2)                  47         Director                                        August 26, 1999
Humbert Powell, III (2)            61         Director                                        August 9, 1999
Dr. Davinder Sethi (2)             52         Director                                        August 9, 1999

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

BIOGRAPHICAL INFORMATION

     ROBERT J. GIBBS joined the Company in June 1999 as President and Chief Executive Officer. From 1997 to 1999, Mr. Gibbs founded and served as a consultant with Sigma Solutions Group, which provides executive management services for high tech startup companies. From 1990 to 1997, Mr. Gibbs served as President, Executive Vice President and Chief Financial Officer of Uniden America Corporation, a wireless products and services company. He received a Bachelor of Science in Finance from the University of Colorado and received a Master of Business Administration from Southern Methodist University.

     DR. ROBERT FRANK, Executive Vice President and Chief Operating Officer, joined the Company in August 1999. From 1993 to 1998, Dr. Frank founded and managed CORSEARCH, Inc., a trademark research firm. He serves as a member of the Board of Governors for the Brand Names Education Foundation and a member of the University of Missouri Development Council. He received his Doctorate from the University of Missouri-Columbia.

     DOUGLAS W. BANISTER, Vice President of Finance and Chief Financial Officer, joined the Company in June 1999. From 1990 to 1999, Mr. Banister served as Accounting Manager, Vice President and Chief Financial Officer of Uniden America Corporation. From 1987 to 1990, Mr. Banister served as Controller for D.R. Horton Custom Homes, a national home builder. From 1983 to 1987, he served as a Senior Auditor with Ernst & Young, L.L.P. in its audit department. He received a Bachelor of Business Administration in Accounting from Texas Wesleyan University. He has been a Certified Public Accountant since 1986.

     GLENN BIRK joined the Company in February 1999 as Vice President of Sales. From 1997 to 1999, Mr. Birk served as an Account Executive with GTE/BBN. From 1996 to 1997, he served as an Account Executive with Lawson Software. From 1994 to 1996, he served as an Account Executive with AT&T Corp. From 1990 to 1994, he served as an

Account Executive with NCR Comten. He received a Bachelor of Business Administration in Marketing from the University of Texas at Austin.

     GARY FORTIN, Vice President of Marketing, joined the Company in September 1998. In 1998, he was an Account Executive with GTE Communications Corporation. In 1997, he was a Digital Network Account Executive with AT&T Corp. For the previous ten years, Mr. Fortin was a principal in Team Alpha Marketing and Photografique Productions. Mr. Fortin received a Bachelor of Arts degree in Marketing from the University of Maryland.

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

     ROBERT HERSCH, Vice President of Corporate Finance, joined the Company in August 1999. From 1996 to 1999, he was an independent consultant in the areas of corporate finance, investor relations, and mergers and acquisitions. From 1994 to 1996, he was Chief Accounting Officer, Executive Vice President, and a Director of American Bingo & Gaming Corp.

     PATRICIA V. HRABINA, Vice President of Human Resources, joined the Company in July 1999. From 1998 to 1999, Ms. Hrabina was an independent consultant. From 1997 to 1998, Ms. Hrabina was the Vice President of Human Resources for AMBAC Connect, Inc. From 1988 to 1997, Ms. Hrabina was the Vice President of Human Resources of Prime II Management, Inc. She received a Bachelor of Business Administration degree from the University of St. Thomas in Houston, Texas.

     CLIFF LUCKEY, Vice President of Technology and Solutions and Chief Technology Officer, joined the Company in August 1999. From 1996 to 1999, Mr. Luckey served as Director of GTE's Enterprise Management Center, which provided applications resolution support, network management and network design. From 1995 to 1996, Mr. Luckey was a Staff Manager managing engineers for Motorola. Mr. Luckey received his technological training as a Hawk Missile Engineer from the United States Army Air Defense School.

     BLANDINA CARDENAS has been a Director of the Company since November 1997. Since 1995, Dr. Cardenas has been an Associate Professor of Education Leadership at the University of Texas at San Antonio. From 1992 to 1995, she was a Professor at Southwest Texas State University. She received a Doctorate in Educational Leadership from the University of Massachusetts at Amherst and a Bachelor in Journalism from the University of Texas at Austin.

     ERNESTO M. CHAVARRIA has been a director of the Company since November 1997. Mr. Chavarria has been with ITBR, Inc., an international consulting company, since 1978 and has served as its President since 1990.

     DANIEL DORNIER has been a director of the Company since July 1998. Since 1995, Mr. Dornier has been the president of Dornier Capital Advisers, an investment-portfolio management company. From 1993 and 1995, Mr. Dornier was a private investment manager for various companies owned by the Dornier family. From 1991 to 1993, he was an investment banker at SBC Warburg, Dillon, Reed. He received a Master of Business Administration from the City University of Bellevue, Washington (the Zurich, Switzerland campus). He received a Bachelor of Business Administration degree from the University of Nuertingen, Germany.

     STEPHEN J. METZGER has been a director of the Company since August 1999. From 1998 to 1999, he was the chief executive officer of Waller Creek Communications, an Austin, Texas based competitive local exchange carrier. From 1994 to present, Mr. Metzger founded and manages Manchester International Incorporated, a company which provides interim management, strategy, business development, specialized training and investment consulting to telecommunications carriers, computer companies and network equipment providers. From 1991 to 1993, Mr. Metzger was president and chief executive officer of NetCommand, a consulting firm specializing in the development of internet services, EDI and electronic commerce strategy, products and organizations for global corporations, international carriers and value added networks.

     HUMBERT POWELL has been a director of the Company since August 1999. Since 1997, he has been a Managing Director of Sanders Morris Mundy, a NASD-member investment banking firm. From 1995 to 1997, Mr. Powell was Vice Chairman and Director of Marleau, Lemire, Securities, Inc. and Chairman of the Board of Marleau, Lemire USA. From 1988 through February 1995, Mr. Powell served as a Senior Managing Director in the Corporate Finance Department of Bear Stearns & Co. Mr. Powell currently serves as a director for Bikers Dream Inc., Evolve, Lawman Corp., Millennium Vue Inc. and Osicom Technologies Inc., and as a trustee of Salem-Teikyo University. Mr. Powell received degrees in Business and Economics from the University of Florida and Salem University.

     DR. DAVINDER SETHI has been a Director of the Company since August 1999. Since 1996, he has been an independent advisor and investor in the fields of information technologies and finance. From 1990 to 1996, he served as Director and Senior Advisor to Barclays de Zoete Wedd. Dr. Sethi currently serves as a director of Pamet Systems, Inc., where he also serves on the Audit and Compensation Committees. Dr. Sethi received a Doctorate and a Master degree in Operations Research, Economics and Statistics from the University of California at Berkeley and is a graduate of the Executive Management Program from Pennsylvania State University.

RECENT CHANGES

     As of January 29, 1999, David W. Hill and Tom M. Upton, the former Chief Financial Officer and Vice-President of Sales, respectively, resigned to pursue other interests. On April 20, 1999, Jose Chavez, Mitchell Kettrick and Jaime Munoz, the President and CEO, Secretary and Vice-President of Operations, respectively, were terminated.

     In June 1999, we hired Robert Gibbs, our President and Chief Executive Officer, and Douglas W. Banister, our Chief Financial Officer and Vice President of Finance. In July 1999, Roger M. Lane, our previous Chief Operating Officer was terminated, and we hired Patricia Hrabina, our Vice President of Human Resources. In August 1999, we hired Cliff Luckey, our Chief Technology Officer and Vice President of Technology and Solutions, Robert Frank, our Chief Operating Officer and Executive Vice President, and Robert Hersch, our Vice President of Corporate Finance. This new management team has not had the opportunity to work together in the past and there is no assurance they will be able to successfully lead the company into profitability.

BOARD COMMITTEES

     We maintain (i) a Compensation Committee, consisting of three board members, one of which is to be designated by the previous holders of our preferred stock and (ii) an Audit Committee consisting of three board members one of which is to be designated by the previous holders of our preferred stock. The audit committee assists our board of directors in exercising its fiduciary responsibilities for oversight of audit and related matters, including corporate accounting, reporting and control practices. It is responsible for recommending to the board of directors the independent auditors for the following year. The audit committee meets periodically with management, financial personnel and the independent auditors to review internal accounting controls and auditing and financial reporting matters. The members of the audit committee are Ms. Cardenas and Messrs. Chavarria and Dornier. The compensation committee is responsible for review and making recommendations to the board of directors on all matters relating to compensation and benefits provided to executive management. The members of the compensation committee are Messrs. Metzger, Powell and Sethi. The compensation committee has the authority to administer our 1998 stock option plan.

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

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                                                         ------------------------
                                       Annual Compensation                       Awards                     Payouts
                          ---------------------------------------------  ------------------------   -----------------------
         (a)               (b)        (c)         (d)         (e)          (f)           (g)           (h)        (i)

                                                                                      Securities
                                                                         Restricted   Underlying
       Name and                                            Other Annual    Stock       Option/       LTIP       All Other
  Principal Position      Year      Salary        Bonus    Compensation   Award(s)     SAR's(#)     Payouts    Compensation
---------------------     ----     --------     --------   ------------   --------     --------     --------   ------------
 JOSE G. CHAVEZ           1999     $ 95,000     $      0     $  7,800     $      0     $      0     $      0     $      0
(former Pres./CEO)        1998      105,500            0            0            0       62,500            0            0
                          1997       50,500       34,000            0            0            0            0            0

 MITCHELL KETTRICK        1999     $ 68,000     $      0     $      0     $      0     $      0     $      0     $      0
(former V.P./ Sec.)       1998       75,000            0            0            0       31,250            0            0
                          1997        5,200            0            0            0            0            0            0

 DAVID W. HILL            1999     $ 47,000     $      0     $      0     $      0     $100,313     $      0     $      0
(former CFO)

COMPENSATION OF DIRECTORS

     Each director who is not an employee of the Company ("Outside Director") is paid $1,000 for each meeting of the Board of Directors they attend. Additionally, they are reimbursed for expenses incurred in attending meetings of the Board of Directors and related committees.

EMPLOYMENT CONTRACTS

     As of June 14, 1999, the Company entered into an employment agreement with Robert Gibbs, President and Chief Executive Officer. Mr. Gibbs's agreement provides for a two-year term with a two-year extension and a base salary of $180,000 for the period of June 1999 through March 2000 and $240,000 during the second year commencing on April 1, 2000, and each subsequent term if extended. In addition, Mr. Gibbs's agreement provides for an option to purchase up to 1,362,950 shares of common stock at $5.56 per share as follows: (i) an option to purchase 272,590 shares of common stock vested immediately upon grant on June 30, 1999, (ii) an option to purchase 272,590 shares of common stock to vest 91 days after the grant date, (iii) an option to purchase 545,180 shares of common stock to vest on the first anniversary of the grant date and (iv) an option to purchase 272,590 shares of common stock to vest on the second anniversary of the grant date. Mr. Gibbs's agreement also provides for an immediately vested option to purchase an additional 150,000 shares of common stock at market price on the date that the option is granted. Mr. Gibbs's agreement also provides for a bonus of up to $140,000 for the period of June 1999 to March 2000. Of that $140,000, $70,000 is guaranteed, and $70,000 is subject to the discretion of the board of directors. Mr. Gibbs' agreement also provides for a bonus of up to $160,000 during the second year, which is subject to the discretion of the board of directors. Upon termination of Mr. Gibbs's employment for death, disability or without cause, Mr. Gibbs is entitled to payments over a two year period equal to $240,000. Mr. Gibbs's agreement also provides for a $800 monthly transportation allowance. Mr. Gibbs's agreement is terminable by either party at any time.

     As of March 24, 1999, the Company entered into an employment agreement with Roger M. Lane, Chief Operating Officer (the "Lane Agreement"). The Lane Agreement provides for an annual base salary of $120,000 and reimbursement of ordinary, necessary and documented business expenses. In addition, the Lane Agreement provides for a stock option to purchase up to 450,000 shares of Common Stock vesting as follows: (i) options to purchase 100,000 shares of Common Stock will vest at six months after the grant date of March 24, 1999; (ii) options to purchase an additional 110,000 shares of Common Stock will vest on the first anniversary of the grant date; and (iii) options to purchase 120,000 shares of Common Stock will vest on each of the second and third anniversary of the grant date. The Lane Agreement is terminable by either party. In July 1999, Mr. Lane was terminated.

     On June 15, 1997, the Company entered into employment agreements with Jose Chavez, President and Chief Executive Officer (the "Chavez Agreement"), and Mitchell Kettrick, Secretary and Vice President (the "Kettrick Agreement"). Messrs. Chavez and Kettrick had agreed to renegotiate the option terms of the Chavez and Kettrick Agreements. The renegotiations were expected to be, but were not, concluded by January 1999. On April 20, 1999, the Company terminated Messrs. Chavez and Kettrick.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 28, 1999, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (ii) each director of the Company, (iii) each named executive, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have investment and voting power with respect to such shares, subject to community property laws where applicable.

         NAME AND ADDRESS                            NUMBER OF         PERCENT OF OUTSTANDING
                                                      SHARES                 SHARES (1)
         Entrepreneurial Investors, Ltd.(5)          8,266,121               32.37%
         P.O. Box 40643
         Freeport, Bahamas

         Jose Chavez (3)                             6,675,000               28.73%
         8021 Bottle Brush
         Austin, TX 78750

         Mitchell Kettrick (7)                       1,475,000                6.36%
         210 N. Park Street
         Brenham, TX 77833

         Glenn Birk (11)                                55,000                0.24%
         501 Waller Street
         Austin, TX 78702

         Gary Fortin (10)                               52,000                0.22%
         501 Waller Street
         Austin, TX 78702

         Robert Gibbs (9)                              545,180                2.30%
         501 Waller Street
         Austin, TX 78702

         Stephen Hoelscher (6)                          19,000                0.08%
         501 Waller Street
         Austin, TX 78702

         Blandina Cardenas (2)                           5,000                0.02%
         501 Waller Street
         Austin, Texas 78702

         Ernesto Chavarria (12)                        150,000                0.65%
         501 Waller Street
         Austin, Texas 78702

         Daniel Dornier (4)                            340,000                1.47%
         501 Waller Street
         Austin, Texas 78702

         All Directors and                           1,166,180                4.89%
         Officers as a Group (8)

         (1) Calculations are based on 23,135,083 outstanding shares of Common Stock as of September 28, 1999. All common shares held by the Officers and Directors listed above are "restricted securities" and as such are subject to limitations on resale. The shares held by the officers and directors may be sold pursuant to Rule 144 under certain circumstances, subject to certain Lock-Up Agreements.

         (2) Includes 5,000 shares of Common Stock outstanding.

         (3) Includes 6,575,000 shares of Common Stock outstanding and 100,000 shares of Common Stock issuable upon exercise of Mr. Chavez's Options.

         (4) Includes 339,950 shares of Common Stock outstanding and 50 shares of Common Stock issuable upon the conversion of 5 shares of the Series E Preferred.

         (5) Entrepreneurial Investors, Ltd. ("EIL") is the beneficial owner of an aggregate of 8,266,121 shares of Common Stock. This includes 2,400,000 shares of Common Stock issuable upon the exercise of Class A Warrants granted in conjunction with the Private Placement Phase I.

         (6) Includes 16,000 shares of Common Stock held by Mr. Hoelscher and 3,000 shares of Common Stock held by Mr. Hoelscher's three children, 1,000 shares each.

         (7) Includes 1,425,000 shares of Common Stock outstanding and 75,000 shares of Common Stock issuable upon the exercise of Mr. Kettrick's Options.

         (8) Includes 440,950 shares of Common Stock outstanding, 50 shares Common Stock issuable upon the conversion of 5 shares of the Series E Preferred, and 725,180 shares of Common Stock issuable upon exercise of options.

         (9) Includes 545,180 shares of Common Stock issuable upon exercise of Mr. Gibb's options.

         (10) Includes 2,000 shares of Common Stock outstanding and 50,000 shares of Common Stock issuable upon exercise of Mr. Fortin's options.

         (11) Includes 55,000 shares of Common Stock issuable upon exercise of Mr. Birk's options.

         (12) Includes 75,000 shares of Common Stock outstanding and 75,000 shares of Common Stock issuable upon exercise of Mr. Chavarria's Options.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 1, 1997, the Company entered into a consulting agreement with an entity whose President is the Chairman of the Board of the Company. The terms of the consulting agreement include the following:

o    $10,000 fee per month plus reasonable business expenses,

o    75,000 shares of Common Stock (issued on January 13, 1998),

o    an option to purchase 75,000 shares of Common Stock,

o and various fees and commissions for acquisitions or sales secured by the entity.

     During the year ended March 31, 1999 the Company recognized expenses totaling $132,356 related to this consulting agreement.

     During the year ended March 31, 1999 the Company incurred a business obligation with a consulting firm, whose principal is an officer of the Company, and an individual, who is a Director of the Company. The consulting firm also has a financial arrangement with another Director of the Company. The consulting firm is claiming compensation of 250,000 shares of the Company's common stock for services allegedly performed. The Company disputes the validity of the claim. As of September 28, 1999, no compromise of this claim has been reached.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibit Index

     Exhibit
     Number               Description
     -------              -----------

      27.1                Financial Data Schedule


b.   Reports on Form 8-K

     1. Form 8-K filed with the Commission on March 3, 1999 with reference to the receipt of GTE/BBN certification for MSI's network and facility.

     2. Form 8-K filed with the Commission on August 10, 1999 with reference to changes in registrants certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MSI HOLDINGS, INC.

                       Date: November 12, 1999   By: /s/ Robert Gibbs
                                                     --------------------------
                                                     Robert Gibbs, President and
                                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date
     ---------                       -----                       ----

     /s/ Stephen J. Metzger          Director                   November 12, 1999
     ----------------------------
         Stephen J. Metzger

     /s/ Davinder Sethi              Director                    November 12, 1999
     ----------------------------
         Davinder Sethi

     /s/ Ernesto Chavarria           Director                    November 12, 1999
     ----------------------------
         Ernesto Chavarria

     /s/ Blandina Cardenas           Director                    November 12, 1999
     ----------------------------
         Blandina Cardenas

     /s/ Daniel Dornier              Director                    November 12, 1999
     ----------------------------
         Daniel Dornier

     /s/ Humbert Powell, III         Director                    November 12, 1999
     ----------------------------
         Humbert Powell, III

     /s/ Robert Gibbs                President and Chief         November 12, 1999
     ----------------------------    Executive Officer
         Robert Gibbs


     /s/ Douglas W. Banister         Chief Financial Officer     November 12, 1999
     ----------------------------
         Douglas W. Banister

     /s/ Stephen Hoelscher           Secretary, Controller       November 12, 1999
     ----------------------------
         Stephen Hoelscher

                               MSI HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP                                                F-2

Consolidated Balance Sheet as of March 31, 1999 (restated)                 F-3

Consolidated Statement of Operations for the year ended
    March 31, 1999 (restated)                                              F-4

Consolidated Statement of Stockholders' Equity (Deficit)
    for the year ended March 31, 1999 (restated)                           F-5

Consolidated Statement of Cash Flows for the year ended
    March 31, 1999 (restated)                                              F-6

Notes to Consolidated Financial Statements (restated)                      F-7

Report of Brown, Graham & Company, P.C.                                    F-19

Consolidated Balance Sheet as of March 31, 1998 (restated)                 F-20

Consolidated Statement of Operations for the year ended
    March 31, 1998 (restated)                                              F-21

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
    for the year ended March 31, 1998 (restated)                           F-22

Consolidated Statement of Cash Flows for the year ended
    March 31, 1998 (restated)                                              F-23

Notes to Consolidated Financial Statements (restated)                      F-25

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
MSI Holdings, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet (as restated) of MSI Holdings, Inc. and its subsidiaries as of March 31, 1999 and the related consolidated statement of operations (as restated), stockholders' equity (deficit) (as restated) and cash flows (as restated) for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSI Holdings, Inc. and its subsidiaries at March 31, 1999 and the consolidated results of their operations and their cash flows for the year ended March 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain debt covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern (management's plans in regard to these matters are also described in Note 1). The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As more fully described in Note 16, the March 31, 1999 financial statements have been restated to correct certain errors in the application of generally accepted accounting principles.

September 28, 1999

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 1999

                                     ASSETS

Current assets:
  Cash......................................................  $      8,471
  Accounts receivable -- trade..............................       575,230
  Other receivables -- advances.............................        79,699
  Other current assets......................................        57,516
                                                              ------------
          Total current assets..............................       720,916
Property, plant and equipment, net..........................     2,155,340
                                                              ------------
          Total assets......................................  $  2,876,256
                                                              ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable -- trade.................................  $  1,773,211
  Other accrued expenses....................................       143,485
  Bank line of credit.......................................       200,000
  Current maturities of notes payable.......................       235,420
  Current portion of obligations under capital leases.......       118,736
                                                              ------------
          Total current liabilities.........................     2,470,852
Long-term liabilities:
  Notes payable.............................................        53,505
  Obligations under capital leases..........................       680,928
  Deferred rent.............................................       192,284
                                                              ------------
          Total long-term liabilities.......................       926,717
Commitments and contingencies...............................            --
                                                              ------------
          Total liabilities.................................     3,397,569
Stockholders' equity (deficit):
  Preferred stock; 10,000,000 shares authorized:
     Convertible preferred stock series B; $5.30 stated
      value; 490,000 shares authorized and 400,000 shares
      issued and outstanding................................     2,120,000
     Convertible preferred stock series D; $10.60 stated
      value; 279,657 shares authorized and 196,340 shares
      issued and outstanding................................     2,081,204
     Convertible preferred stock series E; $30.00 stated
      value; 157,500 shares authorized and 146,252 shares
      issued and outstanding................................     4,387,560
     Convertible preferred stock series E subscribed (20,000
      shares)...............................................      (600,000)
     Common stock at $.10 par value; 50,000,000 authorized
      and 14,618,352 (excluding 200,250 shares held in
      treasury) shares issued and outstanding...............     1,461,835
     Additional paid-in capital.............................    11,982,324
     Accumulated deficit....................................   (21,954,236)
                                                              ------------
          Total stockholders' equity (deficit)..............      (521,313)
                                                              ------------
          Total liabilities and stockholders' equity
          (deficit).........................................  $  2,876,256
                                                              ============

                            See accompanying notes.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
                           YEAR ENDED MARCH 31, 1999

Revenues:
  Hardware, software and peripherals........................  $  1,479,984
  Networks, LAN/WAN.........................................     1,597,279
  Service, support and integration..........................       473,459
                                                              ------------
                                                                 3,550,722
                                                              ------------
Cost of goods sold:
  Hardware, software and peripherals........................     1,522,365
  Networks, LAN/WAN.........................................     1,883,417
  Service, support and integration..........................       849,679
                                                              ------------
                                                                 4,255,461
                                                              ------------
Gross margin................................................      (704,739)
Selling, general and administrative expenses:
  Salaries and benefits.....................................     2,454,298
  Professional fees and consultants.........................     2,424,597
  Advertising...............................................       152,920
  Occupancy.................................................       494,389
  Depreciation and amortization.............................       294,997
  Vehicle expense...........................................       106,593
  Other expense.............................................       285,439
                                                              ------------
                                                                 6,213,233
                                                              ------------
Operating loss..............................................    (6,917,972)
Interest expense, net.......................................       539,230
                                                              ------------
Net loss....................................................  $ (7,457,202)
                                                              ============
Preferred stock dividends and discounts.....................    (8,947,337)
                                                              ------------
Net loss to common stockholders.............................  $(16,404,539)
                                                              ============
Basic and diluted net loss per share........................  $      (1.30)
                                                              ============
Basic and diluted weighted average shares outstanding.......    12,622,673
                                                              ============

                            See accompanying notes.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)

                                                                   PREFERRED STOCK
                             -------------------------------------------------------------------------------------------
                                   SERIES B               SERIES C                SERIES D                SERIES E
                             --------------------   ---------------------   ---------------------   --------------------
                             SHARES      AMOUNT     SHARES      AMOUNT       SHARES      AMOUNT     SHARES      AMOUNT
                             -------   ----------   -------   -----------   --------   ----------   -------   ----------
Balances at April 1,
1998.......................  490,000   $2,597,000    99,057   $ 1,050,004         --   $       --        --   $       --
Preferred stock issuance...       --           --        --            --    279,657    2,964,364   146,252    4,387,560
Issuance of Common Stock...       --           --        --            --         --           --        --           --
Common Stock issued as
 Preferred stock
 dividend..................       --           --        --            --         --           --        --           --
Conversion of Class A
 warrants..................       --           --        --            --         --           --        --           --
Preferred stock conversion
 to common.................  (90,000)    (477,000)  (99,057)   (1,050,004)   (83,317)    (883,160)       --           --
Preferred stock beneficial
 conversion discount on
 Series B and C
 offerings.................       --           --        --            --         --           --        --           --
Discount on convertible
 debt......................       --           --        --            --         --           --        --           --
Common stock and stock
 options issued for
 compensation..............       --           --        --            --         --           --        --           --
Warrants issued for
 purchase of equipment.....       --           --        --            --         --           --        --           --
Treasury stock.............       --           --        --            --         --           --        --           --
Net loss...................       --           --        --            --         --           --        --           --
                             -------   ----------   -------   -----------   --------   ----------   -------   ----------
Balance at March 31,
1999.......................  400,000   $2,120,000        --   $        --    196,340   $2,081,204   146,252   $4,387,560
                             =======   ==========   =======   ===========   ========   ==========   =======   ==========

                               PREFERRED STOCK
                             -------------------
                                 SUBSCRIBED              COMMON STOCK         ADDITIONAL
                             -------------------   ------------------------     PAID-IN     ACCUMULATED
                             SHARES     AMOUNT       SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                             -------   ---------   -----------   ----------   -----------   ------------   -----------
Balances at April 1,
1998.......................       --   $      --    11,506,846   $1,150,685   $   698,057    $(5,549,697)  $   (53,951)
Preferred stock issuance...  (20,000)   (600,000)           --           --     5,648,161     (6,751,924)    5,648,161
Issuance of Common Stock...       --          --        50,000        5,000        48,000             --        53,000
Common Stock issued as
 Preferred stock
 dividend..................       --          --        72,016        7,201       356,703       (363,904)           --
Conversion of Class A
 warrants..................       --          --       420,000       42,000       291,900             --       333,900
Preferred stock conversion
 to common.................       --          --     2,723,740      272,374     2,137,790             --            --
Preferred stock beneficial
 conversion discount on
 Series B and C
 offerings.................       --          --            --           --     1,831,509     (1,831,509)           --
Discount on convertible
 debt......................       --          --            --           --       371,000             --       371,000
Common stock and stock
 options issued for
 compensation..............       --          --        46,000        4,600       579,783             --       584,383
Warrants issued for
 purchase of equipment.....       --          --            --           --        81,300             --        81,300
Treasury stock.............       --          --      (200,250)     (20,025)      (61,879)            --       (81,904)
Net loss...................       --          --            --           --            --     (7,457,202)   (7,457,202)
                             -------   ---------   -----------   ----------   -----------    ------------  -----------
Balance at March 31,
 1999......................  (20,000)  $(600,000)   14,618,352   $1,461,835   $11,982,324   $(21,954,236)  $  (521,313)
                             =======   =========   ===========   ==========   ===========   ============   ===========

                            See accompanying notes.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)
                           YEAR ENDED MARCH 31, 1999

Cash flows from operating activities:
Net loss....................................................   $(7,457,202)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization expense...................       294,997
    Amortization of deferred rent...........................        46,664
    Amortization of debt discount...........................       371,923
    Common stock and options issued for compensation........       584,383
    Write-down of inventory.................................       232,000
    Gain on disposal of property............................          (652)
  Changes in operating assets and liabilities:
    Accounts receivable -- trade............................      (424,379)
    Inventory...............................................        53,023
    Other receivables -- advances...........................         7,262
    Other current assets....................................       (57,516)
    Accounts payable -- trade...............................     1,473,176
    Other accrued expenses..................................       (25,851)
                                                               -----------
         Net cash used in operating activities..............    (4,902,172)
                                                               -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................      (844,844)
  Change in short term investment...........................     1,350,000
                                                               -----------
         Net cash provided by investing activities..........       505,156
                                                               -----------
Cash flows from financing activities:
  Net draws on bank line of credit..........................    (1,028,966)
  Payments on notes payable.................................      (429,864)
  Payments on obligations under capital leases..............      (114,626)
  Proceeds -- private placement of preferred stock..........     5,648,161
  Proceeds -- issuance of common stock......................        53,000
  Proceeds -- exercise of warrants..........................       333,900
  Repurchase of common stock................................       (81,904)
                                                               -----------
         Net cash provided by financing activities..........     4,379,701
                                                               -----------
Net decrease in cash........................................       (17,315)
Cash at the beginning of the fiscal year....................        25,786
                                                               -----------
Cash at end of the fiscal year..............................   $     8,471
                                                               ===========
Supplemental disclosure:
  Cash paid during the year for:
    Interest................................................   $   196,990
                                                               ===========
Supplemental schedule of non-cash investing and financing
  activities:
  Preferred stock issued for:
    Placement agent fees....................................   $   338,680
  Stock options or warrants issued for:
    Purchase of equipment with long-term leases.............        81,300
  Common stock issued for:
    Employee compensation...................................       152,906
    Preferred stock dividends...............................       363,904
  Discount on preferred stock issued........................     8,583,433
  Purchase of equipment with long-term leases...............       804,010

                            See accompanying notes.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                           YEAR ENDED MARCH 31, 1999

1. BUSINESS

     MSI Holdings, Inc. and Subsidiaries or (the "Company") is an Austin, Texas based technology corporation initially formed to provide technology services to governmental and commercial entities, primarily in Texas. The Company is a business solutions technology integrator, offering infrastructure design and implementation services. In addition, the Company performs computer networking services including system integration and local wide-area networking. The Company provides these services to customers at sites throughout Texas. In 1999, the Company began construction of an Internet co-location facility in Austin, Texas, and intends to deliver broadband Internet connectivity, co-location and advanced web-hosting solutions to clients with business-critical applications.

     Prior to the year-ended March 31, 1999, the Company was certified by the State of Texas as a Historically Underutilized Business (HUB). The Company has decided not to seek re-certification of it's HUB status.

  Going Concern

     The Company has incurred historical net losses; and for the year ended March 31, 1999, the Company had a net loss of $7,457,202. In addition, during fiscal year 1999 the Company had a negative operating cash flow of $4,902,172, and at year end the Company had a working capital deficit of $1,749,936 and a stockholders' deficit of $521,313. Furthermore, at March 31, 1999 the Company was in violation of certain debt covenants concerning liquidity ratios and reporting requirements. The Company has been able to obtain financing to support its operations to date. The Company is actively pursuing various sources of permanent financing and/or equity capital. The Company believes that its relationships with certain strategic companies has the potential to substantially increase revenue if sufficient working capital is obtained. However, there is no guarantee that additional financing will be available to fund its operations through the end of fiscal year 2000. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

  Principles of Consolidation

     The consolidated financial statements for the year ended March 31, 1999, include the accounts and transactions of the Company and its wholly-owned subsidiaries, Micro-Media Solutions, Inc. and Tele-Vista, Inc., (incorporated in August 1998 and had not yet commenced operations by March 31, 1999). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

  Cash Equivalents

     Cash and cash equivalents consist primarily of cash deposits and funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

  Other Assets

     As of March 31, 1999, other assets primarily consisted of stores inventory held for use. During the current year, the Company reclassified all inventory held for resale to other assets, and wrote down the balance to its net realizable value, resulting in a $232,000 charge.

  Property, Plant and Equipment

     Property, plant and equipment, including items acquired under capital lease arrangements, are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, typically five years. Amortization of leasehold improvements is provided using the straight-line basis over the shorter of the term of the related lease, or the useful life of the leasehold improvements, typically twelve years.

     The following table details the Company's property, plant and equipment at March 31, 1999:

       Building................................................   $  176,175
       Equipment, furniture and fixtures.......................    1,637,276
       Vehicles................................................      316,277
       Leasehold improvements..................................      662,268
                                                                  ----------
                                                                   2,791,996
       Less -- Accumulated depreciation and amortization.......     (636,656)
                                                                  ----------
       Property, plant and equipment, net......................   $2,155,340
                                                                  ==========

  Impairment of Long-lived Assets

     Long-lived assets consist primarily of buildings and other capital assets. The carrying value of these assets is regularly reviewed to verify they are properly valued. If the facts and circumstances suggest that the value has been impaired, the carrying value of the assets will be reduced appropriately.

  Revenue and Cost Recognition

     Hardware and peripheral sales consist of computers and related electronic equipment. Software sales represent the resale of prepackaged software and operating systems from Microsoft and other vendors to the end user. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. Substantially all hardware, software and peripherals sales are made without the right of return. Product returns are minimal and are recorded as a reduction of sales upon receipt of the product.

     Revenue from fixed price contracts is recognized on the percentage-of-completion method. Management considers total costs incurred to be the best available measure of progress on contracts.

     Contract costs include all direct costs and those indirect costs related to contract performance. Changes in job performance, job conditions, and estimated profitability and final contract settlements may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined. Losses on uncompleted contracts are recognized in the period in which the losses are determined. As of March 31, 1999 there were no contracts in progress.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

  Advertising Costs

     The Company expenses advertising costs as incurred. These expenses were approximately $152,920 for the year ended March 31, 1999.

  Income Taxes

     The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Stock-Based Compensation

     The Company has elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's Common Stock at the date of grant over the stock option exercise price. The Financial Accounting Standards Board (FASB) has proposed certain amendments to APB No. 25 which would require, among other things, (a) variable plan accounting for stock options which have been repriced, and (b) that stock options granted to outside directors would be treated similar to those granted to an outside contractor.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. Many of the Company's customers are in the computer and telecommunications industries. The Company performs ongoing credit evaluations on its customers and generally does not require collateral from its customers. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. Two customers accounted for 35% and 12%, respectively, of the Company's total revenues for the year ended March 31, 1999.

  Net Loss Per Share

     Basic net loss per share is computed by dividing net loss available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive.

  Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income and was adopted by the Company during the year ended March 31, 1998. Comprehensive income generally represents all changes in stockholders' equity except those resulting from contributions by stockholders. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss available to Common Stockholders for the year ended March 31, 1999.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

  Business Segments

     The adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, did not have a significant effect on the disclosure of segment information as the Company continued to manage its business activities as a single segment.

3. BANK LINE OF CREDIT

     The Company had a line of credit with a commercial bank of $1,600,000 with an outstanding balance of $200,000 at March 31, 1999. The line matured April 30, 1999, was secured by accounts receivable, and was payable in monthly installments of interest only at 7.25%. Interest was paid through March 31, 1999. The line of credit was paid-in-full subsequent to March 31, 1999 and was not renewed.

4. NOTES PAYABLE

     Notes payable consisted of the following amounts, which approximate fair value at March 31, 1999:

Austin Community Development Corporation, $100,000 equipment loan dated June 20, 1996, secured by equipment and accounts receivable. Interest rate is at 12%, with monthly principal
  and interest payments of $2,224. .........................   $  66,972
Austin Community Development Corporation, $100,000 working
  capital loan dated June 14, 1995, secured by equipment and accounts receivable. Interest rate is at 9%, with 48
  monthly principal installments of $2,489. ................      35,417
Neighborhood Commercial Management Program, $75,000 loan
  from City of Austin dated June 8, 1995, secured by second
  lien on equipment and accounts receivable. Interest rate
  is at 3%, with 60 monthly installments of principal and
  interest of $1,347. This note was in default at March 31,
  1999, due to covenant violations. ........................      31,833
Neighborhood Commercial Management Program, $250,000 loan
  from City of Austin dated August 12, 1996, secured by
  second lien on equipment and accounts receivable. Interest rate is at 3%, with 60 monthly installments of principal
  and interest of $4,492. This note was in default at March
  31, 1999, due to covenant violations. ....................     154,703
                                                               ---------
                                                                 288,925
Less current portion........................................    (235,420)
                                                               ---------
                                                               $  53,505
                                                               =========

     Following are maturities of long-term debt for each of the next five years:

       YEAR ENDING MARCH 31
       --------------------
       2000.....................................................   $235,420
       2001.....................................................     28,469
       2002.....................................................     25,036
                                                                   --------
                 Total..........................................   $288,925
                                                                   ========

  Certain former officers of the Company have personally guaranteed all notes.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

5. OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases transportation, communication and electronic equipment under capital leases expiring in various years through March 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

     Following is a summary of property held under capital leases as of March 31, 1999:

Vehicles.................................................   $310,228
Communication Equipment..................................     56,014
Electronic Equipment.....................................    707,831

     Minimum future lease payments under capital leases as of March 31, 1999, for the next five years and in the aggregate are:

2000....................................................   $  349,044
2001....................................................      378,405
2002....................................................      288,701
2003....................................................      288,701
2004....................................................      246,267
                                                           ----------
Total minimum lease payments............................    1,551,116
Less amount representing interest.......................     (751,452)
                                                           ----------
                                                              799,664
Less current portion....................................     (118,736)
                                                           ----------
Long-term obligations under capital leases..............   $  680,928
                                                           ==========

     The Company issued warrants for and in consideration of a capital lease obtained during the year ended March 31, 1999. The warrants granted the right to purchase 30,000 shares of Common Stock, at an exercise price of $4.00 per share, and were treated as a discount to the capital lease obligation. The discount was valued at $81,300 and has an effective interest rate of 37%. It is being amortized over the life of the lease, or 5 years. At March 31, 1999, the amortization of the discount totaled $923. See Note 11 for discussion of warrants issued.

6. FEDERAL INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                         MARCH 31, 1999
                                                         --------------
Deferred tax liability:
  Depreciable assets..................................    $   (50,000)
Deferred tax assets:
  Net operating loss carryforwards....................      3,778,000
  Nonqualified stock options..........................        139,000
                                                          -----------
Deferred tax asset....................................      3,917,000
Valuation allowance...................................     (3,867,000)
Net deferred tax asset................................         50,000
                                                          -----------
Net deferred taxes....................................    $        --
                                                          ===========

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

     The valuation allowance increased by approximately $2,409,000 during the year ended March 31, 1999 primarily because the Company generated additional net operating losses during the year which are not expected to be utilized.

     As of March 31, 1999, the Company had federal net operating loss carryforwards of approximately $11,112,000 which will expire beginning in 2011, if not utilized. Utilization of the net operating losses may be subject to a substantial limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

     The Company's expense (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount by applying the statutory federal income tax rate of 34% to income before taxes as a result of the following:

                                                                  MARCH 31, 1999
                                                              ----------------------
                                                              TAX AMOUNT    TAX RATE
                                                              -----------   --------
Federal statutory rate......................................  $(2,535,000)      34%
Permanent differences.......................................      126,000     (1.7)%
Valuation allowance.........................................    2,409,000    (32.3)%
                                                              -----------    -----
          Total expense (benefit)...........................  $        --        0%
                                                              ===========    =====

7. RELATED PARTY TRANSACTIONS

     On December 1, 1997, the Company entered into a consulting agreement with an entity whose President is the Chairman of the Board of the Company. The terms of the consulting agreement include the following:

     - $10,000 fee per month plus reasonable business expenses,

     - 75,000 shares of Common Stock (issued on January 13, 1998),

     - an option to purchase 75,000 shares of Common Stock,

     - and various fees and commissions for acquisitions or sales secured by the entity.

     During the year ended March 31, 1999 the Company recognized expenses totaling $132,356 related to this consulting agreement.

     See also Note 13.

8. COMMITMENTS

     The Company leases its principal general offices and warehouse facilities. The leases expire at August 31, 2005 and July 31, 2008, each with a 10 year renewable option. Future minimum lease payments (excluding property taxes) are as follows:

YEAR ENDING MARCH 31
--------------------
2000....................................................   $  231,248
2001....................................................      242,563
2002....................................................      266,365
2003....................................................      281,789
2004....................................................      297,458
Thereafter..............................................    1,065,249
                                                           ----------
          Total.........................................   $2,384,672
                                                           ==========

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

     The total rental expense for the year ended March 31, 1999 was $227,463.

9. COMMON STOCK

     As of March 31, 1999, the Company had reserved shares of common stock for future issuance as follows:

Stock options...........................................    1,500,000
Common stock warrants...................................    2,550,000
Convertible preferred stock.............................    7,625,920
                                                           ----------
                                                           11,675,920
                                                           ==========

     There are no restrictions on the payment of dividends.

10. CONVERTIBLE PREFERRED STOCK

     The Company has 10,000,000 authorized shares of preferred stock. In October 1997, the Company completed a Private Placement Agreement, (the "Agreement") with a group of accredited investors. The Agreement provided for three "Phases" of financing.

     All of the Convertible preferred stock agreements entered into by the Company contained restrictions limiting the conversion of the preferred stock in order to maintain the Company's status as a Historically Underutilized Business
(HUB).

     Phase I of the Agreement was funded in November 1997. The Company received $2,120,000 in exchange for 400,000 shares of Series B Preferred Stock. An additional 20,000 shares of Series B Preferred were issued as placement agent fees. Those shares along with 70,000 shares of Series B Preferred were converted to 900,000 shares of Common Stock during the year ended March 31, 1999.

     At the time of issuance, the Series B Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". The beneficial conversion feature was limited to the proceeds of the offering. Although the preferred stock was convertible immediately at the option of the holder, the conversion was limited in accordance with a restrictive covenant in the agreement in order to preserve the Company's HUB status. As a result, $961,540 in discount was deferred and recognized in fiscal 1999 when the Company elected not to renew its HUB status.

     In fiscal 1998, the Company issued convertible debt at a discount. The discount was limited to the proceeds of $371,000. The discount was deferred to 1999, again due to the preservation of the Company's HUB status. In 1999, the Company recognized the discount as interest expense.

     Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of Series C Preferred Stock (Series C Preferred). During the year ended March 31, 1999 all 99,057 shares of Series C Preferred were converted to 990,570 shares of the Registrant's Common Stock.

     At the time of issuance, the Series C Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering. Although the preferred stock was convertible immediately at the option of the holder, the conversion was limited in order to preserve the Company's HUB status. As a result, the recognition of the $870,004 discount was deferred until the Company elected not to renew its HUB status, making the preferred stock eligible for conversion during fiscal 1999.

     Phase III of the Agreement was funded in May through July 1998. The Company received $2,823,204 in exchange for 266,340 shares of Series D Preferred Stock. The Company paid $349,284 in cash and issued 13,317 shares of Series D Preferred Stock for placement agent fees. Also, options to purchase 255,850 shares

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

of Common Stock at $1.59 per share were issued as a part of the agreement. The stock options had a fair value of $1,061,723. During the year ended March 31, 1999 the 13,317 shares of Series D Preferred issued as placement agent fees were converted to 133,170 shares of the Registrant's Common Stock. Also during the year ended March 31, 1999, 70,000 shares of Series D Preferred were converted to 700,000 shares of the Registrant's Common Stock.

     At the time of issuance the Series D Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid in capital and an in-substance dividend to the related preferred stockholders. The beneficial conversion feature resulted in the recognition of a discount of $2,964,364, which is composed of the gross proceeds of the offering and the stated value of the Series D Preferred Stock issued for placement agent fees.

     During the year ended March 31, 1999, the Company received $53,000 for 5,000 shares of Series D Preferred Stock at $10.60 per share. Due to the Series D being oversubscribed, the Company issued 50,000 shares of Common Stock subject to Rule 144 restrictions.

     During fiscal 1999, the Company concluded the private placement of 119,668 shares of the Series E Preferred Stock at $30 per share. The Company paid approximately $415,800 in cash and issued 6,584 shares of the Series E Preferred Stock for placement agent fees. Also, options to purchase 90,584 shares of Common Stock at $4.50 per share were issued as part of the agreement. The options were valued at $434,994. The Series E Preferred offering raised proceeds of $3,590,040 as of March 31, 1999. At March 31, 1999, an additional $600,000 of gross proceeds (representing 20,000 shares of Series E Preferred) was subscribed from stockholders and was recorded as Preferred Stock Subscribed in the accompanying financial statements. Expenses for placement agent fees of $73,200 had not been paid as of March 31, 1999.

     At the time of issuance the Series E Series stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid in capital and an in-substance dividend to the related preferred stockholders. The beneficial conversion feature resulted in the recognition of a discount of $3,787,560, which is composed of the gross proceeds of the offering and the stated value of the Series E Preferred Stock issued for placement agent fees.

     The Company's convertible preferred stock had the following characteristics:

                DIVIDEND             LIQUIDATION                    CONVERSION             VOTING
DESCRIPTION     FEATURES             PREFERENCE                      FEATURES              RIGHTS
-----------    ----------            -----------                    ----------             ------
Series B           5%        Stated value ($5.30/share)     One for ten, subject to        None
               cumulative    plus accrued but unpaid        adjustment as defined, plus
                             dividends                      six warrants to purchase
                                                            six shares of common for
                                                            $1.50/share

Series C           6%        Stated value ($10.60/share)    One for ten, subject to        None
               cumulative    plus accrued but unpaid        adjustment as defined
                             dividends

Series D           6%        Stated value ($10.60/share)    One for ten, subject to        None
               cumulative    plus accrued but unpaid        adjustment as defined
                             dividends

Series E           6%        Stated value ($30.00/share)    One for ten, subject to        None
               cumulative    plus accrued but unpaid        adjustment as defined
                             dividends

All preferred stock dividends have been paid through the issuance of common stock.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

11. STOCK OPTIONS AND WARRANTS

     The Company has granted stock options to employees, outside consultants, and placement agents. Each stock option granted can be exercised for one share of Common Stock. Options are generally awarded at the discretion of the Board of Directors, expire after 1.5 to 10 years, and vest over periods ranging from immediately to 3 years.

     On July 18, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the Plan). The Plan authorizes 1,500,000 shares of Common Stock for future issuance. The Plan provides for options to be issued at not less than the fair market value of the Common Stock on the date of grant, and for a term of not more than 10 years.

     A summary of the status of the Company's stock options as of March 31, 1999, is presented below:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Options outstanding at beginning of period..................    622,170    $1.72
Options granted.............................................  1,427,934     4.50
Options exercised...........................................         --       --
Options forfeited...........................................   (275,500)    7.03
                                                              ---------    -----
Options outstanding at end of period........................  1,774,604    $3.13
                                                              =========    =====
Options exercisable at end of period........................  1,186,094
                                                              =========

     The weighted-average grant-date fair value of options granted during the year is as follows:

Exercise price less than fair value of stock on date of grant.............. $5.08
Exercise price equal to fair value of stock on date of  grant..............  4.33
Exercise price greater than fair value of stock on date of grant...........  3.26

     The following table summarizes outstanding stock options as of March 31, 1999:

                                                WEIGHTED
                                                 AVERAGE                                           WEIGHTED
                                OPTIONS         REMAINING        WEIGHTED         OPTIONS          AVERAGE
RANGE OF                     OUTSTANDING AT    CONTRACTUAL       AVERAGE       EXERCISABLE AT      EXERCISE
EXERCISE PRICE               MARCH 31, 1999   LIFE IN YEARS   EXERCISE PRICE   MARCH 31, 1999       PRICE
--------------               --------------   -------------   --------------   --------------   --------------
$ 1.50 to $ 2.25...........      880,850           4.0            $ 1.58           814,340          $1.58
  3.75 to   4.88...........      712,754           4.4              3.97           262,754           4.34
  6.81 to   8.63...........      180,000           6.1              7.37           109,000           7.22
 10.25 to  11.50...........        1,000           4.4             10.25                --             --
                               ---------                                         ---------
  1.50 to  11.50...........    1,774,604           4.4              3.13         1,186,094           2.71
                               =========                                         =========

     Stock options granted to employees were recorded as compensation expense in the amount of $177,965 to the extent the exercise price was less than the market price of the stock on the grant date, in accordance with APB No. 25.

     Stock options to non-employees as included above have been accounted for at the fair value of the options at the grant date as determined using the Black-Scholes option-pricing model. Options to consultants were recorded as professional fees in the amount of $232,300, and options granted for placement agent fees were valued at $1,496,667 for the year ended March 31, 1999.

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                           YEAR ENDED MARCH 31, 1999

     The pro forma compensation expense as defined by SFAS No. 123 for stock options granted to employees included in the pro forma information below is determined based on the fair value of the options at the grant date using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rates of 5.66% to 6.34%; no dividend yield; volatility of 0.985; and expected option lives of 2 to 5.25 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss and net loss per share information is as follows:

Net loss to common stockholders:
  As reported..........................................  $(16,404,539)
                                                         ============
  Pro forma............................................   (17,052,217)
                                                         ============
Basic and diluted net loss per share:
  As reported..........................................  $      (1.30)
                                                         ============
  Pro forma............................................         (1.35)
                                                         ============

     In addition, the Company has 2,550,000 warrants outstanding and exercisable as of March 31, 1999. As indicated in Note 5, 30,000 warrants were issued during the current year in connection with capital leases with an exercise price of $4.00 per share. Of these warrants, 28,000 were exercised in July 1999, and 2,000 expired on July 18, 1999. The remaining 2,520,000 warrants outstanding were issued during the year ended March 31, 1998 in connection with the Series B Preferred Stock Private Placement Agreement and have an exercise price of $1.50 and expire on January 31, 2000.

     During the year ended March 31, 1999, 420,000 warrants also previously issued in connection with the Series B Preferred Stock Private Placement were exercised for shares of Common Stock at $0.795 per share, totaling $333,900 in proceeds.

12. NET LOSS PER SHARE

     No potentially dilutive securities were included in the basic and diluted loss per share calculation as they would have been anti-dilutive. The following table summarizes additional common shares that would, if converted, dilute earnings. The number of common shares for each item is based on the number of potentially dilutive securities outstanding as of the end of the year. The figures presented for the convertible Preferred Stock assume that each preferred share was converted into 10 common shares.

                                                         MARCH 31, 1999
                                                         --------------
Series B convertible Preferred Stock..................      4,000,000
Series D convertible Preferred Stock..................      1,963,400
Series E convertible Preferred Stock..................      1,262,520
Stock options.........................................      1,774,604
Warrants..............................................      2,550,000
                                                           ----------
                                                           11,550,524
                                                           ==========

13. CONTINGENCIES

     As of March 31, 1999, the Company has agreed to settle its lawsuits related to the Company's relationship with a former consultant, Kenneth O'Neal ("O'Neal") and a firm which he controls, Argus Management, Inc. ("Argus"). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. The Company vigorously defended this lawsuit and filed a related suit against O'Neal and Argus in Travis County, Texas on February 6, 1998, alleging fraud, usury in connection with the promissory notes, and seeking an order

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                           YEAR ENDED MARCH 31, 1999

from the Court demanding that Argus transfer 293,185 shares of Common Stock of the Company, held by Argus, to various stockholders who have previously purchased such shares (the "Argus Related Shares"). The agreed upon settlement provides that Argus return 200,250 shares of the Company's Common Stock to the Company, that the Company tender $250,000 to Argus and that the Company issue the balance of 92,935 shares of Common Stock as restricted shares. The parties have agreed to cancel the two promissory notes from the Company to Argus and write-off an accounts receivable from Argus in the amount of $65,000 and release all other claims among the parties.

     During the year ended March 31, 1999 the Company incurred a business obligation with a consulting firm, whose principal is an officer of the Company, and an individual, who is a Director of the Company. The consulting firm also has a financial arrangement with another Director of the Company. The Consulting firm is claiming compensation of 250,000 shares of the Company's common stock for services allegedly performed. The Company disputes the validity of the claim. As of September 28, 1999, no compromise of this claim has been reached.

14. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

     The following significant adjustments were made during the fourth quarter of the year ended March 31, 1999:

DESCRIPTION                                                 AMOUNT
-----------                                               -----------
Inventory charge.......................................   $  (232,000)
Consulting agreement...................................      (550,000)
                                                          -----------
Net decrease in income.................................   $  (782,000)
                                                          ===========
Per share decrease in income...........................   $     (0.06)
                                                          ===========

15. SUBSEQUENT EVENTS

     Subsequent to March 31, 1999, an additional 399,995, 177,335 and 130,247 shares of Series B Preferred, Series D Preferred and Series E Preferred, respectively, were converted for an aggregate of 7,075,770 shares of the Company's Common Stock.

     As of March 31, 1999, the Company received commitments to purchase approximately $4.5 million in Common Stock. In April through June 15, 1999, the Company received approximately $3.3 million in a private placement, which has been used to retire debt, decrease past due accounts payable and pay operating expenses.

     On June 26, 1999, the Company entered into an employment agreement with its President and Chief Executive Officer which calls for an established base annual salary and a stock option to purchase 1,362,950 shares of Common Stock with a vesting period over two years. This agreement is terminable by either party at any time. In connection with this agreement, the Company also loaned $100,000 at an interest rate of 8% with principal and interest due on July 16, 2000.

     On July 28, 1999, the Company was sued by its former President and Chief Technology Officer seeking more than $50,000, excluding costs and attorneys' fees. A settlement was reached during mediation on September 20, 1999. Formal settlement documents are being prepared for execution by the parties to the lawsuit. The terms of the

                      MSI HOLDINGS, INC. AND SUBSIDIARIES

                           YEAR ENDED MARCH 31, 1999

settlement are confidential, but there is no material adverse effect on the Company's results of operations or financial condition from the settlement terms.

     On August 9, 1999, the stockholders approved an amendment to the 1998 Stock Option Plan to increase the number of common shares reserved for future issuance from 1,500,000 to 4,500,000 shares.

     On August 9, 1999, the stockholders approved the Non-Employee Directors Stock Option Plan. The Plan provides for the grant of nonqualified options, as defined by the Internal Revenue Code, to directors who are not employees of the Company.

NOTE 16: RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the accompanying financial statements for the year-ended March 31, 1999 to (i) effect for the limitation of dividend recognition by $10,551,000 related to the beneficial conversion features on the convertible preferred stock issuances (previously, the Company did not limit the recognition of a discount and the related dividend to the proceeds raised in the issuance), (ii) record additional consulting fees of $269,000 incurred during the year but not previously recognized, (iii) record additional stock compensation expense of $225,000 not previously recognized for options issued during the year, (iv) record amortization of interest expense of $371,000 related to prior year debt discounts, and (v) record various other items resulting in additional expense of $119,000. The following table shows the restated results of operations for the period compared to previously reported results:

                                                                 Previously
                                            As Restated           Reported
                                            ------------        ------------
Net loss                                   $ (7,457,202)      $  (6,472,943)
Preferred stock dividends and discounts      (8,947,337)        (19,498,451)
Net loss to common stockholders             (16,404,539)        (25,971,394)
Basic and diluted net loss per share              (1.30)              (2.06)

                          INDEPENDENT AUDITOR'S REPORT

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, and the Company has suffered losses from operations for the years ended March 31, 1998 and current liabilities exceed current assets by $192,080 at March 31, 1998, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                                          /s/  BROWN, GRAHAM & COMPANY, P.C.

Georgetown, Texas
June 9, 1998, except as the fifth paragraph above and Note 14, which are as of October 9, 1998

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 1998

                                     ASSETS

Current assets:
  Cash and cash equivalents                                            $    25,786
  Accounts receivable - Trade                                              150,851
  Inventory                                                                285,023
  Short-term Investment, restricted (Note 4)                             1,350,000
  Other receivables - Advances (Note 2)                                     86,961
                                                                       -----------
      Total current assets                                               1,898,621
                                                                       -----------

Property, plant and equipment, net (Note 3)                                800,831
                                                                       -----------

      Total assets                                                     $ 2,699,452
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                             $   300,035
  Other accrued expenses                                                   169,336
  Bank line of credit (Note 4)                                           1,228,966
  Current maturities of long-term debt (Note 5)                            151,267
  Current portion of obligations under
    capital leases (Note 6)                                                 41,097
  Other notes payable (Note 13)                                            200,000
                                                                       -----------
      Total current liabilities                                          2,090,701
                                                                       -----------
Long-term liabilities:
  Notes payable (Note 5)                                                   367,522
  Obligations under capital leases (Note 6)                                149,560
  Deferred Rent                                                            145,620
                                                                       -----------
      Total long-term Notes                                                662,702
                                                                       -----------
Commitments and contingencies (Notes 9 & 13)
      Total liabilities                                                  2,753,403
                                                                       -----------
Stockholders' equity (Note 10)
   Preferred stock Series B; $5.30 stated value;
     490,000 shares authorized, issued & outstanding                     2,597,000
   Preferred stock Series C; $10.60 stated value;
     99,057 shares authorized, issued & outstanding                      1,050,004
   Common stock at $.10 par value; 50,000,000
     authorized, 11,506,846 shares issued & outstanding                  1,150,685
   Additional paid-in capital                                            1,085,698
   Accumulated deficit                                                  (5,937,338)
                                                                       -----------
      Total stockholders' equity                                           (53,951)
                                                                       -----------
      Total liabilities and stockholders' equity                       $ 2,699,452
                                                                       ===========





The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998



         Revenues:
             Hardware, software and peripherals                   $  1,350,869
             Service, support and integration                          704,241
             Networks, LAN/WAN                                         685,711
                                                                  ------------

         Total revenues                                              2,740,821
                                                                  ------------

         Cost of goods sold:
             Hardware, software and peripherals                      1,406,612
             Service, support and integration                        1,027,617
             Networks, LAN/WAN                                       1,185,572
                                                                  ------------

             Total cost of goods sold                                3,619,801
                                                                  ------------

         Gross margin (deficit)                                       (878,980)
                                                                  ------------

         Selling, general and administrative expenses:
             Salaries and benefits                                   1,299,003
             Professional fees and consultants                         361,075
             Advertising and marketing                                  55,561
             Occupancy                                                 392,500
             Depreciation                                              178,892
             Vehicle expense                                           106,131
             Other expense                                             272,978
             Interest expense                                          294,198
             Provision for uncollectible accounts                       73,252
                                                                  ------------

             Total selling, general and administrative expenses      3,033,590
                                                                  ------------

         Net loss                                                   (3,912,570)

         Plus: Preferred stock dividends                            (1,890,769)
                                                                  ------------

         Net loss available to common stockholders                $ (5,803,339)
                                                                  ============

         Basic and diluted net loss per share                     $       (.53)
                                                                  ============

         Basic and diluted weighted average shares outstanding      10,998,874



The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
                       FOR THE YEAR ENDED MARCH 31, 1998




                                          Series B                       Series C                    Common Stock
                                   -------------------------     -------------------------     -------------------------
                                     Shares         Amount         Shares         Amount         Shares         Amount
                                   ----------     ----------     ----------     ----------     ----------     ----------
Balance March 31, 1997                      0              0              0              0     10,764,733      1,076,473
Common stock issued:
  Interest                                  0              0              0              0         10,286          1,029
  Compensation                              0              0              0              0        414,900         41,490
  Preferred stock dividend                  0              0              0              0         23,742          2,374
Preferred stock issued:
  Private Placement                   420,000      2,226,000         99,057      1,050,004              0              0
  Senior Debt                          70,000        371,000              0              0              0              0
Preferred stock dividend
  discount                                  0              0              0              0              0              0
Stock option for:
  Compensation                              0              0              0              0              0              0
  Placement agents                          0              0              0              0              0              0
Cash received for
  uncertificated stock                      0              0              0              0        293,185         29,319
Common stock-uncertificated
  issued for note receivable                0              0              0              0              0              0
Note receivable offset against
 common stock subscribed                    0              0              0              0              0              0
Net loss                                    0              0              0              0              0              0
                                   ----------     ----------     ----------     ----------     ----------     ----------
Balance March 31, 1998                490,000     $2,597,000         99,057     $1,050,004     11,506,846     $1,150,685
                                   ==========     ==========     ==========     ==========     ==========     ==========



                                            Common Stock
                                      -------------------------      Additional
                                             Subscribed             (Discount on)       Accum-
                                      -------------------------       Paid - In         ulated
                                       Shares          Amount          Capital          Deficit           Total
                                      --------      -----------     -------------     -----------      -----------
Balance March 31, 1997                       0                0       (1,046,058)        (133,999)        (103,584)
Common stock issued:
  Interest                                   0                0            4,114                0            5,143
  Compensation                               0                0          250,367                0          291,857
  Preferred stock dividend                   0                0           56,294          (58,668)               0
Preferred stock issued:
  Private Placement                          0                0                0         (975,641)       2,300,363
  Senior Debt                                0                0                0                0          371,000
Preferred stock and Senior
  Debt dividend discount                     0                0          856,460         (856,460)               0
Stock option for:
  Compensation                               0                0           93,750                0           93,750
  Placement agents                           0                0          387,641                0          387,641
Cash received for
  uncertificated stock                       0                0          483,130                0          512,449
Common stock-uncertificated
  issued for note receivable           543,000          407,250                0                0          407,250
Note receivable offset against
 common stock subscribed              (543,000)        (407,250)               0                0         (407,250)
Net loss                                     0                0                0       (3,912,570)      (3,912,570)
                                   -----------      -----------      -----------      -----------      -----------
Balance March 31, 1998                       0      $         0      $ 1,085,698      $(3,912,570)     $   (53,951)
                                   ===========      ===========      ===========      ===========      ===========



The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998


 Cash flows from operating activities:
    Net loss                                                      $(3,912,570)
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation expense                                           178,892
       Stock issued for compensation and placement agent fees         291,857
       Stock options issued for compensation                           93,750
       Stock issued for interest                                        5,143
       Change in trade receivables                                    832,062
       Change in inventory                                            (19,569)
       Change in accounts payable                                    (577,325)
       Change in Deferred rent                                        145,620
       Change in accrued expenses                                      57,775
                                                                  -----------

         Net cash used by operating activities                     (2,904,365)
                                                                  -----------
Cash flows from investment activities:
    Purchase of property & equipment                                 (195,685)
    Purchase of short term investment                              (1,350,000)
    Additional notes receivables                                     (142,265)
    Proceeds from notes receivables                                   477,645
    Proceeds from other receivables                                   162,793
    Additional other receivables                                     (121,341)
                                                                  -----------

         Net cash used by investing activities                     (1,168,853)
                                                                  -----------

Cash flows from financing activities:
    Proceeds from line of credit (net)                                504,076
    Proceeds from other notes payable                                 200,000
    Payments on long-term debt                                       (162,153)
    Payments on capital lease obligations                             (32,485)
    Proceeds from private placement of preferred stock              2,688,004
    Proceeds from issuance of common stock                            512,450
    Proceeds from senior convertible debt                             371,000
                                                                  -----------

         Net cash provided by financing activities                  4,080,892
                                                                  -----------

         Net increase in cash                                           7,674

Cash as beginning of period                                            18,112
                                                                  -----------

Cash at end of period                                             $    25,786
                                                                  ===========



The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED) - CONTINUED
                        FOR THE YEAR ENDED MARCH 31, 1998


Supplemental disclosure:
    Cash paid during the year for:
        Interest                                                          $232,578


Supplemental schedule of non-cash investing and financing activities:
        Preferred stock issued for placement agent fees                   $156,000
        Stock options:
           Compensation                                                     93,750
        Common stock issued for:
           Compensation                                                    291,857
           Interest on debt                                                  5,143
           Preferred stock dividends                                        58,668
        Common stock subscribed for note receivable                        407,250
        Debt converted to preferred stock                                  371,000
        Inventory received for other notes receivable                       84,394
        Discount on preferred stock issued for dividend                    856,460



The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                       FOR THE YEAR ENDED MARCH 31, 1998

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

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements for the years ended March 31, 1998 include the accounts and transactions of MSI and MSI-Texas. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements. MSI, however, did not have any material asset or liability accounts or account balances. With the exception of MSI's equity accounts and a deficit retained earnings of $5.7 million, the significant account balances belong to MSI-Texas.

         CASH AND CASH EQUIVALENTS:

         Cash equivalents consist primarily of funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998


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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

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

         NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

         A summary of the Company's investment in property, plant and equipment at March 31, 1998, is as follows (see Note 5 and 6):

               Equipment, Furniture and Fixtures              $  613,184
               Transportation Equipment                          253,204
               Leasehold Improvements                            307,790
                                                              ----------
                                                               1,174,178
                      Less Accumulated Depreciation              373,347
                                                              ----------
               Net Property, Plant and Equipment              $  800,831
                                                              ==========


         Depreciation charged against income for the years ended March 31, 1998 was $178,892.

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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

         NOTE 5 - NOTES PAYABLE

         Long-term notes payable consist of the following amounts at March 31, 1998:

         Austin Community Development Corporation, $100,000 equipment loan dated May 29,
         1996, secured by equipment and accounts receivable. Loan requires interest payments at 9% for the first six months, principal and interest payments thereafter of $2,224 beginning in February 1997. Loan will mature
         over a 60 month period ending January 2002.                                              $  81,327

         Austin Community Development Corporation, $100,000 working capital loan dated June 14, 1995, secured by equipment and accounts receivable. Loan is due in 48 monthly principal installments of $2,083 along with
         interest of 9% beginning in July 1996. Loan will mature in June 2000.                       56,497

         Neighborhood Commercial Management Program, $75,000 loan from City of
         Austin dated June 8, 1995, secured by second lien on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of $1,347 beginning January 1996. Interest rate of 0% until December 1995, thereafter 3% rate to maturity. Loan will
         mature over a 60 month period ending December 2000.                                        43,104

         Neighborhood Commercial Management Program, $250,000 loan from City of
         Austin dated August 12, 1996, secured by second lien on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of $4,492 beginning January 1997. Interest rate of 0% until December 1996, thereafter 3% rate to maturity. Loan will
         mature over a 60 month period ending December 2001.                                      191,194

         Bank One Texas, N.A., $200,000 loan dated June 26, 1996, secured by a first lien on equipment and leasehold improvements. Loan is due in 60 monthly principal installments of $3,333 along with interest equal to the Bank One Texas, N.A. base rate plus 2%. Subsequent to March 31,
         1998, loan was paid in full.                                                             146,667

                                                                                                  518,789
         Less current portion                                                                    (151,267)
                                                                                                ---------
                                                                                                $ 367,522
                                                                                                =========

         Following are maturities of long-term debt for each of the next five years:

         YEAR ENDED MARCH 31,
         ---------------------
                 1999                                  $  151,267
                 2000                                     153,067
                 2001                                     134,348
                 2002                                      80,107

         The officers of the Company have personally guaranteed all notes.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

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

         NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company had notes receivable from certain related parties at March 31, 1997, in the amount of $419,774. These related parties are owned and controlled by majority stockholders of the Company. During the year ended March 31, 1998, the Company loaned an additional $142,265 to these related entities and received payments in the amount of $562,039. At March 31, 1998, the Company did not have any notes receivables or payables to related parties. The Company did not have sales or purchases with the related parties for the years ended March 31, 1998.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

         NOTE 9 - COMMITMENTS

         The Company leases its principal general offices and warehouse facilities. The leases expire at May 31, 2008. Future minimum lease payments are as follows:


         YEAR ENDED MARCH 31,1999                    $  133,296
                2000                                    142,464
                2001                                    149,340
                2002                                    168,480
                2003                                    179,010
                2004                                    189,540
                2005                                    200,070
                2006                                    210,600
                2007                                    221,070
                2008                                    231,660
                2009                                     40,365
                                                     ----------
                         TOTAL                       $1,865,895
                                                     ==========

         The total rental obligation under the above contract for the year ended March 31, 1998, was $109,980.

         NOTE 10 - STOCKHOLDERS' EQUITY

         In October 1997, the Company completed a Private Placement Agreement, (the "Agreement") with a group of accredited investors. The Agreement provides for three "Phases" of financing.

         Phase I of the Agreement was funded in November 1997. The Company received $2,120,000 in exchange for 400,000 shares of series B preferred stock (5% cumulative, convertible, non-voting, stated value $5.30) ,(the "Series B Stock"). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock subject to adjustment and six warrants, (the "Warrants") for the purchase of six shares of common stock at $1.50 per share. The Company paid $302,000 and issued 20,000 shares of series B preferred stock for placement agent fees in Phase I. Also options to purchase 400,000 shares of common stock at $1.50 per share were issued as a part of the Agreement. The common stock had a fair value of $0.57 per share at the grant date resulting in $367,350 in placement agent fees.

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

         Phase II of the Agreement was funded in February 1998. The Company received $1,000,004 in exchange for 94,340 shares of series C preferred stock (6% cumulative, convertible, non-voting, stated value, $10.60), (the "Series C Stock). Each share of preferred stock is initially convertible into 10 shares of the Company's common stock, subject to adjustment. The Company paid $130,000 and issued 4,717 shares of series C preferred stock for placement agent fees. Also options to purchase 47,170 shares of common stock at $4.00 per share were issued as a part of the Agreement. The common stock had a fair value of $0.57 per share at the grant date resulting in $20,291 in placement agent fees.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

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
                                                    =======

         The following table summarizes the information about the stock options as of March 31, 1998:


                          Weighted                   Weighted                                 Weighted
                           Number                     Average              Average             Number          Average
         Range of         Outstand-                  Remaining             Exercise          Exercisable       Exercise
         Exercise          ing at                   Contractual              Price               At             Price
          Price           March 31                     Life              (Total Shares)      March 31       (Exer. Shares)
         ---------        ---------                 -----------          --------------      -----------    --------------
         $    1.50           50,000(1)                5 years            $         1.50               --    $         1.50
              2.25           25,000(1)                2 years                      2.25               --              2.25
              1.50          100,000(1)                5 years                      1.50               --              1.50
              1.50          400,000(2)                5 years                      1.50          400,000              1.50
              4.50           47,170(2)                6 years                      4.00               --              4.00
              1.50
         ---------        ---------                 -----------          --------------      -----------    --------------
         $    4.00          622,170                   5 years            $         1.72          400,000    $         1.50
         =========        =========                 ===========          ==============      ===========    ==============

         (1) Options issued to employees for past services.
         (2) Options granted for placement agent fees (Note 10)

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

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

         At March 31, 1998, the Company had warrants outstanding to acquire 2,940,000 shares of common stock. All of the warrants were eligible to be exercised at year end. The following table summarizes the information about the warrants as of March 31, 1998:


                                Number
          Exercise           Outstanding          Expiration
            Price              March 31              Date
          --------           -----------          ----------
          $   1.50               120,000           1/31/2000
          $   1.50             2,400,000           1/31/2000
          $  0.795               300,000           1/31/2000
          $  0.795               120,000           1/31/2000
                              ----------
                               2,940,000
                              ==========

         In addition, all of the warrant contracts prohibit exercise of the warrants if the HUB status of the Company is compromised upon such exercise.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

         NOTE 12 - EARNINGS PER SHARE

         The following data details the amounts used in computing earnings per share (EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                          1998
                                                      ------------
         Loss from continuing operations              $ (3,766,950)
         Less: Preferred dividends                      (3,471,170)
                                                      ------------
         Loss available to common shareholders
            used in basic EPS                         $ (7,238,120)
                                                      ============
         Weighted average number of common shares
            used in basic EPS                           10,998,874
         Effect of dilutive securities:
            Stock options                                       --
            Warrants                                            --
                                                      ------------
         Weighted number of common shares and
            dilutive potential common stock used
            in diluted EPS                              10,998,874
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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

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

         NOTE 14 - SUBSEQUENT CHANGE

         Subsequent to issuing the March 31, 1998, audited financial statements and accompanying auditor's report dated June 9, 1998 and September 15, 1999, additional adjustments to the financial statements were recorded for undocumented obligations of the Company's common stock. An adjustment has been made to record the Company's obligation to issue 362,400 shares of common stock for compensation in the amount of $256,295, to the Company's employees, consultants and stockholder's prior to March 31, 1998. Also an adjustment was made to record 543,000 shares of common stock subscribed in the amount of $407,250 for a note receivable. The note receivable has been offset against the common stock subscribed in the accompanying financial statements.

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

         Also, an adjustment has been made to limit the discount on the preferred stock offerings described in Note 10 to the net proceeds of the offering. A decrease in discount recognized in the amount of $1,112,139 has been recorded.

         Also, an adjustment has been made to record the discount on the senior convertible debt offering as interest expense in the amount of $371,000.

         The following adjustments have been included in accompanying financial statements:

                                                          BALANCE AS                        BALANCE AFTER
                                                          PREVIOUSLY                         SUBSEQUENT
         CONSOLIDATED BALANCE SHEET ADJUSTMENTS:           REPORTED       ADJUSTMENTS        ADJUSTMENTS
                                                          ----------      -----------       -------------
         Deferred rent                                   $        --      $   145,620       $     145,620
         Other accrued expenses                              153,240           16,096             169,336
         Common stock                                      1,085,126           65,559           1,150,685
         Additional paid-in capital                        2,491,459          409,142           2,900,601
         Accumulated deficit                              (7,115,822)        (636,419)         (7,752,241)

         CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:
         Selling, General and Administrative expenses      3,190,842          213,748           3,404,590
         Net loss                                         (3,510,653)        (772,917)         (4,283,570)
         Preferred stock dividend                          3,471,170         (136,498)          3,334,672
         Net loss available to common stockholders        (6,981,823)        (636,419)         (7,618,242)
         Basic and diluted loss per share                       (.65)            (.04)               (.69)
         Basic and diluted shares outstanding             10,785,717          213,157          10,998,874

         On October 14, 1998, the Company changed its name to MSI Holdings, Inc.

                               INDEX TO EXHIBITS

     Exhibit
     Number                      Description
     -------                     -----------
      27.1                  Financial Data Schedule