Form 10QSB/A
period 1999-06-30
MSI HOLDINGS INC/
filed 1999-11-12
CIK 68619

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                 FORM 10-QSB/A

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                          or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                             ----------------------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]


As of June 30, 1999 the Registrant had 22,650,212 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes (X) NO ( )


--------------------------------------------------------------------------------

                               MSI HOLDINGS, INC.

                                 FORM 10-QSB/A
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE

         Item 1.           Consolidated Financial Statements (unaudited)          3

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                    9


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                      12

         Item 2.           Changes in Securities and Use of Proceeds              12

         Item 3.           Defaults on Senior Securities                          12

         Item 4.           Submission of Matters to a Vote of Security Holders    12

         Item 5.           Other Matters                                          12

         Item 6.           Exhibits and Reports on Form 8-K                       12

SIGNATURE PAGE                                                                    13

                         PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MSI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS                                                                                             June 30,
  Current assets                                                                                     1999
                                                                                                 ------------
                                                                                                  (restated)
      Cash                                                                                       $    385,132
      Accounts receivable - trade                                                                     403,169
      Inventory                                                                                        14,742
      Other receivables - advances                                                                     78,377
      Other current assets                                                                             57,516
                                                                                                 ------------
            Total current assets                                                                      938,936
 Property, plant, and equipment, net                                                                2,047,785
                                                                                                 ------------
 TOTAL ASSETS                                                                                    $  2,986,721
                                                                                                 ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
      Accounts payable - trade                                                                   $    309,748
      Other accrued expenses                                                                          141,442
      Current maturities of notes payable                                                             196,728
      Current portion of obligations under capital leases                                             118,736
                                                                                                 ------------
      Total current liabilities                                                                       766,654

 Long-term liabilities
      Notes payable                                                                                    42,224
      Obligations under capital leases                                                                667,447
      Deferred rent                                                                                   202,419
                                                                                                 ------------
            Total long-term liabilities                                                               912,090
  Commitments and contingencies                                                                            --
                                                                                                 ------------
      Total liabilities                                                                             1,678,744
                                                                                                 ------------

 Stockholders' equity
      Preferred stock; 10,000,000 shares authorized:
           Convertible preferred stock Series B; $5.30 stated value; 490,000 authorized,
           5 shares issued  and outstanding                                                                27
           Convertible preferred stock Series D; $10.60 stated value; 279,657 authorized,
           19,005 shares issued and outstanding                                                       201,453
           Convertible preferred stock Series E; $30.00 stated value; 157,500 authorized,
           16,005 shares issued and outstanding                                                       480,150
      Common stock at $.10 par value; 50,000,000 authorized, 22,650,212
            shares (excluding 200,250 shares held in treasury) issued and outstanding               2,265,021
      Additional paid-in capital                                                                   22,501,695
      Accumulated deficit                                                                         (24,140,369)
                                                                                                 ------------
            Total stockholders' equity                                                              1,307,977
                                                                                                 ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $  2,986,721
                                                                                                 ============


The accompanying notes are an integral part of these financial statements

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three months ended
                                                                            June 30,
                                                                   1999                 1998
                                                               ------------         ------------
Revenues:                                                       (restated)
     Hardware, software and peripherals                        $    120,287         $    503,632
     Networks, LAN/WAN                                               58,990               23,898
     Service, support and integration                               260,789               74,099
     Broadband Internet services                                      9,077                   --
                                                               ------------         ------------
                                                                    449,143              601,629
                                                               ------------         ------------

 Cost of Goods Sold:
     Hardware, software and peripherals                             185,912              419,204
     Networks, LAN/WAN                                              194,482               17,207
     Service, support and integration                                81,386               64,735
     Broadband Internet services                                     45,666                   --
                                                               ------------         ------------
                                                                    507,446              501,146
                                                               ------------         ------------
 Gross margin                                                       (58,303)             100,483
                                                               ------------         ------------

 Selling, General and Administrative Expenses:

     Salaries and benefits                                          696,214              668,933
     Professional fees and consultants                              414,497              295,442
     Occupancy                                                       94,560               89,679
     Depreciation and amortization                                   97,586               52,991
     Vehicle expense                                                  7,229               34,610
     Other Expense                                                  100,176               99,375
                                                               ------------         ------------
     Total Selling, General and Administrative Expenses           1,410,262            1,241,030
     Interest expense, net                                           48,556              391,636
                                                               ------------         ------------

 Net Loss                                                      $ (1,517,121)        $ (1,532,183)
                                                               ============         ============

 Preferred stock dividends and discounts                           (669,013)          (4,005,641)
                                                               ------------         ------------

 Net loss to Common stockholders                               $ (2,186,134)        $ (5,537,824)
                                                               ============         ============

 Basic and diluted net loss per share                          $      (0.12)        $      (0.48)
                                                               ============         ============

 Basic and diluted weighted average shares outstanding           18,453,956           11,507,002
                                                               ============         ============




The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Three months ended
                                                                                         June 30,
                                                                                 1999                 1998
                                                                              -----------         -----------
Cash flows from operating activities:                                          (restated)
   Net loss                                                                   $(1,517,121)        $(1,532,183)
       Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization expense                                     97,586              52,991
         Amortization of debt discount                                                 --             371,000
         Amortization of deferred rent                                             10,135                  --
      Common stock and options issued for compensation                                 --             109,500
     Changes in operating assets and liabilities:
        Accounts receivable - trade                                               172,062            (154,314)
        Inventory                                                                 (14,742)             99,451
        Other receivables - advances                                                1,322             (91,140)
        Accounts payable - trade                                               (1,463,463)           (110,797)
        Other accrued expenses                                                     (2,043)             37,037
                                                                              -----------         -----------
 Net cash used in operating activities                                         (2,716,264)         (1,218,455)
                                                                              -----------         -----------

 Cash flows from investing activities:
        Purchase of property, plant, and equipment                               (117,716)           (193,071)
        Proceeds from sales leaseback transaction                                 127,685                  --
                                                                              -----------         -----------
 Net cash used in investing activities                                              9,969            (193,071)
                                                                              -----------         -----------

 Cash flows from financing activities:
    Payments on bank line of credit                                              (200,000)           (158,966)
    Payments on notes payable                                                     (49,973)           (170,900)
    Payments on obligations under capital leases                                  (13,481)            (22,404)
    Proceeds - private placement of preferred stock                               526,800           1,746,094
    Proceeds - issuance of restricted common stock                              2,819,610                  --
                                                                              -----------         -----------
 Net cash provided by financing activities                                      3,082,956           1,393,824
                                                                              -----------         -----------

 NET CHANGE IN CASH                                                               376,661             (17,702)
 CASH AT BEGINNING OF PERIOD                                                        8,471              25,786
                                                                              ===========         ===========
 CASH AT END OF PERIOD                                                        $   385,132         $     8,084
                                                                              ===========         ===========



The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Three months ended
                                                                                                June 30,
                                                                                          1999             1998
                                                                                       ----------       ----------
Supplemental disclosure:                                                               (restated)
  Cash paid during the year for:
         Interest                                                                       $ 44,491        $   20,636

 Supplemental schedule of non-cash investing and financing activities: Preferred stock issued for :
           Placement agent fees                                                         $     --        $  100,350
      Stock options or warrants issued for:
           Placement agent fees                                                               --           539,619
      Common stock issued for:
           Preferred stock dividends                                                      69,013            66,743
      Discount on preferred stock issued                                                 600,000         3,938,898



The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JUNE 30, 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1999, as reported in the Form 10-KSB as amended have been omitted.

GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,517,121 for the three months ended June 30, 1999. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund operations and capital improvements.

At March 31, 1999, the Company had completed arrangements with a private investment group for the private placement of up to 1.5 million shares of the Company's Common Stock to raise approximately $4.5 million in capital. From April through July 15, 1999, the Company received approximately $3.2 million in this private placement. The Company received $526,800 in net proceeds from the private placement of 20,000 shares of the Company's Series E Preferred Stock, $30 stated value (the "Series E Preferred") during the three months ended June 30, 1999. These funds have been used to retire debt, decrease past due accounts payable and pay operating expenses. In addition, management closed a substantial contract with GTE during the year ended March 31, 1999. In the first quarter of fiscal year 2000, the Company established an affiliation with Southwestern Bell as a Digital Subscriber Line ("xDSL") service reseller which will foster its ability to provide state-of-the-art connectivity services.

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

NOTE 2 - BANK LINE OF CREDIT

The Company had a secured line of credit agreement with a bank which was paid in full at April 30, 1999 and was not renewed.

NOTE 3 - NOTES PAYABLE

The Company was out of compliance with debt covenants on certain notes payable as of June 30, 1999. Amounts outstanding related to these notes have been classified as current liabilities.

NOTE 4 - STOCKHOLDERS' EQUITY

During the three months ended June 30, 1999, the Company received gross proceeds of $600,000 from the Private Placement of 20,000 shares of Series E, 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $30.00 per share. The Company paid $73,200 in cash for payment of commission fees of the Private Placement. Each share of Preferred E stock is initially convertible into ten shares of the Company's Common Stock.

At the time of issuance the Series E Preferred Stock was convertible to Common Stock at an amount that was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid in capital and an in-substance dividend to the related preferred stockholders. The beneficial conversion feature resulted in the recognition of a discount of $600,000 in the quarter ended June 30, 1999, which is equivalent to the gross proceeds of the offering.

During the quarter ended June 30, 1999, 399,995 shares of Series B, 177,335 shares of Series D, and 130,247 shares of Series E Preferred Stock were collectively converted to 7,075,770 shares of Common Stock.

During the quarter ended June 30, 1999, the Company issued 944,033 shares of common stock in a private placement resulting in net proceeds of $2,819,610. The Company paid $115,000 in cash and issued 15,000 shares of common stock for payment of commission fees of the private placement.

During the quarter ended June 30, 1999, 12,057 shares of common stock were issued as preferred stock dividends and were recorded as a reduction of retained earnings in the amount of $69,013.

NOTE 5 - RESTATEMENT OF EARNINGS

The Company has restated earnings for the period ended June 30, 1999 primarily to effect for the limitation of dividend recognition related to the beneficial conversion features on the convertible preferred stock issuances. Previously, the Company did not limit the recognition of a discount and the related dividend to the proceeds raised in the issuance. The following table shows the restated results of operations for the period compared to previously reported results:


                                                              As Restated         Previously Reported
                                                             --------------      -----------------------

    Net loss                                            $      (1,517,121)    $             (1,799,857)
    Preferred stock dividends and discounts                      (669,013)                     (69,013)
    Net loss applicable to common stockholders                 (2,186,134)                  (1,868,870)
    Basic and diluted net loss per share                            (0.12)                       (0.09)

NOTE 6 - CONTINGENCIES AND LEGAL MATTERS

During the year ended March 31, 1999, the Company incurred a business obligation with a consulting firm whose principal is an officer of the Company, and an individual, who is a Director of the Company. The consulting firm also has a financial arrangement with another Director of the Company. The consulting firm is claiming compensation of 250,000 shares of the Company's common stock for services allegedly performed. The Company disputes the validity of the claim. As of September 28, 1999, no compromise of this claim has been reached.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 1999, an additional 8,000 shares of the Company's Series E Preferred Stock were converted into 80,000 shares of the Company's Common Stock.

On July 28, 1999, the Company was sued by its former President seeking more than $50,000, excluding costs and attorneys' fees. A settlement was reached during mediation on September 20, 1999. Formal settlement documents are being prepared for execution by the parties to the lawsuit. The terms of settlement are confidential, but there is no material adverse effect on the Company's results of operations or financial condition from the settlement terms.

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

In September 1999, we received $1,250,000 in bridge loans from three accredited individuals. These promissory notes bear interest of 8 1/4% per annum and mature in March 2000 or upon consummation of a secondary public offering, whichever is sooner. In connection with these loans, stock warrants were issued to purchase an aggregate of 125,000 shares of our common stock with an exercise price of $0.10 per share. The shares of common stock into which these warrants are exercisable as "restricted" securities and are subject to the provisions of Rule 144 under the Securities Act.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-QSB contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this report such as "believe", "anticipate", "expect", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including those under the section entitled "OTHER FACTORS THAT MAY AFFECT OPERATING RESULTS," which consist primarily of a brief discussion of certain risks which are in their entirety forward-looking statements, and those included in the Company's other reports previously filed with the commission, including the disclosures in the "RISK FACTORS" section appearing in the Form 10-KSB, as amended, for the fiscal year ended March 31, 1999.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Quarterly Report, and
(ii)the Company's financial statements and accompanying notes appearing in the Company's Form 10-KSB, as amended, for the fiscal year ended March 31, 1999, as filed with the Commission.

RESULTS OF OPERATIONS

    Quarter Ended June 30, 1999, compared with the Quarter Ended June 30, 1998:

                                Comparison Table


                                                       HARDWARE
                                                       SOFTWARE                        SERVICE,
                                        BROADBAND        AND           NETWORKS       SUPPORT AND
                                        INTERNET      PERIPHERALS      LAN/WAN        INTEGRATION       TOTAL
                                      ------------    ------------    ------------    ------------   ------------

QUARTER ENDED JUNE 30, 1999

Revenues                              $      9,077    $    120,287    $     58,990    $    260,789   $    449,143

Cost of goods sold                          45,666         185,912         194,482          81,386        507,446

Gross profit (loss)($)                     (36,589)        (65,625)       (135,492)        179,403        (58,303)

Gross profit (loss)(%)                     (403.10)          (54.6)         (229.7)           68.8          (13.0)

QUARTER ENDED JUNE 30, 1998

Revenues                              $         --    $    503,632    $     23,898    $     74,099   $    601,629

Cost of goods sold                              --         419,204          17,207          64,735        501,146

Gross profit (loss)($)                          --          84,428           6,691           9,364        100,483

Gross profit (loss)(%)                          --            16.8            28.0            12.6           16.7

INCREASE/(DECREASE)


Revenues                              $      9,077    $   (383,345)   $     35,092    $    186,690   $   (152,486)

Cost of goods sold                          45,666        (233,292)        177,275          16,651          6,300

Gross profit (loss)($)                     (36,589)       (150,053)       (142,183)        170,039       (158,786)

Gross profit (loss)(%)                      (403.1)          (71.4)         (257.7)           56.2          (29.7)

         Total revenues for the quarter ended June 30, 1999, decreased $152,486, or 25.3%, from the total revenues recorded for the same period in the prior year. This was caused by a decrease of $383,345 in hardware, software and peripherals revenue, which was partially offset by increases in revenues from network LAN/ WAN and service, support and integration, and the addition of broadband Internet services. The revenue from broadband Internet services was $9,077 and only represents revenues from the initiation of the service in late June 1999 through the end of the quarter. The decrease in hardware, software and peripherals reflects a reduction in large one-time sales to governmental agencies. This is a direct result of our shift in focus from hardware, software and peripherals to broadband Internet services. The increase of $35,092 in network LAN/ WAN revenues was due to normal fluctuations in installation projects that were in place during each period. The $186,690 increase in service, support and integration revenues is due to increased activity on our service contract with Siemens Nixdorf.

         Cost of goods sold for the quarter ended June 30, 1999, increased $6,300, or 1.3%, from the same period in the prior year. The total cost of goods sold includes $45,666 related to broadband Internet services that were not offered in 1998. The cost of goods sold related to network LAN/ WAN increased $177,275, and the cost of goods sold related to service, support, and integration increased $16,651. There was a decrease of $233,292 in cost of goods sold for hardware, software and peripherals due to the corresponding reduction in revenues.

         The gross margin for the quarter ended June 30, 1999, was ($58,303), or (13.0%) of total revenue, compared to a gross margin of $100,483, or 16.7% of total revenue, for the same period in the prior year. The gross margin for hardware, software and peripherals for the quarter ended June 30, 1999, was (54.6%), compared to a gross margin of 16.8% in the quarter ended June 30, 1998. This 71.4% decrease is the result of fixed costs and decreasing revenue. In addition, profits are decreasing due to price declines, competitive bidding and other industry conditions. The gross margin for network LAN/WAN was (229.7%) for the quarter ended June 30, 1999, compared to a gross margin of 28.0% for the same period in the prior year. The decrease in margin of 257.7% is the result of fixed costs and increased salaries related to network LAN/WAN installations. The gross margin for service, support and integration was 68.8% for the quarter ended June 30, 1999, compared to a gross margin of 12.6% for the quarter ended June 30, 1998. The increase is a result of increased revenues and lower fixed costs associated with service contracts.

         Selling, general and administrative expenses, excluding interest expense, for the quarter ended June 30, 1999, were $1,410,262 or 314.0% of revenue, compared with $1,241,030, or 206.3% of revenue for the quarter ended June 30, 1998. This is an increase of $169,232, or 13.6%. Increases in salaries and benefits account for $27,281. Staff additions include technical, sales and accounting staff and project management personnel. Additional personnel were required to enable the Company to enter the broadband Internet services market. Depreciation and amortization expense increased $44,595. This increase was due to the first full quarter of depreciation expense being recorded on equipment acquired for the build-out of data center at our Austin, Texas facility. Increases in professional fees and consultants were $119,055.

         Interest expense for the quarter ended June 30, 1999, was $48,556, which was 10.8% of revenues. Interest expense for the quarter ended June 30, 1998, was $391,636, which was 65.1% of revenues. Interest expense decreased $343,080 from 1998 to 1999, which was due to a discount charge in 1998 to interest for senior convertible debt issued for cash.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a critical need for additional working capital to meet obligations under lease agreements with GTE relating to the GTE POP located in our primary facility in Austin, Texas. Management believes that its relationship with GTE has the potential to substantially increase revenue if sufficient working capital is obtained.

         As of June 30, 1999, MSI had working capital of $172,282. This was an increase of $1,922,218 from the working capital deficit of $1,749,936 on March 31, 1999. Accounts payable and accrued expenses decreased as a result of the private placement of our Series E preferred stock and the common stock private placement during the quarter. In addition, accounts receivable decreased $172,061 during the quarter ended June 30, 1999. As of June 30, 1999, we were more than 30 days past due on approximately $170,000 of accounts payable trade.

         We used $2,716,264 and $1,218,455 in our operating activities for the three month period ended June 30, 1999 and June 30, 1998, respectively. This was mainly the result of losses of $1,517,121 and $1,532,183 for the three month period ended June 30, 1999 and June 30, 1998, respectively. We provided $9,969 and used $193,071 in investing activities for the three month period ended June 30, 1999 and June 30, 1998, respectively. Our financing activities for the three month period ended June 30, 1999 and June 30, 1998, provided $3,082,956 and $1,393,824, respectively, from the private placement of our securities.

         Subsequent to March 31, 1999, we paid our loans with Compass Bank, N.A. in full and eliminated the borrowing under our fully secured line of credit. Net stockholders' deficit as of March 31, 1999, was $521,313 and net stockholders' equity was $1,307,977 as of June 30, 1999. During the year ended March 31, 1999, we completed three phases of the Series D preferred stock private placement and the Series E preferred stock private placement. Receipt of these funds enabled us to purchase property, plant, and equipment, retire debt, decrease past due accounts payable and pay for operating expenses.

         In September 1999, we received $1,250,000 in bridge loans from three accredited individuals. These promissory notes bear interest of 8 1/4% per annum and mature in March 2000 or upon the consummation of a secondary public offering, whichever is sooner. In connection with these loans, we also issued warrants to purchase an aggregate of 125,000 shares of our common stock with an exercise price of $0.10 per share. The shares of common stock into which these warrants are exercisable are "restricted" securities and are subject to the provisions of Rule 144 under the Securities Act.

         Management is consulting with investment bankers and plans a private placement or secondary public offering in the near future.

         The auditors' reports relating to our audited balance sheets as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended each contain an explanatory paragraph as to our ability to continue as a going concern. Such going concern explanation relates only to our financial statements covered by the auditors' report.

         We believe that funds generated from operations and the net proceeds of a proposed offering will be sufficient to finance our current and anticipated operations for at least 12 months after a proposed offering. Our long-term capital requirements beyond this proposed period will depend on numerous factors, including, but not limited to, the following:

         o   The rate of market acceptance of our products and services

         o   The ability to expand our customer base

         o   The level of expenditures for sales and marketing and other factors

         If the funds from a proposed offering and our revenues are insufficient to fund the activities in the short or long term, we would need to raise additional funds by incurring debt or through public or private offerings of our stock. We may not be able to do either on terms favorable to us, if at all.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On July 28, 1999, the Company was sued by its former President and Chief Technology Officer seeking more than $50,000, excluding costs and attorneys' fees. A settlement was reached during mediation on September 20, 1999. Formal settlement documents are being prepared for execution by the parties to the lawsuit. The terms of settlement are confidential, but there is no material adverse effect on the Company's results of operations or financial condition from the settlement terms.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         For a discussion of Changes in Securities and Use of Proceeds, refer to
Note 4, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I, Item 1.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION


         On April 20, 1999, Jose Chavez, President & CEO, Mitchell Kettrick, Secretary, and Jaime Munoz, Vice-President of Operations, respectively, were terminated.

         Robert Gibbs joined the company as President and Chief Executive Officer in June 1999. In July 1999, Roger M. Lane, Chief Operating Officer, was terminated from the Company. In addition, Patricia Hrabina, Vice President of Human Resources, Cliff Luckey, Vice President of Technology & Solutions, and Robert Frank, Executive Vice President of New Business Development were hired subsequent to June 30, 1999.

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



         Signature                           Title                               Date
         ---------                           -----                               ----

/s/ Stephen J. Metzger
-------------------------                   Director                        November 12, 1999
     Stephen J. Metzger

/s/ Davinder Sethi
-------------------------                   Director                        November 12, 1999
     Davinder Sethi

/s/ Ernesto Chavarria
-------------------------                   Director                        November 12, 1999
     Ernesto Chavarria

/s/ Blandina Cardenas
-------------------------                   Director                        November 12, 1999
     Blandina Cardenas

/s/ Daniel Dornier
-------------------------                   Director                        November 12, 1999
     Daniel Dornier

/s/ Humbert Powell, III
-------------------------                   Director                        November 12, 1999
    Humbert Powell, III

/s/ Robert Gibbs                            President and
-------------------------                   Chief Executive Officer         November 12, 1999
     Robert Gibbs

/s/ Douglas W. Banister
-------------------------                   Chief Financial Officer         November 12, 1999
    Douglas W. Banister

/s/ Stephen Hoelscher                       Secretary, Controller           November 12, 1999
-------------------------
    Stephen Hoelscher

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule