Form 10QSB
period 1999-09-30
MSI HOLDINGS INC/
filed 1999-11-15
CIK 68619

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                                   ----------

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB.9


As of November 11, 1999 the Registrant had 23,240,983 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes (X) NO ( )

================================================================================

                               MSI HOLDINGS, INC.

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                      PAGE
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (unaudited)                 3

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           9

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                            13

         Item 2.           Changes in Securities and Use of Proceeds                    13

         Item 3.           Defaults on Senior Securities                                13

         Item 4.           Submission of Matters to a Vote of Security Holders          13

         Item 5.           Other Matters                                                13

         Item 6.           Exhibits and Reports on Form 8-K                             13

SIGNATURE PAGE                                                                          14

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MSI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                             September 30, 1999
                                                                             ------------------
ASSETS

    Current assets
        Cash                                                                    $    469,418
        Accounts receivable - trade                                                  352,537
        Prepaid debt issuance costs                                                  337,833
        Other receivables - advances                                                 182,406
        Other current assets                                                          44,229
                                                                                ------------
            Total current assets                                                   1,386,423
    Property, plant, and equipment, net                                            1,982,635
                                                                                ------------
TOTAL ASSETS                                                                    $  3,369,058
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities
        Accounts payable - trade                                                $    809,983
        Other accrued expenses                                                       572,693
        Short-term notes payable                                                     828,000
        Current maturities of notes payable                                          172,548
        Current portion of obligations under capital leases                          118,736
                                                                                ------------
            Total current liabilities                                              2,501,960

    Long-term liabilities
        Notes payable                                                                 34,617
        Obligations under capital leases                                             639,699
        Deferred rent                                                                212,195
                                                                                ------------
            Total long-term liabilities                                              886,511

    Commitments and Contingencies                                                       --
                                                                                ------------
       Total liabilities                                                           3,388,471
                                                                                ------------

    Stockholders' equity (deficit)
        Preferred stock; 10,000,000 shares authorized:
            Convertible preferred stock Series B; $5.30 stated value;
            490,000 authorized, 5 shares issued and outstanding                           27
            Convertible preferred stock Series D; $10.60 stated value;
            279,657 authorized, 19,005 shares issued and outstanding                 201,453
            Convertible preferred stock Series E; $30.00 stated value;
            157,500 authorized, 6,005 shares issued and outstanding                  180,150
        Common stock at $.10 par value; 50,000,000 authorized, 23,135,083 shares (excluding 200,250 shares held in treasury) issued and
            outstanding                                                            2,313,508
        Additional paid-in-capital                                                24,400,410
        Accumulated deficit                                                      (27,114,961)
                                                                                ------------
            Total stockholders' equity (deficit)                                     (19,413)
                                                                                ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $  3,369,058
                                                                                ============


The accompanying notes are an integral part of these financial statements

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three months ended                    Six months ended
                                                                         September 30,                        September 30,
                                                                     1999              1998              1999              1998
                                                                 ------------      ------------      ------------      ------------
Revenues:
     Hardware, software and peripherals                          $      2,117      $    678,564      $    122,404      $  1,182,196
     Networks, LAN/WAN                                                251,351           150,848           310,341           174,746
     Service, support and integration                                 101,742           164,868           362,531           238,967
     Broadband Internet services                                       85,650              --              94,727              --
                                                                 ------------      ------------      ------------      ------------
                                                                      440,860           994,280           890,003         1,595,909
                                                                 ------------      ------------      ------------      ------------
Cost of goods sold:
     Hardware, software and peripherals                                 2,011           718,247           187,923         1,137,451
     Networks, LAN/WAN                                                180,844           146,719           375,326           163,926
     Service, support and integration                                  82,368            26,383           163,754            91,118
     Broadband Internet services                                       40,060              --              85,726              --
                                                                 ------------      ------------      ------------      ------------
                                                                      305,283           891,349           812,729         1,392,495
                                                                 ------------      ------------      ------------      ------------
Gross margin                                                          135,577           102,931            77,274           203,414
                                                                 ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
     Salaries and benefits                                            810,109           891,962         1,506,323         1,560,895
     Professional fees and consultants                              1,366,743           172,790         1,777,103           453,865
     Advertising and marketing                                        138,072            52,608           142,209            66,975
     Occupancy                                                        157,415           108,532           251,975           198,211
     Depreciation and amortization                                     88,470            54,000           186,056           106,991
     Vehicle expense                                                   24,417            39,822            31,646            74,432
     Other expense                                                    307,607           207,983           407,783           307,358
                                                                 ------------      ------------      ------------      ------------
          Total selling, general and administrative expenses        2,892,833         1,527,697         4,303,095         2,768,727
     Interest expense, net                                            210,786             8,757           259,342           400,393
                                                                 ------------      ------------      ------------      ------------
          Total expenses                                            3,103,619         1,536,454         4,562,437         3,169,120
                                                                 ------------      ------------      ------------      ------------

Net loss                                                         $ (2,968,042)     $ (1,433,523)     $ (4,485,163)     $ (2,965,706)
                                                                 ============      ============      ============      ============

Preferred stock dividends and discounts                                (6,550)         (949,654)         (675,563)       (4,955,295)
                                                                 ------------      ------------      ------------      ------------

Net loss to common stockholders                                  $ (2,974,592)     $ (2,383,177)     $ (5,160,726)     $ (7,921,001)
                                                                 ============      ============      ============      ============

Basic and diluted net loss per share                             $      (0.13)     $      (0.20)     $      (0.25)     $      (0.68)
                                                                 ============      ============      ============      ============

Basic and diluted weighted average shares outstanding              23,014,620        11,753,571        20,746,749        11,638,166
                                                                 ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Six months ended
                                                                                           September 30,
                                                                                        1999           1998
                                                                                    ------------    ------------
Cash flows from operating activities:
      Net loss                                                                      $ (4,485,163)   $ (2,965,706)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                         186,056         106,991
           Amortization of debt discount                                                 131,068         371,000
           Disposal of property, plant and equipment                                     176,175            --
           Amortization of deferred rent                                                  19,911            --
           Common stock and options issued for compensation                              102,375         412,871
      Changes in operating assets and liabilities:
           Accounts receivable - trade                                                   222,693        (610,716)
           Inventory                                                                        --          (112,809)
           Other receivables - advances                                                 (102,707)        (87,569)
           Other current assets                                                           13,287            --
           Accounts payable - trade                                                     (963,228)        541,379
           Other accrued expenses                                                        429,208         (59,635)
                                                                                    ------------    ------------
                     Net cash used in operating activities                            (4,270,325)     (2,404,194)
                                                                                    ------------    ------------

Cash flows from investing activities:
           Purchase of property, plant, and equipment                                   (189,526)       (227,565)
                                                                                    ------------    ------------
                     Net cash used in investing activities                              (189,526)       (227,565)
                                                                                    ------------    ------------

Cash flows from financing activities:
           Net draws (payments) on bank line of credit                                  (200,000)          1,034
           Payments on obligations under capital leases                                  (41,230)        (48,434)
           Payments on notes payable                                                     (87,760)       (199,700)
           Proceeds - notes payable                                                    1,087,500            --
           Proceeds - private placement of preferred stock, net of
             offering costs                                                              526,800       2,473,921
           Proceeds - exercise of warrants                                               120,500         333,900
           Proceeds - issuance of restricted common stock                              3,514,988          53,000
                                                                                    ------------    ------------
                     Net provided by financing activities                              4,920,798       2,613,721
                                                                                    ------------    ------------

                     Net change in cash                                                  460,947         (18,038)

Cash at beginning of period                                                                8,471          25,786
                                                                                    ------------    ------------

Cash at end of period                                                               $    469,418    $      7,748
                                                                                    ============    ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six months ended
                                                                                 September 30,
                                                                             1999            1998
                                                                         ------------    ------------
Supplemental disclosure:
      Cash paid during the period for:
           Interest                                                      $    110,506    $     29,393

Supplemental schedule of non-cash investing and financing activities;
      Preferred
      stock issued for:
           Placement agent fees                                          $       --      $    141,160
      Stock options or warrants issued for:
           Placement agent fees                                               236,400       1,061,723
           Debt issuance fees                                                 486,000              --
      Common stock issued for:
           Preferred stock dividends                                           75,563         159,422
      Discount on preferred stock issued                                      600,000       4,795,873
      Purchase of equipment with long-term leases                                --           254,562


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
SEPTEMBER 30, 1999 (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operation are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 1999, as reported in the Form 10-KSB as amended have been omitted.

GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,485,163 for the six months ended September 30, 1999. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund operations and capital acquisitions.

At March 31, 1999, the Company had completed arrangements with a private investment group for the private placement of up to 1.5 million shares of the Company's Common Stock to raise approximately $4.5 million in capital. The Company received approximately $3.5 million in this private placement. The Company received $526,800 in net proceeds from the private placement of 20,000 shares of the Company's Series E Preferred Stock, $30 stated value (the "Series E Preferred") during the six months ended September 30, 1999.

In September and October 1999, the Company received a total of $1,759,000 in bridge loans from twenty accredited individuals. These promissory notes bear interest of 8 1/4% per annum and mature in March 2000 or upon consummation of a secondary public offering, whichever is sooner. In connection with these loans, stock warrants were issued to purchase an aggregate of 175,900 shares of our common stock with an exercise price of $0.10 per share. The shares of common stock into which these warrants are exercisable as "restricted" securities and are subject to the provisions of Rule 144 under the Securities Act. These funds have been used to retire debt, decrease past due accounts payable and pay operating expenses.

In addition, management closed a substantial contract with GTE during the year ended March 31, 1999. During the six months ended September 30, 1999, the Company established affiliations with Southwestern Bell and Covad Communications to become a Digital Subscriber Line ("xDSL") service reseller which fosters its ability to provide state-of-the-art connectivity services.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPREHENSIVE INCOME:

There were no differences between net loss and comprehensive loss for the periods presented.

NOTE 2 - NOTES PAYABLE

In September 1999, the Company received a total of $1,250,000 in bridge loans from three accredited individuals. These promissory notes bear interest of 8 1/4% per annum and mature in March 2000 or upon consummation of a secondary public offering, whichever is sooner. In connection with these loans, stock warrants were issued to purchase an aggregate of 125,000 shares of our common stock with an exercise price of $0.10 per share.

The Company was in violation of debt covenants on certain notes payable as of September 30, 1999 concerning liquidity ratios and reporting requirements. Amounts outstanding related to these notes have been classified as current liabilities.

NOTE 3 - STOCKHOLDERS' EQUITY

During the six months ended September 30, 1999, the Company received gross proceeds of $600,000 from the Private Placement of 20,000 shares of Series E, 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $30.00 per share. The Company paid $73,200 in cash for payment of commission fees of the Private Placement. Each share of Preferred E stock is initially convertible into ten shares of the Company's Common Stock.

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

During the six months ended September 30, 1999, 399,995 shares of Series B, 177,335 shares of Series D, and 140,247 shares of Series E Preferred Stock were collectively converted to 7,175,770 shares of Common Stock.

During the six months ended September 30, 1999, the Company issued 1,196,761 shares of Common Stock in a private placement resulting in net proceeds of $3,514,988.

During the six months ended September 30, 1999, 18,000 shares of common stock were issued for compensation to a consulting firm and were recorded as professional fees in the amount of $102,375.

During the six months ended September 30, 1999, 13,200 shares of common stock were issued as preferred stock dividends and were recorded as an increase in retained deficit in the amount of $75,563.

During the six months ended September 30, 1999, the Company issued 113,000 shares of common stock and received proceeds of $120,500 from the exercise of 113,000 common stock warrants.

NOTE 4 - CONTINGENCIES AND LEGAL MATTERS

During the quarter ended September 30, 1999, the Company entered into settlement discussions regarding a previous business obligation with a consulting firm, whose principal is an officer of the Company, and an individual, who is a Director of the Company. The consulting firm also has a financial arrangement with another Director of the Company. The consulting firm is claiming compensation of 250,000 shares of the Company's common stock for services allegedly performed. The Company disputes the validity of the claim. Without accepting validity of the claim, the Company has offered to compromise the disputed claim in an effort to avoid costly litigation. The Company has reserved 100,000 shares of its common stock for settlement of this claim. This reserve has been recorded as professional fees in the amount of $525,000 in the quarter ended September 30, 1999. No compromise of this claim has been reached.

On July 28, 1999, the Company was sued by its former President and its Chief Technology Officer seeking more than $50,000, excluding costs and attorneys' fees. A settlement was reached during mediation on September 20, 1999. Formal settlement documents have been executed by the parties in the lawsuit. The terms of the settlement are confidential, but there is no material adverse effect on the Company's results of operations or financial condition from the settlement terms.

NOTE 5 - SUBSEQUENT EVENTS

In October 1999, the Company was notified by its Service, Support, and Integration ("SSI") customers that as of October 31, 1999, the contracts for SSI would not be renewed. The cancellation of these contracts will affect fifteen current employees of the Company. This change is not expected to have a material adverse effect on the Company's results of operations or financial condition as the Company's future revenues will result primarily from Broadband Internet Services.

In October 1999, the Company received $509,000 in bridge loans from seventeen accredited individuals. These promissory notes bear interest of 8 1/4% per annum and mature in March 2000 or upon the consummation of a secondary public offering, whichever is sooner. In connection with these loans, stock warrants were issued to purchase an aggregate of 50,900 shares of our common stock with an exercise price of $0.10 per share. The shares of common stock into which these warrants are exercisable as "restricted" securities and are subject to the provisions of Rule 144 under the Securities Act.

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Quarterly Report, and
(ii) the Company's financial statements and accompanying notes appearing in the Company's Form 10-KSB, as amended, for the fiscal year ended March 31, 1999, as filed with the Commission.

RESULTS OF OPERATIONS

                                COMPARISON TABLE

                                                                       HARDWARE,     SERVICE,
                                             BROADBAND   SOFTWARE AND  NETWORKS    SUPPORT AND
                                             INTERNET    PERIPHERALS    LAN/WAN    INTEGRATION      TOTAL
                                             ---------   ------------  ---------   -----------     --------
        QUARTER ENDED SEPTEMBER 30, 1999
        Revenues                              85,650        2,117       251,351      101,742       440,860
        Cost of goods sold                    40,060        2,011       180,844       82,368       305,283
        Gross profit (loss)($)                45,590          106        70,507       19,374       135,577
        Gross profit (loss)(%)                  53.2%         5.0%         28.1%        19.0%         30.8%

        QUARTER ENDED SEPTEMBER 30, 1998
        Revenues                                --        678,564       150,848      164,868       994,280
        Cost of goods sold                      --        718,247       146,719       26,383       891,349
        Gross profit (loss)($)                  --        (39,683)        4,129      138,485       102,931
        Gross profit (loss)(%)                  --           (5.8%)         2.7%        84.0%         10.4%

        INCREASE/(DECREASE)
        Revenues                              85,650     (676,447)      100,503      (63,126)     (553,420)
        Cost of goods sold                    40,060     (716,236)       34,125       55,985      (586,066)
        Gross profit (loss)($)                45,590       39,789        66,378     (119,111)       32,646
        Gross profit (loss)(%)                  53.2%        10.8%         25.4%       (65.0%)        20.4%

         Total revenues for the quarter ended September 30, 1999 decreased $553,420, or 55.7%, from the total revenues recorded for the same period in the prior year. This was caused by a decrease of $676,447 in hardware, software and peripherals revenue, which was partially offset by increases in revenues from networks LAN/WAN and the addition of Broadband Internet services. The decrease in hardware, software and peripherals reflects a reduction in large one-time sales to governmental agencies. This is a direct result of our shift in focus from hardware, software and peripherals to Broadband Internet services. The increase of $100,503 in network LAN/WAN revenues was due to normal fluctuations in installation projects that were in place during each period.

         Cost of goods sold for the quarter ended September 30, 1999 decreased $586,066, or 65.8%, from the same period in the prior year. The total cost of goods sold includes $40,060 related to Broadband Internet services that were not offered in 1998. The cost of goods sold related to network LAN/WAN increased $34,125, and the cost of goods sold related to service, support, and integration increased $55,985. There was a decrease of $716,236 in cost of goods sold for hardware, software and peripherals due to the corresponding reduction in revenues of $676,447.

         The gross profit for the quarter ended September 30, 1999 was $135,577, or 30.8% of total revenue, compared to a gross profit of $102,931, or 10.4% of total revenue, for the same period in the prior year. The gross profit for hardware, software and peripherals for the quarter ended September 30, 1999, was 5.0%, compared to a gross loss of 5.8% in the quarter ended September 30, 1998. The gross profit for network LAN/WAN was 28.1% for the quarter ended September 30, 1999, compared to a gross profit of 2.7% for the same period in the prior year. The increase in margin is the result of increasing our services on an existing contract and being able to earn a higher profit margin for these additional services. The gross profit for service, support and integration was 19.0% for the quarter ended September 30, 1999, compared to a gross profit of 84.0% for the quarter ended September 30, 1998. The decrease is a result of decreased revenues combined with fixed costs associated with service contracts.

         Selling, general and administrative expenses, excluding interest expense, for the quarter ended September 30, 1999 were $2,892,833 or 656.2% of revenue, compared with $1,527,697, or 153.6% of revenue for the quarter ended September 30, 1998. This is an increase of $1,365,136, or 89.4%. Increases in advertising and marketing account for $85,464. This increase is a direct result of the Company's recent move into the Broadband Internet services market. Increases in professional fees and consultants were $1,193,953. This increase is a result of additional accounting fees, legal fees, printing fees, and other fees associated with the move into the Broadband Internet services market. As described in Note 4 to the consolidated financial statements, the Company has accrued $525,000 representing 100,000 shares of common stock potentially payable to a consulting firm for settlement of a business obligation.

         Interest expense for the quarter ended September 30, 1999, was $210,786. Interest expense for the quarter ended September 30, 1998, was $8,757. Interest expense increased $202,029 from 1998 to 1999, due to the amortization of debt issuance costs and debt discounts in the amount of $131,068 and the increase in capital lease obligations at September 30, 1999 as compared to September 30, 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1999, COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 1998:

                                COMPARISON TABLE

                                                       Hardware,                       Service,
                                          Broadband  Software and        Networks     Support and
                                          Internet   Peripherals         LAN/WAN      Integration       Total
                                          ---------  ------------       ---------     -----------      --------
SIX MONTHS ENDED SEPTEMBER 30, 1999
Revenues                                   94,727        122,404         310,341         362,531         890,003
Cost of goods sold                         85,726        187,923         375,326         163,754         812,729
Gross profit (loss)($)                      9,001        (65,519)        (64,985)        198,777          77,274
Gross profit (loss)(%)                        9.5%         (53.5)%         (20.9)%          54.8%            8.7%

SIX MONTHS ENDED SEPTEMBER 30, 1998
Revenues                                     --        1,182,196         238,967         174,746       1,595,909
Cost of goods sold                           --        1,137,451          91,118         163,926       1,392,495
Gross profit (loss)($)                       --           44,745         147,849          10,820         203,414
Gross profit (loss)(%)                       --              3.8%           61.9%            6.2%           12.7%

INCREASE/(DECREASE)
Revenues                                   94,727     (1,059,792)         71,374         187,785        (705,906)
Cost of goods sold                         85,726       (949,528)        284,208            (172)       (579,766)
Gross profit (loss)($)                      9,001       (110,264)       (212,834)        187,957        (126,140)
Gross profit (loss)(%)                        9.5%         (57.3)%         (82.8)%          48.6%           (4.0)%

         Total revenues for the six months ended September 30, 1999, decreased $705,906 or 44.2%, from the total revenues recorded for the same period in the prior year. This was caused by a decrease of $1,059,792 in hardware, software and peripherals revenue, which was partially offset by increases in revenues from network LAN/WAN of $71,374 and service, support and integration of $187,785 and the addition of Broadband Internet services. The decrease in hardware, software and peripherals reflects a reduction in large one-time sales to governmental agencies. This is a direct result of our shift in focus from hardware, software and peripherals to Broadband Internet services. The increase in network LAN/WAN revenues was due to normal fluctuations in installation projects that were in place during each period.

         Cost of goods sold for the six months ended September 30, 1999, decreased $579,766 or 41.6%, from the same period in the prior year. The total cost of goods sold includes $85,726 related to Broadband Internet services that were not offered in 1998. The cost of goods sold related to network LAN/WAN increased $284,208. There was a decrease of $949,528 in cost of goods sold for hardware, software and peripherals due to the corresponding reduction in revenues of $1,059,528.

         The gross profit for the six months ended September 30, 1999, was $77,274 or 8.7% of total revenue, compared to a gross profit of $203,414 or 12.7% of total revenue, for the same period in the prior year. The gross loss for hardware, software and peripherals for the six months ended September 30, 1999, was 53.5%, compared to a gross profit of 3.8% in the six months ended September 30, 1998. This decrease is the result of fixed costs and decreasing revenues. The gross loss for network LAN/WAN was 20.9% for the six months ended September 30, 1999, compared to a gross profit of 61.9% for the same period in the prior year. The decrease in margin is the result of fixed costs and increased salaries related to network LAN/WAN installations. The gross profit for service, support and integration was 54.8% for the six months ended September 30, 1999, compared to a gross profit of 6.2% for the six months ended September 30, 1998. The increase is a result of increased revenues and lower fixed costs associated with service contracts.

         Selling, general and administrative expenses, excluding interest expense, for the six months ended September 30, 1999, were $4,303,095 or 483.4% of revenue, compared with $2,768,727 or 173.5% of revenue for the six months ended September 30, 1998. This is an increase of $1,534,368 or 55.4%. Increases in advertising and marketing account for $75,234. This increase is a direct result of the Company's recent move into the Broadband Internet services market. Increases in professional fees and consultants were $1,323,238. This increase is a result of additional accounting fees, legal fees, printing fees, and other fees associated with the move into the Broadband Internet services market. As described in Note 4 to the consolidated financial statements, the Company has accrued $525,000 representing 100,000 share of common stock potentially payable to a consulting firm for settlement of a business obligation.

         Interest expense for the six months ended September 30, 1999, was $259,342 which includes amortization of debt issuance costs and debt discounts in the amount of $131,068. Interest expense for the six months ended September 30, 1998, was $400,393 and includes discounts on senior convertible debt of $371,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a critical need for additional working capital to meet obligations under lease agreements with GTE relating to the GTE POP located in our primary facility in Austin, Texas. Management believes that its relationship with GTE has the potential to substantially increase revenue if sufficient working capital is obtained.

         As of September 30, 1999, MSI had a working capital deficit of $1,115,537. This was a decrease of $634,399 from the working capital deficit of $1,749,936 on March 31, 1999. Accounts payable and accrued expenses decreased as a result of the private placement of our Series E preferred stock, the common stock private placement that was completed during the six months ended September 30, 1999 and the bridge debt issuance. In addition, accounts receivable decreased $222,693 during the six months ended September 30, 1999.

         We used $4,270,325 and $2,404,194 in our operating activities for the six month period ended September 30, 1999, and September 30, 1998, respectively. This was mainly the result of losses of $4,485,163 and $2,965,706 for the six month period ended September 30, 1999, and September 30, 1998, respectively. We used $189,526 and $227,565 in investing activities for the six month period ended September 30, 1999, and September 30, 1998, respectively. Our financing activities for the six month ended September 30, 1999, and September 30, 1998, provided $4,920,798 and $2,613,721, respectively, from the private placement of our securities, the exercise of warrants, and the issuance of bridge debt.

         In April 1999, we paid our loans with Compass Bank, N.A. in full and eliminated the borrowing under our fully secured line of credit. Net stockholders' deficit as of March 31, 1999, was $521,313 and net stockholders' deficit was $19,413 as of September 30, 1999.

         In September and October 1999, we received $1,759,000 in bridge loans from twenty accredited individuals. These promissory notes bear interest of 8 1/4% per annum and mature in March 2000 or upon consummation of a secondary public offering, whichever is sooner. In connection with these loans, we also include issued warrants to purchase an aggregate of 175,900 shares of our common stock with an exercise price of $0.10 per share. The shares of common stock into which these warrants are exercisable are "restricted" securities and are subject to the provisions of Rule 144 under the Securities Act.

         The auditors' reports relating to our audited balance sheets as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended each contain an explanatory paragraph as to our ability to continue as a going concern. Such going concern explanation relates only to our financial statements covered by the auditors' report.

         Management is consulting with investment bankers concerning the Company's additional financing alteratives.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 28, 1999, the Company was sued by its former President and its former Chief Technology Officer seeking more than $50,000, excluding cost and attorneys' fees. A settlement has been reached during mediation on September 20, 1999. Formal settlement documents have been executed by the parties in the lawsuit. The terms of the settlement are confidential, but there was no material adverse effect on the Company's results of operations or financial condition from the settlement terms.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For a discussion of Changes in Securities and Use of Proceeds, refer to
Note 3, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I, Item 1.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

NEW DIRECTORS:

     On August 26, 1999, Stephen J. Metzger was elected to the Board of Directors of the Company. On October 8, 1999, Chris Brickler was elected to the Board of Directors of the Company.

ADDITIONAL FACILITIES:

     On October 29, 1999, the Company signed a lease for a second data center in Dallas, Texas. The Company is also negotiating with landlords for additional data center locations throughout the country to enable service offerings from multiple locations to a broader customer base.

LEASE FINANCING:

     In October 1999, the Company was approved for lease financing with Cisco Systems. This financing will be used to purchase equipment for the data center expansion plans of the Company.

LOCATION CHANGE OF CORPORATE OFFICE:

     The Company has signed a lease relocating its corporate headquarters to 1121 East 7th Street, Austin, Texas 78702. The Company plans to move its executive and administrative offices to the new location in December 1999.

CONNECTIVITY CONTRACTS:

     During September 1999, the Company signed 3-year agreements with GTE Internetworking for their Internet Advantage connectivity service for the cities of Austin, Tampa, Philadelphia, Phoenix, Atlanta, and Denver. This will provide the Company with direct connections to the GTE POP in each of the above cities when the Company completes its construction of new data centers within those cities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS
        27 Financial Data Schedule

    (B) REPORTS ON FORM 8-K

        Form 8-K filed with the Commission on August 10, 1999 with reference to changes in registrants certifying accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MSI HOLDINGS, INC.

Date: November 15, 1999                 By: /s/ Robert Gibbs
                                            ------------------------------------
                                                Robert Gibbs, President and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

       Signature                             Title                         Date
       ---------                             -----                         ----

/s/ Stephen J. Metzger                       Director                      November 15, 1999
-----------------------------
    Stephen J. Metzger

/s/ Davinder Sethi                           Director                      November 15, 1999
-----------------------------
    Davinder Sethi

/s/ Ernesto Chavarria                        Director                      November 15, 1999
-----------------------------
    Ernesto Chavarria

/s/ Blandina Cardenas                        Director                      November 15, 1999
-----------------------------
    Blandina Cardenas

/s/ Daniel Dornier                           Director                      November 15, 1999
-----------------------------
    Daniel Dornier

/s/ Humbert Powell, III                      Director                      November 15, 1999
-----------------------------
    Humbert Powell, III

/s/ Chris Brickler                           Director                      November 15, 1999
-----------------------------
    Chris Brickler

/s/ Robert Gibbs                             President and
-----------------------------                Chief Executive
    Robert Gibbs                             Officer                       November 15, 1999

/s/ Douglas W. Banister                      Chief Financial Officer       November 15, 1999
-----------------------------
    Douglas W. Banister

/s/ Stephen Hoelscher                        Secretary, Controller         November 15, 1999
-----------------------------
    Stephen Hoelscher

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule