Form 10KSB/A
period 1999-03-31
MSI HOLDINGS INC/
filed 1999-12-08
CIK 68619

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

                               MSI HOLDINGS, INC.

                       Date: December 8, 1999    By: /s/ Robert Gibbs
                                                     --------------------------
                                                     Robert Gibbs, President and
                                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

     Signature                       Title                       Date
     ---------                       -----                       ----

     /s/ Stephen J. Metzger          Director                   December 8, 1999
     ----------------------------
         Stephen J. Metzger

     /s/ Davinder Sethi              Director                   December 8, 1999
     ----------------------------
         Davinder Sethi

     /s/ Ernesto Chavarria           Director                   December 8, 1999
     ----------------------------
         Ernesto Chavarria

     /s/ Blandina Cardenas           Director                   December 8, 1999
     ----------------------------
         Blandina Cardenas

     /s/ Daniel Dornier              Director                   December 8, 1999
     ----------------------------
         Daniel Dornier

     /s/ Humbert Powell, III         Director                   December 8, 1999
     ----------------------------
         Humbert Powell, III

     /s/ Robert Gibbs                President and Chief        December 8, 1999
     ----------------------------    Executive Officer
         Robert Gibbs


     /s/ Douglas W. Banister         Chief Financial Officer    December 8, 1999
     ----------------------------
         Douglas W. Banister

     /s/ Stephen Hoelscher           Secretary, Controller      December 8, 1999
     ----------------------------
         Stephen Hoelscher

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

                                          /s/  BROWN, GRAHAM & COMPANY, P.C.

Georgetown, Texas
June 9, 1998, except as the fifth paragraph above and Note 14, which are as of September 24, 1999

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 1998

                                     ASSETS

Current assets:
  Cash and cash equivalents                                            $    25,786
  Accounts receivable - Trade                                              150,851
  Inventory                                                                285,023
  Short-term Investment, restricted (Note 4)                             1,350,000
  Other receivables - Advances (Note 2)                                     86,961
                                                                       -----------
      Total current assets                                               1,898,621
                                                                       -----------

Property, plant and equipment, net (Note 3)                                800,831
                                                                       -----------

      Total assets                                                     $ 2,699,452
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                             $   300,035
  Other accrued expenses                                                   169,336
  Bank line of credit (Note 4)                                           1,228,966
  Current maturities of long-term debt (Note 5)                            151,267
  Current portion of obligations under
    capital leases (Note 6)                                                 41,097
  Other notes payable (Note 13)                                            200,000
                                                                       -----------
      Total current liabilities                                          2,090,701
                                                                       -----------
Long-term liabilities:
  Notes payable (Note 5)                                                   367,522
  Obligations under capital leases (Note 6)                                149,560
  Deferred Rent                                                            145,620
                                                                       -----------
      Total long-term Notes                                                662,702
                                                                       -----------
Commitments and contingencies (Notes 9 & 13)
      Total liabilities                                                  2,753,403
                                                                       -----------
Stockholders' equity (Note 10)
   Preferred stock Series B; $5.30 stated value;
     490,000 shares authorized, issued & outstanding                     2,597,000
   Preferred stock Series C; $10.60 stated value;
     99,057 shares authorized, issued & outstanding                      1,050,004
   Common stock at $.10 par value; 50,000,000
     authorized, 11,506,846 shares issued & outstanding                  1,150,685
   Additional paid-in capital                                              698,057
   Accumulated deficit                                                  (5,549,697)
                                                                       -----------
      Total stockholders' equity                                           (53,951)
                                                                       -----------
      Total liabilities and stockholders' equity                       $ 2,699,452
                                                                       ===========





The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998



         Revenues:
             Hardware, software and peripherals                   $  1,350,869
             Service, support and integration                          704,241
             Networks, LAN/WAN                                         685,711
                                                                  ------------

         Total revenues                                              2,740,821
                                                                  ------------

         Cost of goods sold:
             Hardware, software and peripherals                      1,406,612
             Service, support and integration                        1,027,617
             Networks, LAN/WAN                                       1,185,572
                                                                  ------------

             Total cost of goods sold                                3,619,801
                                                                  ------------

         Gross margin (deficit)                                       (878,980)
                                                                  ------------

         Selling, general and administrative expenses:
             Salaries and benefits                                   1,299,003
             Professional fees and consultants                         361,075
             Advertising and marketing                                  55,561
             Occupancy                                                 392,500
             Depreciation                                              178,892
             Vehicle expense                                           106,131
             Other expense                                             272,978
             Interest expense                                          294,198
             Provision for uncollectible accounts                       73,252
                                                                  ------------

             Total selling, general and administrative expenses      3,033,590
                                                                  ------------

         Net loss                                                   (3,912,570)

         Plus: Preferred stock dividends                            (1,503,128)
                                                                  ------------

         Net loss available to common stockholders                $ (5,415,698)
                                                                  ============

         Basic and diluted net loss per share                     $       (.49)
                                                                  ============

         Basic and diluted weighted average shares outstanding      10,998,874



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
                                   ==========     ==========     ==========     ==========     ==========     ==========



                                            Common Stock
                                      -------------------------      Additional
                                             Subscribed             (Discount on)       Accum-
                                      -------------------------       Paid - In         ulated
                                       Shares          Amount          Capital          Deficit           Total
                                      --------      -----------     -------------     -----------      -----------
Balance March 31, 1997                       0                0       (1,046,058)        (133,999)        (103,584)
Common stock issued:
  Interest                                   0                0            4,114                0            5,143
  Compensation                               0                0          250,367                0          291,857
  Preferred stock dividend                   0                0           56,294          (58,668)               0
Preferred stock issued:
  Private Placement                          0                0                0         (975,641)       2,300,363
  Senior Debt                                0                0                0                0          371,000
Preferred stock and Senior
  Debt dividend discount                     0                0          856,460         (856,460)               0
Stock option for:
  Compensation                               0                0           93,750                0           93,750
  Placement agents                           0                0                           387,641          387,641
Cash received for
  uncertificated stock                       0                0          483,130                0          512,449
Common stock-uncertificated
  issued for note receivable           543,000          407,250                0                0          407,250
Note receivable offset against
 common stock subscribed              (543,000)        (407,250)               0                0         (407,250)
Net loss                                     0                0                0       (3,912,570)      (3,912,570)
                                   -----------      -----------      -----------      -----------      -----------
Balance March 31, 1998                       0      $         0      $   698,057      $(5,549,697)     $   (53,951)
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

         NOTE 14 - SUBSEQUENT CHANGE

         Subsequent to issuing the March 31, 1998, audited financial statements and accompanying auditor's report dated June 9, 1998, additional adjustments in the financial statements were recorded for undocumented obligations of the Company's common stock. An adjustment has been made to record the Company's obligation to issue 362,400 shares of common stock for compensation in the amount of $256,295, to the Company's employees, consultants and stockholders prior to March 31, 1998. Also an adjustment was made to record 543,000 shares of common stock subscribed in the amount of $407,250 for a note receivable. The note receivable has been offset against the common stock subscribed in the accompanying financial statements.

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

         The following adjustments have been included in the restated financial statements and accompanying audit report dated October 9, 1998:

                                                               BALANCE AS
                                                               PREVIOUSLY                        BALANCE AFTER
         CONSOLIDATED BALANCE SHEET ADJUSTMENTS:                REPORTED       ADJUSTMENTS        ADJUSTMENTS
                                                               ----------      -----------       -------------
         Other accrued expenses                               $   153,240      $    16,096       $     169,336
         Common stock                                           1,085,126           65,559           1,150,685
         Additional paid-in capital                             2,491,459          174,640           2,666,099
         Accumulated deficit                                   (7,115,822)        (256,297)         (7,372,119)

         CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:
         Selling, General and Administrative expenses           3,190,842          256,295           3,447,137
         Net loss                                              (3,510,653)        (256,297)         (3,766,950)
         Preferred stock dividend                               3,471,170               --           3,471,170
         Net loss available to common stockholders             (6,981,823)        (256,297)         (7,238,320)
         Basic and diluted loss per share                           (0.65)           (0.01)              (0.66)
                                                               ----------         --------          ----------
         Basic and diluted shares outstanding                  10,785,717          213,157          10,998,874
                                                               ==========         ========          ==========

         Subsequent to issuing the March 31, 1998, audited financial statements and accompanying auditor's report dated June 9, 1998 as restated on October 9, 1998, additional adjustments to the financial statements have been recorded. An adjustment has been made to record deferred rent in accordance with SFAS No. 23. An increase in current liabilities with a corresponding increase in rent expense in the amount of $145,620 has been recorded for the year ended March 31, 1998. Also, subsequent to issuing the restated financial statements, EITF 98-5 was issued limiting the beneficial conversion feature for instruments issued after May 20, 1999 to the net proceeds. A decrease in discount recognized in the amount of $1,499,780 has been recorded. The financial statements are being restated as recommended by the SEC staff as discussed in Note
         10. Other amounts have been reclassified to agree to the current year presentation.


         The following adjustments have been included in the restated financial statements:



                                                           BALANCE AS                                 BALANCE
                                                           PREVIOUSLY                                   AFTER
CONSOLIDATED BALANCE SHEET ADJUSTMENTS:                     REPORTED            ADJUSTMENTS          ADJUSTMENTS
                                                         ---------------      ---------------      ---------------

Deferred rent                                            $            --      $       145,620      $       345,620
Additional paid-in-capital                                     2,666,099           (1,968,042)             698,857
Accumulated deficit                                           (7,372,119)           3,822,422           (5,549,697)


CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:

Cost of goods sold                                             3,060,634              559,167            3,619,801
Selling, General and Administrative expenses                   3,447,137             (433,547)           3,033,590
Net loss                                                      (3,766,950)            (345,620)          (3,912,570)
Preferred stock dividend                                       3,471,170           (1,968,042)           1,503,128
Net loss available to common stockholders                     (7,238,320)           1,822,422           (5,415,698)
Basic and diluted loss per share                                   (0.66)                0.37                (0.49)
                                                         ===============      ===============      ===============
Basic and diluted shares outstanding                          10,998,874                   --           10,998,874
                                                         ===============      ===============      ===============


On October 14, 1998, the Company changed its name to MSI Holdings, Inc.

                               INDEX TO EXHIBITS

     Exhibit
     Number                      Description
     -------                     -----------
      27.1                  Financial Data Schedule