Form 10QSB
period 1999-12-31
MSI HOLDINGS INC/
filed 2000-02-14
CIK 68619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________

                          Commission File Number 0-8164

                               MSI HOLDINGS, INC.
          (Exact name of small business issuer as specified in charter)


                 UTAH                                     87-0280886
(State of incorporation or organization)            (IRS Employer I.D. No.)

    1121 EAST 7TH STREET AUSTIN, TEXAS                       78702
(Address of principal executive offices)                   (Zip Code)

                                  512-476-6925
                           (Issuer's telephone number)

                         501 WALLER STREET AUSTIN, TEXAS
                                (Former address)


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

As of January 31, 2000 the Registrant had 26,363,487 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [X] NO [ ]

================================================================================

                               MSI HOLDINGS, INC.

                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE

         Item 1.           Consolidated Financial Statements (unaudited)           3

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                    10


PART II - OTHER INFORMATION


         Item 2.           Changes in Securities and Use of Proceeds              12

         Item 5.           Other Matters                                          12

         Item 6.           Exhibits and Reports on Form 8-K                       12

SIGNATURE PAGE                                                                    13

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS                                                                    December 31,
                                                                              1999
                                                                          ------------
    Current assets
        Cash                                                              $    228,703
        Accounts receivable - trade                                            422,944
        Prepaid debt issuance costs                                            180,659
        Other receivables - advances                                            95,407
        Other current assets                                                    98,308
                                                                          ------------
            Total current assets                                             1,026,021
    Property, plant, and equipment, net                                      3,109,912
    Other assets                                                                92,953
                                                                          ------------
TOTAL ASSETS                                                              $  4,228,886
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
    Current liabilities
        Accounts payable - trade                                          $  1,511,036
        Other accrued expenses                                                 186,200
        Short-term notes payable                                             1,689,020
        Current maturities of notes payable                                    179,282
        Current portion of obligations under capital leases                    364,652
                                                                          ------------
            Total current liabilities                                        3,930,190

    Long-term liabilities
        Obligations under capital leases                                       939,746
        Deferred rent                                                          336,404
                                                                          ------------
            Total long-term liabilities                                      1,276,150

    Commitments and Contingencies                                                   --
                                                                          ------------
       Total liabilities                                                     5,206,340
                                                                          ------------

    Stockholders' equity (deficit)
        Preferred stock; 10,000,000 shares authorized:
            Convertible preferred stock Series B; $5.30 stated value;
            490,000 authorized, 5 shares issued and outstanding                     27
            Convertible preferred stock Series D; $10.60 stated value;
            279,657 authorized, 19,005 shares issued and outstanding           201,453
            Convertible preferred stock Series E; $30.00 stated value;
            157,500 authorized, 6,005 shares issued and outstanding            180,150
        Common stock at $.10 par value; 50,000,000 authorized, 23,843,437 shares (excluding 200,250 shares held in treasury) issued
            and outstanding                                                  2,384,344
        Additional paid-in-capital                                          28,514,983
        Accumulated deficit                                                (32,258,411)
                                                                          ------------
            Total stockholders' equity (deficit)                              (977,454)
                                                                          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $  4,228,886
                                                                          ============

The accompanying notes are an integral part of these financial statements

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three months ended                   Nine months ended
                                                                          December 31,                        December 31,
                                                                    1999              1998              1999              1998
                                                                ------------      ------------      ------------      ------------

Revenues:
     Hardware, software and peripherals                         $         --      $    249,156      $    122,404      $  1,431,352
     Networks, LAN/WAN                                                    --           940,958           310,341         1,115,704
     Service, support and integration                                     --           155,519           362,531           394,486
     Broadband Internet services                                     278,455                --           373,182                --
                                                                ------------      ------------      ------------      ------------
                                                                     278,455         1,345,633         1,168,458         2,941,542
                                                                ------------      ------------      ------------      ------------
Cost of goods sold:
     Hardware, software and peripherals                                   --           239,419           187,923         1,376,870
     Networks, LAN/WAN                                                    --           916,821           375,326         1,080,747
     Service, support and integration                                     --            59,393           163,754           150,511
     Broadband Internet services                                     453,622                --           539,348                --
                                                                ------------      ------------      ------------      ------------
                                                                     453,622         1,215,633         1,266,351         2,608,128
                                                                ------------      ------------      ------------      ------------
Gross margin (deficit)                                              (175,167)          130,000           (97,893)          333,414
                                                                ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
     Salaries and benefits                                         1,524,028           729,243         3,030,351         2,290,138
     Professional fees and consultants                               475,408           562,359         2,252,511         1,083,199
     Advertising and marketing                                        25,206                --           167,415                --
     Occupancy                                                       323,425           127,158           575,400           325,369
     Depreciation and amortization                                   109,621            65,000           295,677           171,991
     Vehicle expense                                                  41,204            50,995            72,850           125,427
     Other expense                                                   350,142           196,124           757,925           503,482
                                                                ------------      ------------      ------------      ------------
          Total selling, general and administrative expenses       2,849,034         1,730,879         7,152,129         4,499,606
     Interest expense, net                                           769,284            11,642         1,028,626           412,035
                                                                ------------      ------------      ------------      ------------
          Total expenses                                           3,618,318         1,742,521         8,180,756         4,911,641
                                                                ------------      ------------      ------------      ------------

Net loss                                                        $ (3,793,485)     $ (1,612,521)     $ (8,278,648)     $ (4,578,227)
                                                                ============      ============      ============      ============

Preferred stock dividends and stock discounts                     (1,349,964)       (1,663,390)       (2,025,527)       (6,618,685)
                                                                ------------      ------------      ------------      ------------

Net loss to common stockholders                                 $ (5,143,449)     $ (3,275,911)     $(10,304,175)     $(11,196,912)
                                                                ============      ============      ============      ============

Basic and diluted net loss per share                            $      (0.22)     $      (0.26)     $      (0.48)     $      (0.93)
                                                                ============      ============      ============      ============

Basic and diluted weighted average shares outstanding             23,455,613        12,803,583        21,652,987        12,051,893
                                                                ============      ============      ============      ============



The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Nine months ended
                                                                                               December 31,
                                                                                           1999            1998
                                                                                       -----------      -----------
Cash flows from operating activities:
      Net loss                                                                         $(8,278,648)     $(4,578,227)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                           295,677          171,991
           Amortization of debt discount                                                   782,718          371,000
           Loss on disposal of property, plant and equipment                               169,715               --
           Amortization of deferred rent                                                   144,120               --
           Common stock and options issued for compensation                              1,051,610          412,871
      Changes in operating assets and liabilities:
           Accounts receivable - trade                                                     152,286         (669,883)
           Inventory                                                                            --          (27,277)
           Other receivables - advances                                                    (15,708)         (84,686)
           Other current assets                                                           (133,745)              --
           Accounts payable - trade                                                       (262,175)         894,620
           Other accrued expenses                                                           42,715          (72,022)
                                                                                       -----------      -----------
                     Net cash used in operating activities                              (6,051,435)      (3,581,613)
                                                                                       -----------      -----------

Cash flows from investing activities:
           Purchase of property, plant, and equipment                                     (833,546)        (604,238)
                                                                                       -----------      -----------
                     Net cash used in investing activities                                (833,546)        (604,238)
                                                                                       -----------      -----------

Cash flows from financing activities:
           Net draws (payments) on bank line of credit                                    (200,000)         371,034
           Payments on obligations under capital leases                                    (89,814)         (60,609)
           Payments on notes payable                                                      (109,643)        (227,515)
           Proceeds - notes payable                                                      1,907,830               --
           Proceeds - private placement of preferred stock, net of offering costs          526,800        3,764,116
           Proceeds - exercise of warrants                                                 210,865          333,900
           Proceeds - issuance of common stock                                           4,859,175           53,000
                                                                                       -----------      -----------
                     Net provided by financing activities                                7,105,213        4,233,926
                                                                                       -----------      -----------

                     Net change in cash                                                    220,232           48,075

Cash at beginning of period                                                                  8,471           25,786
                                                                                       -----------      -----------

Cash at end of period                                                                  $   228,703      $    73,861
                                                                                       ===========      ===========




The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Nine months ended
                                                                                      December 31,
                                                                                 1999             1998
                                                                             ------------     ------------
Supplemental disclosure:
              Cash paid during the period for:
                   Interest                                                  $    237,597     $     41,035
                                                                             ============     ============

Supplemental schedule of non-cash investing and financing activities;
              Preferred stock issued for:
                   Placement agent fees                                      $         --     $    215,410
              Stock options or warrants issued for:
                   Placement agent fees                                           236,400        1,359,883
                   Debt issuance fees                                             937,657               --
              Common stock issued for:
                   Compensation                                                 1,051,610          152,906
                   Preferred stock dividends                                       81,339          263,562
              Discount on preferred and common stock issued                     1,944,188        6,355,123
              Purchase of equipment with long-term leases                         586,418          254,562



The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
DECEMBER 31, 1999 (UNAUDITED)

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

GOING CONCERN:

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $8,278,648 for the nine months ended December 31, 1999. The ability of the Company to continue as a going concern is dependent on the Company obtaining additional financing to fund operations, data center expansion, and capital acquisitions.

During the last four months of calendar 1999, the Company completed the private sale of 401,250 shares of common stock at a price of $3.35 per share. The Company also issued warrants to purchase two shares of common stock for each one share of common stock sold in the offering, at an exercise price of $4.40 per share. Also during the last four months of calendar 1999, the Company completed a private debt placement of approximately $2.1 million initial principal amount of Promissory Notes, together with warrants to purchase up to 213,650 shares of common stock at an exercise price of $0.10 per share. The outstanding principal amounts of the Promissory Notes bear interest at 8.25% per annum and mature in March, April and May of 2000 or upon consummation of a secondary public offering, whichever is sooner. The warrants issued in each of these offerings contain customary anti-dilution protection for stock dividends, stock splits, recapitalizations and similar transactions. Each of the warrants is exercisable for a four-year period from the date of issuance.

In January 2000, the Company announced that it intends to conduct a private placement of its common stock. MSI desires to raise up to $40 million in gross proceeds in the offering. The Company intends to use the net proceeds of the offering to build out additional data centers, implement a sales and marketing campaign, hire additional sales and marketing personnel, repay indebtedness and for general corporate purposes.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COMPREHENSIVE INCOME:

There were no differences between net loss and comprehensive loss for the periods presented.

NOTE 2 - NOTES PAYABLE

During the nine months ended December 31, 1999, the Company received a total of $2,136,500 in bridge loans from thirty-seven accredited individuals. These promissory notes bear interest of 8.25% per annum and mature in March, April and May of 2000 or upon consummation of a public offering by our Company, whichever is sooner. In connection with these loans, warrants were issued to purchase an aggregate of 213,650 shares of our common stock with an exercise price of $0.10 per share. The Company paid $228,670 in cash for debt issuance costs.

The Company was in violation of debt covenants on certain notes payable as of December 31, 1999 concerning liquidity ratios and reporting requirements. Amounts outstanding related to these notes have been classified as current liabilities.

NOTE 3 - STOCKHOLDERS' EQUITY

During the nine months ended December 31, 1999, the Company received gross proceeds of $600,000 from the private placement of 20,000 shares of Series E 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $30.00 per share. The Company paid $73,200 in cash for payment of commission fees of the private placement. Each share of Series E Preferred Stock is initially convertible into ten shares of the Company's Common Stock.

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

During the nine months ended December 31, 1999, 399,995 shares of Series B, 177,335 shares of Series D, and 140,247 shares of Series E Preferred Stock were collectively converted to 7,175,770 shares of Common Stock.

During the nine months ended December 31, 1999, the Company issued 1,598,011 shares of Common Stock in a private placement resulting in net proceeds of $4,859,175.

During the nine months ended December 31, 1999, 183,000 shares of common stock were issued for compensation and were recorded as professional fees in the amount of $1,051,610.

During the nine months ended December 31, 1999, 16,654 shares of common stock were issued as preferred stock dividends and were recorded as an increase in retained deficit in the amount of $81,339.

During the nine months ended December 31, 1999, the Company issued 251,650 shares of common stock and received proceeds of $210,865 from the exercise of 251,650 common stock warrants.

NOTE 4 - CONTINGENCIES AND LEGAL MATTERS

On December 20, 1999, the Company settled a previously disclosed business obligation regarding a consulting agreement with Dr. Davinder Sethi, a director, and MMH Investments, Inc., a company that is principally owned and controlled by Robert Hersch, our vice president of corporate finance. Pursuant to the settlement, the Company issued 150,000 shares of common stock to MMH Investments, Inc., and agreed to immediately register the shares for resale on Form S-3.

On November 19, 1999, the Company received a letter from Ernesto Chavarria, a director, demanding payment of approximately $63,000 of past due board of directors' fees and the issuance of options to acquire 45,000 shares of common stock. The Company believes that it owes Mr. Chavarria his annual grant of options to acquire 25,000 shares of common stock and his $1,000 per meeting board fees for recent meetings, representing an aggregate of $9,000 as of December 31, 1999. The Company believes that it does not owe Mr. Chavarria any other amounts.

NOTE 5 - SUBSEQUENT EVENTS

During January 2000, the Company received a total of $150,000 in bridge loans from two accredited individuals. These promissory notes bear interest of 8.25% per annum and mature in July 2000 or upon consummation of a public offering by our Company, whichever is sooner. In connection with these loans, stock warrants were issued to purchase an aggregate of 15,000 shares of the Company's common stock with an exercise price of $0.10 per share. These funds have been used to retire debt, decrease past due accounts payable and pay operating expenses.

During January 2000, the Company received $2,000,000 in a secured bridge loan from TSG Financial Limited Partnership. The promissory note bears interest at prime (8.25% at December 31, 1999) and matures on June 30, 2000 or upon the consummation of an equity or debt financing with gross proceeds of at least $5 million to the Company, whichever is sooner. Upon the consummation of any such financing, the outstanding principal and interest under the note is convertible at TSG's option into the securities issued in such financing at the lowest sale price for such securities. In connection with this loan, stock warrants were issued to purchase an aggregate of 200,000 shares of our common stock with an exercise price of $0.10 per share.

During January 2000, the Company issued 2,520,000 shares of common stock and received proceeds of $3,780,000 from the exercise of 2,520,000 common stock warrants.

In October 1999, the Company was approved for an initial $1,200,000 in lease financing with Cisco Systems Capital Corporation. In January 2000 the Company was approved for an additional $8,000,000 in lease financing through Cisco Systems Capital Corporation. This financing will be used to purchase equipment for the data center expansion plans of the Company.

On February 1, 2000, the Company entered into an agreement with Equity Services, LTD, ("ESL") the placement agent for our prior private placements of equity securities, and ESL's affiliate, Entrepreneurial Investors, Ltd. ("EIL"). The agreement becomes effective upon the proposed private placement during February 2000. Pursuant to the agreement, EIL and ESL facilitated the conversion of all of the Company's outstanding preferred stock into shares of common stock, and the Company issued to EIL a warrant to purchase 500,000 shares of common stock at an exercise price of $12 per share. The issuance of the warrants to EIL will result in an expense to the Company of approximately $2.4 million in February 2000, as an arrangement fee to EIL for services.

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

RESULTS OF OPERATIONS

The focus of our business has changed. During the fiscal year, we recruited a new senior management team and changed the focus of our business from providing hardware and systems integration services to providing a suite of high-speed Internet access, data transport and networking services, co-location services and web site hosting services which are grouped under Broadband Internet services on our statement of operations. We received our final revenues from providing hardware and systems integration services in September 1999. Aggregate revenues from providing hardware and systems integration services were $795,276 for the nine months ended December 31, 1999. We do not expect to receive any future revenue from providing hardware and systems integration services. Revenues from Broadband Internet services aggregate $373,182 for the nine months ended December 31, 1999. These revenues have increased each quarter since June 1999 when our Austin data center began operations as follows:

Broadband Internet Revenues by quarter:
Quarter ended June 30, 1999                            $       9,077
Quarter ended September 30, 1999                              85,650
Quarter ended December 31, 1999                              278,455
                                                       -------------
                                                       $     373,182
                                                       =============

To date, we have had limited revenues and have not shown a profit in our new operations. As of December 31, 1999, our accumulated deficit was approximately $32.2 million. Approximately $19.8 million of the deficit relates to losses from operations, while the remaining $12.4 million relates to losses incurred due to discounts recorded on issuances and conversions of common and preferred stock.

Description of New Operations:

We provide our Broadband Internet Services from our 40,000 square foot data center located in Austin, Texas, which is directly connected to GTE's Global Network Infrastructure ("GNI") point-of-presence. The GNI is one of the largest and most technologically sophisticated fiber optic Internet backbones in the United States. We leverage GTE's proprietary network routing protocols to optimize the efficiency and reliability of our DOCC infrastructure.

Our objective is to be a leading broadband Internet Infrastructure Provider ("IIP") to businesses with significant Internet applications and to Internet service providers ("ISPs") and application service providers ("ASPs"). Our focus is to provide a complete infrastructure solution set to the mid-market designed to optimize the performance of next generation bandwidth intensive multimedia content.

The transition of end user access from narrow band to broadband Internet access using, xDSL and Cable modems is driving the demand for bandwidth intensive multi-media content and applications. This demand in turn is creating the need for the next generation of Web server Internet connectivity and backbone routing infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a critical need for additional working capital to finance the transformation of the business from providing hardware and system integration services to providing a suite of high-speed Internet access data transport and networking services, co-location services and web site hosting services. Significant funds will be needed to hire additional technical and professional staff, construct additional data centers, implement a sales and marketing campaign and repay current indebtedness. Management believes that its relationship with GTE along with the construction of additional data centers has the potential to increase our revenues if sufficient working capital is obtained.

As of December 31, 1999, the Company had a working capital deficit of $2,904,169. This was a decrease of $1,154,233 from the working capital deficit of $1,749,936 on March 31, 1999. Short-term notes payable increased $1,689,020 as a result of bridge financing.

During the quarter ended December 31, 1999, the Company received a total of $886,500 in bridge loans from thirty-seven accredited individuals. These promissory notes bear interest of 8.25% per annum and mature in March, April and May of 2000 or upon consummation of a secondary public offering, whichever is sooner. In connection with these loans, stock warrants were issued to purchase an aggregate of 88,650 shares of our common stock with an exercise price of $0.10 per share. These funds have been used to retire debt, decrease past due accounts payable and pay operating expenses.

During January 2000, the Company received a total of $150,000 in bridge loans from two accredited individuals. These promissory notes bear interest of 8.25% per annum and mature in July 2000 or upon consummation of a secondary public offering, whichever is sooner. In connection with these loans, stock warrants were issued to purchase an aggregate of 15,000 shares of the Company's common stock with an exercise price of $0.10 per share. These funds have been used to retire debt, decrease past due accounts payable and pay operating expenses.

During January 2000, the Company received $2,000,000 in a secured bridge loan from TSG Financial Limited Partnership. The promissory note bears interest at 8.25% per annum and matures on June 30, 2000 or upon the consummation of an equity or debt financing with gross proceeds of at least $5 million to the Company, whichever is sooner. Upon the consummation of any stock financing, the outstanding principal and interest under the note is convertible at TSG's option into the securities issued in such financing at the lowest sale price for such securities. In connection with this loan, stock warrants were issued to purchase an aggregate of 200,000 shares of our common stock with an exercise price of $0.10 per share.

During January 2000, the Company issued 2,520,000 shares of common stock and received proceeds of $3,780,000 from the exercise of 2,520,000 common stock warrants.

During January 2000, the Company announced that it intends to conduct a private placement of its common stock. The Company desires to raise up to $55 million in gross proceeds in the offering. The Company intends to use the net proceeds of the offering to build out additional data centers, implement a sales and marketing campaign, hire additional sales and marketing personnel, repay indebtedness and for general corporate purposes. We believe that our projected revenues and the net proceeds of the anticipated private placement will be sufficient to finance our current and anticipated operations until March 31, 2001. Management is consulting with investment bankers concerning the Company's additional financing alternatives.

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

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

For a discussion of Changes in Securities and Use of Proceeds, refer to Note 3, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I, Item 1.

ITEM 5. OTHER INFORMATION

ADDITIONAL FACILITIES:

The Company has executed five additional leases to construct new data centers in Atlanta, Dallas, Denver, Phoenix, and Tampa. Phase I of the data center construction in Dallas and Tampa is scheduled for completion by March 31, 2000. Additional phases will be completed in Dallas and Tampa as needed. Phase I construction of data centers in Atlanta, Denver, and Phoenix is being scheduled at this time. The Phase II expansion of the Austin data center is also scheduled for completion by March 31, 2000.

CONNECTIVITY AGREEMENTS:

During the quarter ended December 31, 1999, the Company signed 3-year agreements with GTE Internetworking for their Internet Advantage connectivity service for the cities of Atlanta, Austin, Chicago, Dallas, Denver, Los Angeles, Philadelphia, Phoenix, Reno, San Francisco and Tampa. This will provide the Company with direct connections to the GTE POP in each of the above cities when the Company completes its construction of new data centers within those cities.

LOCATION CHANGE OF CORPORATE OFFICE:

The Company relocated its corporate headquarters to 1121 East 7th Street, Austin, Texas 78702 on February 7, 2000.

Item 6. Exhibits and Reports on Form 8-K

(A)      EXHIBITS

     10.1      MMH Investments, Inc. settlement and release agreement
     10.2 Entrepreneurial Investors, Ltd. and Equity Services, LTD settlement agreement
     10.3 Cisco Systems Capital Corporation master agreement to lease equipment
     10.4      Robert Hersch employment agreement
     10.5      Robert Gibbs employment agreement
     10.6      Form of GTE Internetworking direct connect agreement
     10.7      Form of bridge financing promissory note
     10.8      Form of bridge financing warrant to purchase common stock
     10.9 Form of private equity unit financing registration rights agreement
     10.10     Form of private equity financing warrant to purchase common stock
     10.11 TSG Financial Limited Partnership secured convertible promissory note
     10.12     TSG Financial Limited Partnership security agreement
     10.13 TSG Financial Limited Partnership warrant to purchase common stock
     27.1      Financial Data Schedule

(B)      REPORTS ON FORM 8-K

Form 8-K filed with the Commission on January 10, 2000 with reference to a press release dated January 10, 2000 announcing that the Company intends to conduct a private placement of its common stock to raise $40 million in gross proceeds.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MSI HOLDINGS, INC.

        Date: February 11, 2000                By:  /s/ Robert Gibbs
                                                    ---------------------------
                                                    Robert Gibbs, President and
                                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

        Signature                         Title                             Date
        ---------                         -----                             ----

/s/ Stephen J. Metzger                  Director                     February 7, 2000
------------------------
    Stephen J. Metzger

/s/ Davinder Sethi                      Director                     February 7, 2000
------------------------
    Davinder Sethi

                                        Director                     February  , 2000
------------------------
    Ernesto Chavarria

                                        Director                     February  , 2000
------------------------
    Blandina Cardenas

/s/ Daniel Dornier                      Director                     February 7, 2000
------------------------
    Daniel Dornier

/s/ Humbert Powell, III                 Director                     February 7, 2000
------------------------
    Humbert Powell, III

/s/ Chris Brickler                      Director                     February 7, 2000
------------------------
    Chris Brickler

/s/ Robert Gibbs                        President and
------------------------                Chief Executive Officer      February 7, 2000
    Robert Gibbs

/s/ Douglas W. Banister                 Chief Financial Officer      February 7, 2000
------------------------
    Douglas W. Banister

/s/ Stephen Hoelscher                   Secretary, Controller        February 7, 2000
------------------------
    Stephen Hoelscher

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  10.1         MMH Investments, Inc. settlement and release agreement

  10.2 Entrepreneurial Investors, Ltd. and Equity Services, LTD settlement agreement

  10.3 Cisco Systems Capital Corporation master agreement to lease equipment

  10.4         Robert Hersch employment agreement

  10.5         Robert Gibbs employment agreement

  10.6         Form of GTE Internetworking direct connect agreement

  10.7         Form of bridge financing promissory note

  10.8         Form of bridge financing warrant to purchase common stock

  10.9 Form of private equity unit financing registration rights agreement

  10.10        Form of private equity financing warrant to purchase common stock

  10.11 TSG Financial Limited Partnership secured convertible promissory note

  10.12        TSG Financial Limited Partnership security agreement

  10.13 TSG Financial Limited Partnership warrant to purchase common stock

  27.1         Financial Data Schedule