Form 10KSB/A
period 1999-03-31
MSI HOLDINGS INC/
filed 2000-03-03
CIK 68619

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

The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. Based on the closing price for the Company's Common Stock at February 22, 2000 of $20.25 per share, the market value of shares held by non-affiliates would be approximately $492,475,606.

As of February 22, 2000 the Registrant had 35,995,254 shares of Common Stock issued and outstanding.

                        MSI Holdings, Inc.
                          Form 10-KSB

                       Table of Contents
Part I                                                       3

    Item 1.  Description of Business                         3

    Item 2.  Description of Property                        18

    Item 3.  Legal Proceedings                              18

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                        19

Part II.                                                    19

    Item 5.  Market for the Registrant's Common Stock and
             Related Stockholder Matters                    19

    Item 6.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  20

    Item 7.  Financial Statements                           24

    Item 8.  Changes in and Disagreements With
             Accountants on Accounting and Financial
             Disclosure                                     24

Part III.                                                   24

    Item 9.  Executive Officers and Directors               24

    Item 10. Executive Compensation                         27

    Item 11. Security Ownership of Certain Beneficial
             Owners and Management Principal Stockholders   28

    Item 12. Certain Relationships and Related
             Transactions                                   31

    Item 13. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                           31

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

INDUSTRY BACKGROUND

         Increasing Demand for Internet Access and Internet-Related Outsourced Services

         The Internet has experienced rapid growth in the 1990's and has emerged as a global medium for communications and commerce. Internet access and Internet-related outsourced services have been two of the fastest growing segments of the telecommunications services market. For example:

         o International Data Corporation estimates that Internet users worldwide will increase from approximately 142 million in 1998 to 502 million by 2003.

         o Forrester Research estimates that by 2003 there will be over 26 million subscribers with broadband access to the Internet.

         o International Data Corporation estimates that the revenue from Web-hosting services in the United States was approximately $770 million in 1998 and is expected to grow to approximately $12 billion by 2002.

         o International Data Corporation believes that the ASP market in the United States will grow from $23.1 million in 1998 to over $2.0 billion by 2003.

         Accelerating Demand for Bandwidth

         The increasing demand for bandwidth is being driven by a combination of factors. First, the number of Internet users is growing rapidly. Second, end-users are quickly adopting broadband access technologies that allow users to access the Internet at speeds six to 30 times greater than 56.6 Kbs dial-up access modems. Broadband access is driving the increasing demand for full motion video/audio content and applications. The result is greater demand for broadband access and related value added services needed to deliver multimedia content to a global marketplace. ISPs will have to offer high-speed Internet access and content providers will need more bandwidth in order to remain competitive. End-user adoption of recently introduced broadband access technologies like DSL and cable modem reflects this demand.

         The Need for Cost-Effective High-Speed Internet Access

         End-user demand is growing for broadband Internet access. As a consequence, ISPs are being required to offer their customers high-speed, broadband technologies, like DSL and cable modems. ISPs must also connect their customers to the Internet, typically by purchasing fixed bandwidth connections through a local loop. Because the bandwidth is typically fixed, the ISP must either purchase enough capacity to cover peak usage, which will remain mostly unused at non-peak usage times, or fail to meet end-user requirements at peak usage times. Both the infrastructure necessary to provide high-speed Internet access from the ISP to its customers, and the infrastructure necessary to maintain peak usage bandwidth from the ISP to the Internet, may be cost prohibitive for many smaller ISPs. As an analogy, instead of the information superhighway only needing more lanes to handle congestion, it now also needs to have wider lanes for larger vehicles, and the ability to expand into overflow lanes at peak travel times. In addition, many ISPs are required to connect to the Internet over local loops where congestion and network failure account for a large part of Internet delay. To remain competitive, smaller ISPs will need to provide high-speed, reliable Internet access to their customers, while retaining their branding but freed of the burden of making the capital expenditures and using the other resources necessary to build and maintain the systems required to provide access.

         Demand for Web-Hosting and Co-Location

         The Internet can provide an effective and efficient means for businesses to increase their revenues, but the infrastructure required to use the Internet effectively is becoming more complex and challenging to manage. Ensuring the quality, reliability and availability of Internet operations typically requires substantial investments in developing Internet operations and applications and hardware expertise. However, such a significant investment can often be an inefficient use of business resources. As a result, businesses are seeking outsourcing arrangements that can increase performance, provide continuous operation of their Web sites, reduce Internet operating expenses and eliminate the need for expensive and dedicated information technology staff. These businesses are also seeking service providers who can host their Web sites in a secure location with a controlled environment and active around-the-clock monitoring.

         We categorize the market for outsourced Web hosting services into the following segments:

         o Co-location Hosting. Customers own their hardware, software and network equipment, which is housed at the Web site hosting company's facilities. The customers retain responsibility for the installation, management, scalability and security of their Web sites. However, co-location has been and remains an attractive option for Web-centric companies with advanced in-house Internet expertise that do not want the capital expenses of maintaining a secure environment with high bandwidth access.

         o Dedicated Hosting. Customers are provided a complete Web site hosting solution. Unlike co-location, the service provider supplies the hardware, software, network equipment and support necessary to run the Web site. As Web sites have become more complex, even large and technically astute businesses have found Internet technologies and solutions a challenge to manage. For such companies, including many Fortune 2000 companies, dedicated Web site hosting has become a preferred alternative.

         o Shared Hosting. Customers share server hardware and bandwidth with other customers. Shared hosting provides a price competitive entry point for individuals and businesses desiring a simple Web site.

         o Application Hosting. Customers are provided the services of dedicated Web site hosting along with the management of Web-enabled business applications supporting such common business processes as customer service, procurement, human resource management and sales force automation. The service provider implements and configures the business applications to meet the specific needs of its customers. For large and small businesses alike, application hosting offers numerous benefits, including faster time-to-market, access to advanced application skills and significantly lower costs of operation.

         A variety of companies, such as ISPs and large systems integrators, offer products and services that attempt to address enterprises' Internet outsourcing needs. However, we believe the solutions offered by these companies generally fail to address certain elements required to ensure that customers' mission-critical Internet operations are reliable, scalable and responsive. ISPs have traditionally focused on providing Internet access and many have not developed the technical expertise and physical resources to support mission-critical Web sites. In addition, many large systems integrators focus primarily on large enterprises and traditional information technologies. These firms often lack the network and Internet expertise required to provide mission-critical solutions. As a result, we believe a significant opportunity exists for a highly-focused company to provide a combination of complex Web site hosting, outsourced applications management and professional consulting services that enable mid-size businesses to implement reliable, high performance and cost effective Internet strategies.

MSI SOLUTION

         We provide hosting, access and value added services, and we are developing an ASP infrastructure platform, for companies looking to outsource the increasingly complex infrastructure needed to utilize the Internet effectively. We believe that we are positioned to become an industry leader in high-bandwidth Internet infrastructure services for the next generation of enriched content. We eliminate existing data transmission constraints by enabling customers to connect Internet servers directly to the Internet backbone, completely bypassing the local loop that other Web hosting and co-location companies typically use. Since we are not constrained by local loop connections and have access to virtually unlimited bandwidth, our customers can deliver large amounts of high-bandwidth content as needed.

The benefits to our customers are:

         o Bandwidth Burstability. Our customers can "burst" to high levels of bandwidth usage on demand without having to add and then remove additional local loop circuits, which typically takes 45 to 60 days to obtain and results in significant costs. This ability is critical for high-bandwidth applications, such as Webcasting and full-motion audio/video.

         o Response Time. Direct fiber-optic access to the Internet backbone allows our customers to get to other Internet providers' networks with fewer switches (hops) between carriers and routers.

         o Elimination of Local Loop. Through our unique DOCC infrastructure, we provide all of our customers including ISPs "one hop" connectivity to the Internet. This direct access to a Tier-1 Internet backbone eliminates the need for data to travel over local loops and its related cost, congestion, and failure points.

         o Usage-based Billing. Our customers are billed only for the bandwidth actually consumed, rather than flat-rate fixed-capacity billing.

         o Scalability and Flexibility. Our services are designed to be highly scalable and flexible in order to meet the needs of our customers as their Internet operations expand. Our network is designed to scale bandwidth quickly to meet our customers' needs. We also provide flexibility for our customers by supporting most leading Internet hardware and software systems vendor platforms.

         o Reliability. Our data center and infrastructure are certified as meeting GTE/BBN technology and service quality standards for network architecture, security architecture and facilities design.

         o High Performance and Enhanced Connectivity. We are able to address the high bandwidth needs and rapid growth of our customers' mission-critical operations by maintaining direct peering interconnections, including peering relationships with Tier-one network providers such as GTE. In order to provide our customers with uncongested bandwidth during network traffic spikes, we have access to the available capacity of one of the largest fiber optic high-speed networks in the United States.

         o Sophisticated Network Management Services and Tools. By leveraging the knowledge gained from supporting many leading-edge Internet operations, we provide sophisticated network management and monitoring services on a 24x7 basis. We monitor all of our direct and indirect network connections for latency and packet loss, allowing our network engineers to reroute traffic to avoid congested points. We are able to identify and resolve many potential problems before they impact an Internet site's availability or performance.

         o Fault Tolerant Facilities. We have built fault tolerant facilities designed to enable the uninterrupted operations necessary for mission-critical Internet operations. Our facility is equipped with an uninterruptible DC or AC power supply and back-up generators for power redundancy, multi-tiered fire suppression systems, seismically braced racks, separate and redundant cooling zones and security systems.

         o Cost Effective Solution. Our customers benefit from leveraging the significant capital, operating and labor investments that we have made to support distributed, mission-critical Internet operations. Most enterprises today do not have the infrastructure that Internet operations require, including data centers located adjacent to major Internet connection points, 24x7 operations and specialized Internet technology expertise. We believes that our solutions to optimize enterprises' Internet operations are significantly more cost-effective than most in-house solutions.

OUR STRATEGY

         Our objective is to strengthen our position as a leading provider of fast and reliable Internet infrastructure solutions targeted at bandwidth intensive mid-market businesses seeking to maximize the performance of critical Internet-based applications. Our strategy to achieve our objective is to:

         o Invest in Infrastructure and Additional Data Centers. We intend to continue to make significant investments to expand and improve our infrastructure and capitalize on the trend by corporate information technology departments to outsource critical Internet operations. We have a strategic relationship with GTE which allows us to select additional GTE POP sites in which to build out data centers to provide our DOCC infrastructure to area customers. Initially, our build out will focus on large metropolitan areas in which GTE has an existing POP and we have the opportunity for multi-homing capabilities. Our next target markets are Atlanta, Dallas, Denver, Philadelphia, Phoenix and Tampa. Through these additional data centers, we intend to establish a national presence to better serve our customers. In addition, we intend to make significant additional investments in our Austin, Texas data center, adding more server racks, infrastructure, office and customer service areas.

         o Create Multi-Homed Networks. Our connectivity strategy is centered around redundancy, load-sharing and balance between multiple networks. We anticipate that each DOCC data center will be connected to two networks: the GTE GNI Internet backbone and a second Internet provider. We intend to leverage our relationship with GTE to take advantage of its peering capabilities and to provide bi-directional exchange of Tier-one traffic. The second connection will be used to route traffic to non-Tier-one backbones that can only be accessed through Network Access Points, Metropolitan Area Exchanges and other public or semi-public peering points. Our goal is to move traffic along the most efficient routes available.

         o Become Outsourced Solution Provider to Other Internet Backbone Providers. We will seek to establish relationships similar in scope to GTE with other Internet backbone providers. These relationships will enable us to position ourselves as the preferred outsourced solution to these other providers to address the needs of their mid-market customers. We believe that there are other Internet backbone providers who would like to offer broadband web-hosting services to the mid-market but are not yet in the position to do so on a cost effective basis. We believe that we can fill this demand by leveraging our expertise in this market and provide a cost effective outsourced solution to these other providers. o Establish Brand Recognition. We believe that brand recognition will continue to be important in our attracting customers. We intend to leverage aggressively our GTE/BBN certification, our DOCC infrastructure to the Internet backbone and our full range of value-added solutions through an advertising campaign using traditional media, press tours, trade shows, speaking engagements and strategic co-marketing relationships. We intend to focus on an "informed strategy" differentiating the benefits and flexibility of a direct connection to the Internet compared to the problems associated with local loop access.

         o Expand Customer Base. We intend to expand our base of approximately 166 customers by increasing our sales and marketing efforts. In each city where we operate a data center, we intend to maintain a direct sales force. We will extend frequent invitations to target customers to visit our data centers and leverage the visual and technical impact of our DOCC infrastructure.

         o Make Strategic Alliances and Acquisitions. For many businesses, co-location and Web-hosting are transparent parts of packaged solutions. Companies that sell these packaged applications benefit from a relationship with co-location and Web-hosting companies. We intend to form a number of alliances to result in additional reseller or agent relationships, including Web design firms, application developers, Web-hosting companies, ISPs and consulting firms. In addition, we may make strategic acquisitions of other Internet service companies to increase our market presence, expand our service offerings and facilities and obtain key business relationships.

         o Develop an ASP Infrastructure. We are developing an ASP infrastructure platform to simplify and expedite the deployment of applications over the Web. The components of this platform include security, billing, database management and a development environment.

         o Provide Value-Added Services. In addition to establishing a presence as a premier provider of Internet bandwidth, co-location and Web-hosting services, we intend to aggressively introduce and expand value-added service offerings and build our customer support services. We have developed various other value-added services which we believe significantly enhances the availability and effectiveness of our customers' Websites. Examples of some of these services include e-commerce solutions such as security, network management, cacheing and backup and recovery. We believe that we can enhance our profitability and attract and retain additional customers through these value-added service offerings.

PRODUCTS AND SERVICES

         We currently offer the following products and services:

         Hosting Services

         o Broadband Co-location. We offer co-location services for customers who prefer to own and have physical access to their servers but require the high performance, reliability and security of our data center. Co-location customers are typically larger enterprises employing more sophisticated Internet hardware and software and possessing the expertise to maintain their Web sites and related equipment. Our co-location services include fault-tolerant physical facilities and reliable, high-bandwidth Internet access tailored to meet the outsourcing needs of our customers' critical Internet operations. We support most leading Internet hardware and software platforms. Our multi-vendor flexibility enables us to offer our customers a broad range of technology best suited for their needs. Customers have 24x7 physical and remote access to the data center to administer, upgrade and maintain their own equipment, or they may engage us to provide systems administration and maintenance.

         o Dedicated Web Server Hosting. We also offer dedicated Web-hosting solutions for customers that require greater server capacity than is offered by a shared Web-hosting arrangement. Our dedicated Web-hosting solutions provide customers with dedicated servers that we own and maintain within our data center. This service is offered at various price levels, depending on the required hardware and service.

         o Shared Server Web-Hosting. We offer a variety of shared server Web-hosting solutions that provide customers with servers that we own and maintain within our data center and that are shared with other customers. We offer shared server Web-hosting at various price levels, depending on the customer's hardware and service requirements.

         Access

         o Internet Connectivity. We offer high-speed direct Internet connectivity and data transport and provide our customers access to virtually unlimited bandwidth on-demand, up to the available capacity of one of the largest fiber optic high-speed networks in the United States. Our DOCC infrastructure provides a direct Ethernet connection to a Tier-1 Internet backbone through GTE's POP at speeds of 10 to 10,000 Mbps. We offer our customers a usage-based billing system where they pay only for bandwidth actually consumed, versus flat-rate, fixed-capacity billing. All of our Internet access customers receive 24x7 customer and technical support.

         o Digital Subscriber Lines (DSL). Through master reseller agreements with Southwestern Bell and Covad Communications, we offer our ISP customers the ability to offer DSL services to their end-users at bandwidth options between 144 Kbps and 7 Mbps. DSL delivers high-speed Internet connections through existing copper telephone lines. DSL is also more cost-effective for many small and medium-sized businesses than other common high-speed leased line services. Our DSL services have been designed to enable our ISP customers to offer their end-users high-speed Internet access, without the need to add additional hardware or systems.

         Value Added Services

         o Broadband Webcasting. Broadband Internet access enables end-users to receive audio and visual streams which approach the quality of television and radio. While these end-users are finding it easier to download these streams, content providers are finding it more difficult to send them due to bandwidth constraints. By providing access to large amounts of bandwidth, we seek to become one of the leading providers of streaming media services. Our services will be aimed at content providers, offering completely integrated, in-house services. These services include the three main components of streaming media technology: production; encoding; and hosting of live or pre-recorded media.

         o Private Label ISPs. We offer Internet services and connectivity branded with an organization's logo and identity. Through our DiaLinx reseller agreement with GTE, we provide customers the ability to create and deploy a private label ISP hosted or co-located at our data center. We can provide e-mail, Web space and news group services, user authentication and registration, user credit card billing, Internet access kits, including bulk CD-ROM replication, and the ability for users to choose from over 600 nationwide local dial-in numbers. All of these services are branded with the private label ISP's custom "look and feel," including logos, graphics and text. Each private label ISP end-user can be allocated one e-mail mailbox, plus 5 MB of personal Web page storage space, with additional mailboxes and Web space available.

         o Private Portals. We create and maintain Web sites and extranets aimed at the transformation of existing communities of interest into on-line virtual communities. Companies or organizations with established communities of interest use high-speed Internet access to provide enriched content to their customers or users. We host private portals on a fully redundant and secure environment for transactions or other non-public or sensitive information. We provide our private portal customers with hosting and co-location services for their servers, on-demand high-bandwidth Internet access, Web site and extranet design, transaction and database architecture and remote user dial-up accessibility. In addition to our typical hosting and Internet access service fees, we believe that private portals will allow us to begin generating advertising revenue from advertisers targeting a specific private portal community.

         o Systems Monitoring. We provide all of our Web-hosting customers with 24x7 network and systems administration, maintenance and security monitoring. We also offer our Web-hosting customers the ability to control and update their sites remotely, monitor Web site performance, track the number of site visits, review account billing information and evaluate the overall effectiveness of their Web sites. In addition, all host Web servers will have regular back-up procedures to protect customer files.

         o Other Value Added Solutions. We have developed various other value-added services which we believe significantly enhances the availability and effectiveness of our customers' Websites. Examples of some of these services include security, network, database and operating system management, caching and backup and recovery. In addition, we are developing an ASP infrastructure to simplify and expedite the deployment of ASP applications over the Internet. These services enable our customers the ability to focus on their core competencies rather than their Internet infrastructure. In addition these services enable our customers the ability to seamlessly integrate the various components of an Internet solution.

SALES AND MARKETING

         Our sales and marketing objective is to position ourselves on a national basis as a premium provider of broadband infrastructure services. We differentiate ourselves by offering complete infrastructure solutions. Using a consultative approach, our sales team works with our customers to understand their critical business issues. Our sales and marketing efforts focus on bandwidth intensive companies, ISPs and ASPs. As of December 31, 1999, we employed 17 people in sales and marketing.

         Direct Sales Force

         We primarily market our services through a direct sales force. As of December 31, 1999, we had a sales force of 14 persons selling into our Austin, Texas data center. Our core sales strategy is to work with leading application developers, network equipment providers and Web-design firms to offer complete e-business solutions.

         Our target markets include businesses with significant Internet applications, ASPs and ISPs. We are our retail customers' solutions provider of choice due to our ability to provide end-to-end outsourced infrastructure services, thus allowing them to focus on their Website content. Our wholesale customers choose us because of our ability to provide direct Tier-1 access to the Internet using our DOCC infrastructure. By extending frequent invitations to target customers to visit our data centers, we intend to leverage the visual and technical impact of our DOCC infrastructure.

         We intend to build our sales force aggressively in each region in which we operate data centers. Our direct sales professionals will be supported by a telesales group that generates leads. The telesales group will also be used to offer basic Web-hosting solutions. As we expand our strategic partnerships and capabilities, the sales force will be structured along financial, medical, entertainment, education and retail markets.

         Indirect Channels

         We leverage the effectiveness of our retail sales force by developing close working relationships with application developers, web design firms, venture capital firms, the Big Five accounting firms, leading technology law firms and hardware vendors. We intend to deploy relationship executives in each of our markets to focus on building these partnerships. We expect that indirect channel relationships will range from simple sales lead exchanges to full reseller relationships. We are currently a Cisco Powered Network partner and a Hewlett Packard Covision partner, which provide us substantial marketing assistance.

         Marketing

         Our marketing program is intended to build national and local MSI brand awareness. We intend to aggressively leverage our GTE/BBN Certification, our DOCC infrastructure to the Internet backbone and our full range of value-added solutions through an advertising campaign using traditional media, press tours, trade shows, speaking engagements and strategic co-marketing relationships. Our marketing strategy will focus on differentiating the benefits and flexibility of a direct connection to the Internet compared to the problems associated with local-loop access to the Internet. Through speaking engagements, networking events, and partnerships, we intend to establish ourselves as a leader within each community in which we operate. We also intend to establish a program to evaluate the efficiency of our marketing efforts through sales force automation software, telemarketing, reader responses and Web responses.

CUSTOMERS

         Our customers can be classified in four categories:

         o Web-centric Companies. Internet-related businesses depend on their Web site or Internet access for a significant portion of their revenues. We offer these businesses a GTE/BBN-certified facility specifically designed to provide a high level of broadband quality, reliability and access. Our web-centric customers include iBooks.com, inc., Global Ticket Exchange, LLC, eBlox, Inc., and SpecIT Corp.

         o Non-Web-centric Companies. We provide a cost effective and efficient Internet infrastructure outsourced solution. Our customers benefit from leveraging off of the significant capital, operating and labor investments that we have made to support distributed, mission-critical Internet operations. Our non-Web-centric customers include Catapult, Teledynamics, Aim Technologies and Esoterix.

         o Internet Service Providers. ISPs provide end-users with access to the Internet. We provide ISPs virtually unlimited Internet bandwidth and bill only for the bandwidth actually consumed. Our ISP customers include Outernet Connection Strategies, Inc., Real Time Communications, Inc., Database City, SVIWeb.com and Business Network Services, Inc.

         o Application Service Providers. ASPs deploy applications over the Internet and typically use a subscription or timeshare billing model. ASPs typically struggle with infrastructure issues such as billing, security, database management, latency and application communication issues. We combine our hosting infrastructure with value-added tools to help ASPs solve these business issues. Our ASP customers include Ventix, Core Metrics and iAutoparts.com.

STRATEGIC RELATIONSHIPS

         We plan to take advantage of the following strategic relationships:

         o GTE GNI (Global Network Infrastructure). In Austin, GTE has placed its OC-192 POP in our building. By locating its POP within our facility, GTE provides us a direct connection to a Tier-1 Internet backbone.

         o GTECC (GTE Communications Corp.). GTECC is the subsidiary of GTE that sells bundled services to the general public. These services include premise equipment (PBX), long distance, wireless, help desk, and dedicated access to the Internet but do not include co-location. Our services are complementary to GTECC's services and, therefore, GTECC and we maintain a customer lead exchange program.

         o GTE/BBN Technologies. GTE/BBN Technologies has over 30 years of experience at building reliable, fault-tolerant data centers. We use GTE/BBN Technologies to provide consulting and design services in the construction and operation of our facilities. GTE/BBN is one of the originators of the ARPANET (the predecessor to the Internet) and has built much of the United States government's high security defense network. Utilizing the GTE/BBN design, our Austin, Texas data center has been operational without any outages of more than two minutes.

         o Covad Communications and Southwestern Bell. Through Covad Communication's and Southwestern Bell's DSL service, we are able to provide customers with end-to-end connectivity. Covad Communications has agreements with local exchange carriers across the United States which enables it to provide DSL circuits to homes and businesses. Our agreements with Covad Communications and Southwestern Bell allow us to provide access to the Internet through these circuits. The agreements designate us as a master reseller under which we sell the service through local Internet service providers.

         o Cisco and Hewlett Packard. We are a Cisco Powered Network and a HP Covision partner. These strategic partner designations provide us with significant technical and marketing assistance, preferred pricing, vendor financing and access to potential customers.

DATA CENTER INFRASTRUCTURE

         We operate a highly secure, fault-tolerant data center, and are developing additional data centers, designed for the 24x7 hosting of Web sites and Web-based applications. We anticipate that each of our data centers will have a targeted minimum of 10,000 square feet. Our data centers will combine the predictability and control of traditional mainframe-based data centers with the network access and capacity required for today's bandwidth intensive Internet-based computing. Our data centers will be designed to allow customers to deploy new and strategic applications rapidly without substantially increasing cost or incurring risk of service failure.

         The physical infrastructure and security controls of our data centers have been designed to satisfy rigorous requirements for secure data storage and processing. Specifically, our data center offers the following major benefits to our customers:

         o Direct access to a high-performance POP. Our DOCC infrastructure provides a direct Ethernet connection to a Tier-1 Internet backbone through GTE's POP at speeds of 10 to 10,000 Mbps. Our DOCC infrastructure connects our customers directly to the OC-192 (10Gbps) backbone. By having our facilities located next to a GTE POP, our clients bypass the local loop infrastructure, increasing efficiency, reducing cost and failure rates.

         o State-of-the-art physical security. We have implemented state of the art physical security through tightly controlled security zones requiring card key entry. Surveillance cameras record movement through the data centers and security guards provide real-time visibility. Access to our data centers is further restricted to our employees and customer-authorized personnel.

         o Redundant networking equipment, utilities and environmental control. Our network has been designed to provide redundancy, security, reliability and disaster recovery. Our Austin data center has been GTE/BBN certified for technology and service quality standards, including network architecture, security architecture and facilities design.

                  In addition, the network has been certified by Cisco as a Cisco-Powered Network, which gives us quick access to the latest Cisco hardware and technical resources. We use computer controlled environmental systems to maximize cooling, humidity control and energy efficiency. We use an INERGEN Clean Agent Fire Extinguishing System. We use redundant uninterruptible power supply systems and redundant generators, to ensure the power system is capable of maintaining power to the data center in the event of component failure.

         o Multi-home Network. Through our relationship with GTEI and our unique DOCC infrastructure, we can leverage private network peering points without having to build a costly network. Our strategy of dividing traffic between GTE and a second Internet provider in each market is designed to give us a highly reliable solution. We expect to be able to access private network peering points without relying on local telephone loops and while maintaining a second access point for redundancy and reliability.

NETWORK OPERATIONS CONTROL CENTER

         Our Network Operations Control Center ("NOCC") performs operations support for our network and infrastructure components on a 24x7 basis. The NOCC is equipped with sophisticated Internet traffic management and reporting systems that provide diagnostic tools allowing for the optimum bi-directional delivery of data. Each client network device is monitored using the latest, most sophisticated technologies. The NOCC serves three primary functions:

         o        Monitoring and routing MSI's traffic to and from the Internet.
                  Our NOCC continuously monitors and manages our DOCC infrastructure. Most importantly, the NOCC takes advantage of our fast and efficient routing platform which places traffic on either GTE's OC-192 fiber Tier-one network or onto a second Internet provider. From our Austin, Texas NOCC or other NOCCs, we will monitor our DOCC infrastructures throughout the United States. The monitoring is accomplished utilizing proven methodologies and systems that ensure our customers' content is being routed and delivered over the Internet from source to destination in the fastest, most efficient path possible.

         o Monitoring client equipment and Web sites. Our 24x7 monitoring of customer Web sites allows our engineering staff to take immediate action to isolate malfunctions in our customer's equipment and provide swift problem resolution. Issues are typically identified and resolved prior to content delivery being impacted or the customer noticing the problem. We provide our clients with 24 hour access to their systems data via a Web-access interface. In addition, we provide our customers with a single point of contact for support-related issues and complete 24 hour access to engineering assistance. We believe that our Internet-related skill set combined with our approach to providing superior customer service in a timely and methodical manner creates a significant advantage over our competitors.

         o Value-Added Monitoring. On a custom basis, we monitor Web site thresholds and other processes. For example, a customer doing a Webcast of a live event may want to monitor sound quality and streaming video delivery. Some customers may ask us to monitor thresholds of how many users are accessing their Web site or how many transactions are occurring. In this manner, the NOCC acts a revenue center while helping customers outsource what would normally be internal monitoring.

COMPETITION

         We are not aware of any company that currently duplicates our business model in full. While many companies will provide strong competition in any one component of our spectrum of offerings, few companies offer our solutions. Our individual product offerings face competition from a variety of organizations:

         o Broadband Co-location and Web-hosting. Our unmanaged co-location and advanced managed Web-hosting services compete with companies such as Metromedia Fiber/AboveNet Communications, Inc. and Exodus Communications, Inc., as well as internal information services departments. Unlike us, their connectivity and bandwidth capabilities are limited by a reliance on either local loop or SONET ring connections to the Internet.

         o Broadband Webcasting. Our broadband Webcasting service competes with organizations like Broadcast.com. Unlike us, they do not have a direct Tier-one connection to the Internet, which constrains their bandwidth. In addition, their Web site formats act as an aggregation point, meaning all content is accessed from the same site, which limits the content providers from branding an individual Web site.

         o Internet connectivity. Our connectivity services face competition primarily from ISPs. We intend to license ISPs to resell broadband access via DSL based on strategic alliances with Southwestern Bell, Covad Communications and other providers. We believe we can provide a competitive advantage in speed, bandwidth, credibility and reliability.

                                  RISK FACTORS

         In addition to the other information in this report, you should carefully consider the following factors in evaluating us and our business. The discussions in this report and in our reports filed with the SEC contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to a difference in our actual results are discussed below. Additionally, further discussion of these risk factors and other risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections of this report.

RISKS RELATED TO OUR BUSINESS

         WE ARE OPERATING UNDER AN UNPROVEN BUSINESS MODEL. DEMAND FOR OUR PRODUCTS MAY FAIL TO MATERIALIZE AT THE ANTICIPATED LEVELS, ADVERSELY AFFECTING OUR PERFORMANCE.

         Our business model generates revenues by providing customers with bandwidth and related services, which are relatively new products to the marketplace. Our success depends on our products achieving wide acceptance in the market at competitive prices. Our forecasts for future demand and operations are based on the successful development of a market for our products and services. Given the relative novelty of our products and services, there is limited data available on which to base a reliable forecast. There is no assurance that we will be successful in developing the market for our products and services. We deliver our products and services through:

         o Internet connectivity - High speed direct Internet connections and data transport with a usage-based billing system;

         o Broadband co-location and web-hosting - data center facilities for hosting customer web sites on our servers and housing customer owned servers;

         o Broadband webcasting - production and webcasting services for audio-video broadcasting over the Internet;

         o Private label Internet service providers - Internet services and connectivity branded with an organization's logo;

         o Digital subscriber lines - Digital subscriber lines services for our Internet service provider customers to offer their end-users; and

         o Private portals - Web sites and extranets for online virtual communities.

         THERE IS LIMITED INFORMATION ON WHICH TO EVALUATE OUR OPERATIONS WHICH WILL NECESSARILY AFFECT YOUR ABILITY TO ACCURATELY APPRAISE OUR PERFORMANCE.

         Since March 1999, we have changed the focus of our business from providing hardware and systems integration services to providing a suite of high-speed Internet access, data transport and networking services, co-location services and web site hosting services. Because of our limited operating history in providing our current product mix, there is limited operating and financial data about our business for you to use in evaluating us or our performance.

         WE HAVE INCURRED NET LOSSES SINCE OUR INCEPTION AND ANTICIPATE CONTINUING LOSSES.

         To date, we have had limited revenues and have not shown a profit in our operations. As of December 31, 1999, our accumulated deficit was approximately $32.2 million. Approximately $19.8 million of the deficit relates to losses from operations, while the remaining $12.4 million relates to losses incurred due to discounts recorded on issuances and conversions of common and preferred stock. We cannot predict when, or if, profitability might be achieved or if we will be able to sustain it. If we are unable to obtain profitability or sustain it, we may have to discontinue operations.

         IF WE ARE UNABLE TO MANAGE COMPLICATIONS THAT ARISE DURING THE BUILD OUT OF ADDITIONAL DATA CENTERS, WE MAY NOT SUCCEED IN OUR EXPANSION PLANS.

         We are planning to build out up to 15 new data centers across a wide range of geographic regions. The build out of data centers, each of which takes approximately 30 to 90 days to complete, is a key element of our business strategy. Any delay in the build out of new data centers would significantly harm our plans to expand our business. Many of the risks associated with significant expansion projects are beyond our control and any of which could delay the build out of additional data centers. These risks include:

         o        obtaining sites;

         o        cost estimation errors or overruns;

         o        equipment and material delays or shortages; and

         o the inability to obtain necessary permits on a timely basis, if at all.

         WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE ADDITIONAL DATA CENTERS INTO OUR EXISTING NETWORK, WHICH COULD DISRUPT OUR SERVICE.

         New data centers, if completed, will result in substantial new operating expenses. Moreover, our operations will be significantly harmed if we do not institute adequate financial and managerial controls, reporting systems and procedures with which to operate multiple facilities in geographically dispersed locations. The following expenses are representative of the new operating expenses we anticipate incurring in connection with developing new data centers:

         o        hiring, training, retaining and managing new employees;

         o        purchasing new equipment and implementing new systems; and

         o        leasing additional real estate.

         WE HAVE HAD RECENT CHANGES IN MANAGEMENT AND CAN NOT ACCURATELY PREDICT CURRENT MANAGEMENT'S EFFECTIVENESS.

         Several member of our calendar year 1999 management team are no longer with us. We have a new management team that has not had the opportunity to work together in the past. There is no assurance the new management team will be able to successfully lead us into profitability. The following table identifies the new members of our management team and those who are no longer with us.

ARRIVALS

NAME                                POSITION
----                                --------
Robert Gibbs                        president and chief executive officer
Robert Frank                        executive vice president
Patricia Hrabina                    vice president of human resources
Douglas W. Banister                 chief financial officer and vice president
                                    of finance
Robert Hersch                       vice president of corporate finance
Cliff Luckey                        chief technology officer and vice president
                                    of technology & solutions

DEPARTURES

NAME                                FORMER POSITION
----                                ---------------
Jose Chavez                         president and chief executive officer
Mitchell Kettrick                   vice president - technology and secretary
Jaime Munoz                         vice president of operations
Roger M. Lane                       chief operating officer
David Hill                          chief financial officer

         WE WILL BE UNABLE TO EFFECTIVELY COMPETE IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

         Our future success depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. In particular, we face intense competition for qualified personnel, particularly in software development, network engineering and product management. If we are unable to attract and retain qualified personnel our ability to compete will be compromised. There can be no assurances that we will be successful in our recruiting or retention efforts.

         WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS THAT COULD MATERIALLY ADVERSELY AFFECT US.

         Our management personnel were previously employees of and may have had contracts with other telecommunications companies. In many cases, these individuals are conducting activities for us in areas similar to those in which they were involved before joining us. As a result, we or our employees could be subject to allegations of violation of trade secrets, breach of contract or unfair competition. If such claims materialize, they may distract our management and employees from their duties and requires reallocation of our resources. Moreover, an unfavorable ruling may hinder our ability to obtain a license or similar agreement to use technology we need to conduct our business. Defending against and the exposure to liability under these claims could reduce revenues, increase expenses and adversely affect our ability to compete.

         OUR OPERATIONS DEPEND ON OUR ABILITY TO MAINTAIN FAVORABLE RELATIONSHIPS WITH THIRD PARTY SUPPLIERS. WE CAN NOT ASSURE THE CONTINUITY OF THOSE RELATIONSHIPS.

         We have entered into several alliance and contractual agreements with certain third parties to utilize their infrastructures and networks to deliver our products and services to our customers. Moreover, we are dependent on the continued availability of these infrastructures and networks for our growth and development. If we are unable to maintain or replace the relationships with these third parties, we will be unable to provide the current level of services to our customers. Our failure to consistently provide current levels of service could result in a reduction of our client base and sales volume.

         SYSTEM FAILURES COULD DISRUPT OUR SERVICES AND CAUSE US TO LOSE CUSTOMERS.

         Our target market is particularly sensitive to service failures. If service failures occur, they could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our operations and financial results. Our system is vulnerable to damage from human error, power loss, facility failures, fire, earthquake, floods, telecommunications failure, break-ins, sabotage, and vandalism. Moreover, we do not presently have a disaster recovery plan, carry any business interruption insurance or have any secondary off-site systems. Although we have not previously experience any system failures, we have implemented security measures that meet the standards adopted by BBN, the GTE division credited with pioneering the Internet. However, our network and computer systems could still be vulnerable to computer viruses, intrusions, or breaches of security that might result in service interruptions. These risks are aggravated by the fact that substantially all of our communications and computer hardware is located within a single facility in Austin, Texas.

RISKS RELATED TO OUR INDUSTRY

         OUR BUSINESS IS DEPENDENT ON THE CONTINUED GROWTH OF THE INTERNET, WHICH MAY FACE RESISTANCE FROM THE MARKETPLACE.

         Demand for our services could be reduced if the market for business-related Internet solutions fails to further develop. Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use, especially in the business sector -- our target market. If demand for our services fails to materialize at the anticipated levels, our revenues will also fail to reach expectations.

         Despite growing interest in the varied commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity services for a number of reasons, including:

         o        inconsistent or unreliable quality of service;

         o        lack of availability of cost-effective, high-speed options;

         o        inability to integrate business applications on the Internet;
                  and

         o the need to deal with multiple and frequently incompatible vendors.

         THE MARKET FOR OUR PRODUCTS AND SERVICES IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for Internet access, data transport, networking services, web-hosting and related services is rapidly evolving, intensely competitive and has relatively low barriers to entry. Many of our competitors and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources. Moreover, our competitors may be able to negotiate contracts with suppliers on more favorable terms than we can. Some of these competitors may also provide products with some performance advantages over our products. Given the fierce competition which we operate and our comparatively limited resources, we may not be able to compete effectively.

         OUR SERVICES ARE SUBJECT TO UNCERTAIN GOVERNMENT REGULATION. CHANGES IN LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS.

         We operate in an environment of unstable and evolving regulations. Our services are not currently directly regulated by any federal or state agency. However, many of the facilities and services we need to provide Internet connectivity are subject to regulation at the federal, state and local levels. Changes in applicable laws or regulations could impact our operations, and impact our costs, service requirements and the scope of competition. Incumbent local carriers, like Bell Atlantic and Southwestern Bell, are likely to pursue litigation in courts, institute administrative proceedings with the FCC and state telecommunications regulators and lobby the U.S. Congress in an effort to affect the applicable laws and regulations in a manner that would be more favorable to them and that may be against our interests. Additionally, we may choose to expend significant resources to participate in regulatory proceedings at the federal or state level without achieving favorable results. The expenses associated with participating in and complying with an evolving regulatory framework may increase our operating expenses beyond expectations.

         DIGITAL SUBSCRIBER LINE SERVICES ARE NEW AND EVOLVING AND WE CANNOT PREDICT WHETHER THEY WILL BE ACCEPTED BY BUSINESSES AT PROFITABLE PRICES.

         The market for high-speed Internet access, data transport and networking services using copper telephone lines is in the early stages of development. If the market for our digital subscriber line services fails to develop, grows more slowly than anticipated or becomes saturated with competitors, our operations and future revenue stream could be materially adversely affected. We cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. Any of these factors could result in a reduction of demand for our products and a corresponding reduction in anticipated revenues.

         INTERNET SECURITY CONCERNS COULD HINDER THE DEVELOPMENT ELECTRONIC COMMERCE AND THE DEMAND FOR OUR PRODUCTS AND SERVICES.

         A significant barrier to commerce and communications over the Internet has been the need for the secure transmission of confidential information. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by breaches. A party who is able to penetrate our network security could misuse our users' personal information and our users might sue us or bring claims against us. We strive to protect ourselves and our customers from such intrusions and from exposure to liability from a security breach. However, these actions could occur in the future. To date we have not experienced any security breaches nor are we aware of any attempts to penetrate our network security. If any well-publicized compromise of security occurs, Internet usage and the demand for our services could decline.

RISK FACTORS RELATING TO OUR STOCK

         SOME SHAREHOLDERS HAVE SUBSTANTIAL CONTROL OVER US.

         As of January 31, 2000, our current directors and executive officers owned approximately 2.4% of the outstanding shares of our common stock. Also as of January 31, 2000, Entrepreneurial Investors, Ltd. owned approximately 19.8% of the outstanding shares of our common stock.

         These persons and entities may continue to exert significant influence over our business and affairs. Accordingly, these shareholders will possess substantial control over our operations. This control may allow them to amend corporate filings, elect all of our board of directors, other than the director to be designated by some of our preferred shareholders, and substantially control all matters requiring approval by our shareholders, including approval of significant corporate transactions. Such shareholders will also have the ability to delay or prevent a change in our control and to discourage a potential acquirer for us or our securities.

         Additionally, Messrs. Chavez, Kettrick and Munoz, who were terminated by us on April 20, 1999, hold an aggregate of 4,057,750 shares or 15.2% of the outstanding shares of our common stock as of January 31, 2000. These persons have recently settled litigation with us and may oppose management.

         OUR ARTICLES OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL AND THEREFORE COULD HURT OUR SHAREHOLDERS.

         Provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire control of MSI Holdings, Inc., even if a change in control would be beneficial to shareholders. Our articles of incorporation allow our board of directors to issue, without shareholder approval, preferred stock with terms set by the board of directors. The preferred stock could be issued quickly with terms that delay or prevent the change in control of MSI Holdings, Inc. or make removal of management more difficult. Also, the issuance of preferred stock may cause the market price of our common stock to decrease.

         STOCKHOLDERS HAVE LIMITED LIQUIDITY IN OUR STOCK BECAUSE WE HAVE A LIMITED MARKET FOR OUR COMMON STOCK AND OUR STOCK PRICE IS VOLATILE.

         Trading on the Over-The-Counter Bulletin is sporadic and highly volatile. The market prices of Internet-related stocks, such as ourselves, tend to be more volatile than the market as a whole. The market price of our common stock has fluctuated in the past and may continue to be volatile in the future. There can be no assurance that an active trading market will develop or be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, as well as affect our stockholders' ability to sell their shares.

         THE SHARES ELIGIBLE FOR PUBLIC SALE AFTER THIS OFFERING COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Sales in the public market of substantial amounts of common stock or the perception that such sales may occur could materially and adversely affect the market price of our common stock or our ability to raise capital through an offering of equity securities. As an increasing number of shares become eligible for sale, the related transactions may place downward sell pressures on our market price. The adverse affect on the market price of our common stock may occur even if the results of our operations are positive. As of January 31, 2000, we had 26,628,587 shares of common stock outstanding. The following table illustrates the shares of common stock eligible for future sale if all outstanding warrants and options were exercised.


                                     Fully Diluted                  %
                                     -------------                -----
Total Shares                          32,154,016                  100.0
Eligible for Future Sale              17,557,095                   54.6
Subject to Rule 144 Restrictions      14,596,921                   45.4

PRINCIPAL SUPPLIERS

    The Company purchases its products for resale and use in its service products from a select group of suppliers. While we rely on relatively few suppliers, the products are available from numerous sources throughout the country.

GOVERNMENT REGULATIONS

We provide Internet services, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. As an ISP, we are not subject to direct regulation by the FCC or any other agency, other than regulations applicable to business generally.

         The FCC recently reaffirmed that ISPs should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the 1996 Telecommunications Act. Thus, we are not subject to regulations applicable to telephone companies and similar carriers merely because, to some extent, we provide our serves via telecommunications networks. We also are not required to contribute to the universal service fund, which subsidizes phone service for rural and low income consumers and supports Internet access among schools and libraries. This FCC action also may discourage states from regulating ISPs as telecommunications carriers or imposing similar subsidy obligations.

         Nevertheless, Internet-related regulatory policies are continuing to develop. It is possible that we could be exposed to regulation in the future. For example, the FCC has stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet service itself would not be regulated. The FCC is also considering whether such Internet-based telephone services should be subject to the universal service support obligations discussed above or should pay carrier access charges on the same basis as traditional telecommunications companies. Access charges are assessed by local telephone companies to long distance companies for the use of the local telephone network to originate and terminate long distance calls, generally on a per-minute basis. We currently do not offer telephony and so are not directly affected by these developments. However, should we offer telephony in the future, we may be affected by these issues. Additionally, we cannot predict whether consideration of these issues will cause the FCC to reconsider its current policy of not regulating ISPs.

         The FCC also proposed rules that could make it more difficult for ISPs to access DSL and other high-speed data technology services provided by local telephone carriers. If the FCC ultimately adopted this proposal or similar proposals, our access to DSL and other high-speed data technology could be curtailed. Such curtailment could have a material adverse effect on us.

         Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, encryption standards, consumer protection, e-commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future regulatory changes or development may have on us. Changes in the regulatory environment relating to the Internet industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse affect on us.

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

ITEM 3. LEGAL PROCEEDINGS

    We have settled lawsuits related to our relationship with a former consultant, Kenneth O'Neal (O'Neal) and a firm which he controls, Argus Management, Inc. (Argus). On December 18, 1997 Argus filed a lawsuit in Kerr County, Texas, 216th Judicial District, to collect on two promissory notes in the aggregate principal amount of $200,000. We vigorously defended this lawsuit and filed a related suit against O'Neal and Argus in Travis County, Texas on February 6, 1998, alleging fraud, usury in connection with the promissory notes, and seeking an order from the Court demanding that Argus transfer 293,185 shares of our common stock, held by Argus, to various stockholders who have previously purchased such shares (the Argus Related Shares). The agreed upon settlement provides that Argus return 200,250 shares of our common stock to us, that we tender $250,000 to Argus and that we issue the balance of 92,935 shares of common stock as restricted shares. The parties have agreed to cancel the two promissory notes from us to Argus and release all other claims among the parties.

    On July 28, 1999, the Company was sued by its former President and its former Chief Technology Officer seeking more than $50,000, excluding cost and attorneys' fees. A settlement has been reached during mediation on September 20, 1999. Formal settlement documents have been executed by the parties in the lawsuit. The terms of the settlement are confidential, but were not material.

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

                FISCAL YEAR ENDED MARCH 31, 1998         HIGH      LOW
                --------------------------------       --------  -------
                          First Quarter                 $  2.00 $  1.00
                          Second Quarter                   2.25    0.50
                          Third Quarter                    3.50    0.50
                          Fourth Quarter                   2.63    0.75

                FISCAL YEAR ENDED MARCH 31, 1999
                --------------------------------       --------  -------
                          First Quarter                    9.03    2.38
                          Second Quarter                  12.88    4.06
                          Third Quarter                    7.75    6.06
                          Fourth Quarter                  10.50    3.25

HOLDERS

As of December 31, 1999 there were approximately 5,358 stockholders of record of the Common Stock.

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

    Preferred Stock dividends were paid with the issuance of Common Stock, valued at the previous thirty day average closing bid price per share of Common Stock as follows:


                                           SHARES    AMOUNT
                                          --------  --------
                Year ended March 31, 1999  72,016  $ 363,904
                Year ended March 31, 1998  23,742     58,668

RECENT SALES OF UNREGISTERED SECURITIES

    Presented below is certain information concerning all sales of securities by the Company that were not registered under the Securities Act of 1933, as amended (the "Securities Act") and that have not been previously reported in our Annual Reports on Form 10-KSB and 10KSB/A and our Quarterly Reports on Form 10-QSB and 10-QSB/A.

    During the quarter ended March 31, 1999, the Company received gross proceeds of $2,105,040 for 70,168 additional shares of Series E Preferred Stock at a purchase price of $30.00 per share. The Company paid cash of $220,995 and issued 4,190 shares of Series E Preferred Stock as payment of commission fees of the private placement. Also, options to purchase 36,084 shares of Common Stock at $4.50 per share were issued as part of the agreement. The stock options have a fair market value of $136,784. At March 31, 1999, an additional $600,000 of gross proceeds (representing 20,000shares of Series E Preferred) was subscribed from stockholders and was recorded as Preferred Stock Subscribed in the financial statements. Expenses for placement agent fees of $73,200 had not been paid as of March 31, 1999.

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

RESULTS OF OPERATIONS

    Year Ended March 31, 1999, Compared with the Year Ended March 31, 1998:

                                Comparison Table

                            HARDWARE                        SERVICE,
                            SOFTWARE                        SUPPORT
                               AND           NETWORKS         AND
                           PERIPHERALS       LAN/WAN       INTEGRATION         TOTAL
                           -----------     -----------     -----------     -------------
YEAR ENDED MARCH 31, 1999
Revenues                    $ 1,479,984     $ 1,597,279     $   473,459     $ 3,550,722

Cost of goods sold            1,522,365       1,883,417         849,679       4,255,461

Gross profit (loss)($)          (42,381)       (286,138)       (376,220)       (704,739)

Gross profit (loss)(%)             (2.9)%         (17.9)%         (79.5)%         (19.8)%

YEAR ENDED MARCH 31, 1998

Revenues                    $ 1,350,869     $   685,711     $   704,241     $ 2,740,821

Cost of goods sold            1,406,612       1,185,572       1,027,617       3,619,801

Gross profit (loss)($)          (55,743)       (499,861)       (323,376)       (878,980)

Gross profit (loss)(%)             (4.1)%         (72.9)%         (45.9)%         (32.1)%

INCREASE/(DECREASE)

Revenues                    $   129,115     $   911,568     $  (230,782)    $   809,901

Cost of goods sold              115,753         697,845        (177,938)        635,660

Gross profit (loss) ($)          13,362         213,723         (52,844)        174,241

Gross profit (loss) (%)             1.2%           55.0%          (33.6)%          12.3%

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

    Subsequent to March 31, 1999 the following significant transactions have impacted our Liquidity and Capital Resources:

o We paid our loans with Compass Bank, N.A. in full and eliminated the borrowing under our fully secured line of credit.

o We received net proceeds of $526,800 from the Private Placement of 20,000 shares of Series E, 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $30.00 per share.

o The Company was approved for an initial $1,200,000 in lease financing with Cisco Systems Capital Corporation. In January 2000 the Company was approved for an additional $8,000,000 in lease financing. This financing will be used to purchase equipment for the data center expansion plans of the Company.

o Through December 31, 1999, the Company issued 1,598,011 shares of Common Stock in a private placement resulting in net proceeds of $4,859,175.

o We have borrowed through February 2000, an additional $4,286,500 in bridge loans from 40 accredited investors.

o Through February 2000, the Company issued 2,771,650 shares of common stock and received proceeds of $3,990,865 from the exercise of 2,771,650 common stock warrants.

o During February 2000, the Company concluded another private placement of its common stock. The Company raised approximately $52,000,000 in net proceeds and issued 9,166,667 shares of Common Stock in the offering

    As of February 22, 2000, we had cash on hand of approximately $53.5 million and total current assets of $54.3 million. We had debt and lease obligations of approximately $4.2 million with our total liabilities aggregating $6.2 million. The Company intends to use its cash on hand to build out additional data centers, implement a sales and marketing campaign, hire additional sales and marketing personnel, repay indebtedness and for general corporate purposes. We believe that our projected revenues and our present liquidity and capital resources will be sufficient to finance our current and anticipated operations until March 31, 2001. Management is consulting with investment bankers concerning the Company's additional financing alternatives.

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

    The Company engaged Ernst & Young LLP as its independent auditors on August 4, 1999.

PART III

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS

    As of February 22, 2000, MSHI's current executive officers and directors, their ages, titles and tenure are:

                                                                           PERIOD FROM
          NAME             AGE                   POSITION                  WHICH SERVED
-----------------------    ---   ---------------------------------------  ---------------
Robert J. Gibbs            44    President, Chief Executive Officer, and  June 14, 1999
                                 Director
Dr. Robert Frank           48    Executive Vice President and Chief       August 9, 1999
                                 Operating Officer
Douglas W. Banister        37    Vice  President and Chief Financial      August 9, 1999
                                 Officer
Glenn Birk                 30    Vice President of Sales                  February 22, 1999
Cliff Luckey               40    Chief Technology Officer and Vice        August 9, 1999
                                 President of Technology and Solutions
Gary Fortin                37    Vice President of Marketing              August 9, 1999
Robert Hersch              32    Vice President of Corporate Finance      August 9, 1999
Patricia V. Hrabina        50    Vice President of Human Resources        August 9, 1999
Shawn Wiora                34    Vice President of Strategic Alliances    November 1, 1999
Mark R. Slosson            45    Vice President of Wholesale Markets      January 17, 2000
Christopher Brickler       28    Director                                 October 9, 1999
Blandina Cardenas (1)      43    Director                                 February 16, 1998

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

    DOUGLAS W. BANISTER, Vice President of Finance and Chief Financial Officer, joined the Company in August 1999. From 1990 to 1999, Mr. Banister served as Accounting Manager, Vice President and Chief Financial Officer of Uniden America Corporation. From 1987 to 1990, Mr. Banister served as Controller for D.R. Horton Custom Homes, a national home builder. From 1983 to 1987, he served as a Senior Auditor with Ernst & Young, L.L.P. in its audit department. He received a Bachelor of Business Administration in Accounting from Texas Wesleyan University. He has been a Certified Public Accountant since 1986.

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

    SHAWN WIORA joined us as our Vice President - Strategic Alliances in November 1999. From November 1998 until November 1999, he directed strategic planning for GTE's SuperPages.com, the online Yellow Pages for GTE, AOL, Lycros.com and the GO! Network. He also directed merger integration efforts with Bell Atlantic's BigYellow.com Prior to his employment with SuperPages.com, he was employed for nine years with GTE, most recently as a program manager for business development and strategic IP initiatives. He received a Bachelor of Business Administration from the University of Texas and a Masters of Science in Telecommunications System Management from Southern Methodist University.

    MARK R. SLOSSON joined as our Vice President of Wholesale Markets in February 2000. From 1970 to 2000, he served in various positions with GTE Network Services, including National Sales Manager and General Manager - National Accounts. He received a Bachelor of Science degree in Business Administration from the University of Bedlands.

    CHRISTOPHER BRICKLER has been a director of the Company since October 1999. From December 1998 to October 1999, he served as Vice President - Marketing of BT Global Business Markets, a communications services provider based in London. Previously, he was employed for five years with GTE, most recently in the development of GTE's Internet technology. He received a Bachelor of Business Administration degree from the University of Texas.

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

    In June 1999, we hired Robert Gibbs, our President and Chief Executive Officer, and in August 1999, we hired Douglas W. Banister, our Chief Financial Officer and Vice President of Finance. In July 1999, Roger M. Lane, our previous Chief Operating Officer was terminated, and we hired Patricia Hrabina, our Vice President of Human Resources. In August 1999, we hired Cliff Luckey, our Chief Technology Officer and Vice President of Technology and Solutions, Robert Frank, our Chief Operating Officer and Executive Vice President, and Robert Hersch, our Vice President of Corporate Finance. This new management team has not had the opportunity to work together in the past and there is no assurance they will be able to successfully lead the company into profitability.

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

                             EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                           ANNUAL COMPENSATION                        AWARDS                    PAYOUTS
                             ---------------------------------------------- ------------------------- -----------------
             (a)               (b)      (c)          (d)           (e)           (f)          (g)          (h)            (i)

                                                                                         SECURITIES
                                                                            RESTRICTED   UNDERLYING
          NAME AND                                           OTHER ANNUAL     STOCK        OPTION/       LTIP         ALL OTHER
     PRINCIPAL POSITION      YEAR    SALARY        BONUS     COMPENSATION    AWARD(S)      SAR'S(#)     PAYOUTS     COMPENSATION
  -----------------------    ----    --------     --------   ------------   -----------  -----------  -----------   -------------
   JOSE G. CHAVEZ            1999    $ 95,000     $      0      $ 7,800         $ 0        $      0       $ 0            $ 0
  (former Pres./CEO)         1998     105,500            0            0           0          62,500         0              0
                             1997      50,500       34,000            0           0               0         0              0

   MITCHELL KETTRICK         1999    $ 68,000     $      0      $     0         $ 0        $      0       $ 0            $ 0
  (former V.P./ Sec.)        1998      75,000            0            0           0          31,250         0              0
                             1997       5,200            0            0           0               0         0              0

   DAVID W. HILL             1999    $ 47,000     $      0      $     0         $ 0        $100,313       $ 0            $ 0
  (former CFO)

COMPENSATION OF DIRECTORS

    Each director who is not an employee of the Company ("Outside Director") is paid $1,000 for each meeting of the Board of Directors they attend. Additionally, they are reimbursed for expenses incurred in attending meetings of the Board of Directors and related committees.

EMPLOYMENT CONTRACTS

    In June 1999 the Company entered into an employment agreement with Robert Gibbs, President and Chief Executive Officer. Mr. Gibbs's agreement provides for a two-year term with a two-year extension and a base salary of $150,000 for the first year and $240,000 during the second year, and each subsequent term if extended. In addition, Mr. Gibbs's agreement provides for an option to purchase up to 1,362,950 shares of common stock at $5.56 per share as follows: (i) an option to purchase 272,590 shares of common stock vested immediately upon grant on June 30, 1999, (ii) an option to purchase 272,590 shares of common stock to vest 91 days after the grant date, (iii) an option to purchase 545,180 shares of common stock to vest on the first anniversary of the grant date and (iv) an option to purchase 272,590 shares of common stock to vest on the second anniversary of the grant date. Mr. Gibbs's agreement also provides for a bonus of up to $170,000 in the first year. Mr. Gibbs' agreement also provides for a discretionary bonus to be decided by the Board of Directors of up to $50,000 during the first year. Additional bonus opportunities are available in the second year. Upon termination of Mr. Gibbs's employment for death, disability or without cause, Mr. Gibbs is entitled to payments over a two year period equal to $240,000. Mr. Gibbs's agreement also provides for a $800 monthly transportation allowance. Mr. Gibbs's agreement is terminable by either party at any time.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         The following table sets forth as of February 22, 2000, the number and percentage of outstanding shares of common stock beneficially owned by:

         o each person who beneficially owns more than five percent of the outstanding shares of our common stock;

         o  each of our executive officers;

         o  each of our directors; and

         o  all of our officers and directors as a group.

Name and Address of                          Number of Shares         Percentage of Shares
Beneficial Owner                         Beneficially Owned (1)(2)     Beneficially Owned
----------------                         ------------------            ------------------
Entrepreneurial Investors, Ltd. (3)              5,366,121                    14.8%
P.O. Box 40643
Freeport, G.B., Bahamas

Jose G. Chavez (4)                               3,191,900                    8.9%
8021 Bottle Brush
Austin, Texas 78750

Andrew Ramirez                                   2,873,750                    8.0%
40 North IH 35, TH-6
Austin, Texas 78701

Douglas W. Banister (5)                           25,000                        *

Glenn Birk (6)                                    86,500                        *

Christopher Brickler (7)                          70,000                        *

Blandina Cardenas                                  5,000                        *

Ernesto M. Chavarria                              75,000                        *

Daniel Dornier                                    340,000                       *

Gary Fortin (8)                                   27,200                        *

Robert Frank (5)                                  30,000                        *

Robert J. Gibbs (9)                               545,180                     1.5%

Robert Hersch (10)                                210,000                       *

Patricia Hrabina (5)                              30,000                        *

Cliff Luckey (5)                                  25,000                        *

Stephen J. Metzger (11)                           115,000                       *

Humbert B. Powell, III (5)                        25,000                        *

Davinder Sethi (5)                                25,000                        *

Shawn Wiora                                         --                         --

Mark Slossen                                        --                         --

All  directors and officers as a group
(12)                                             1,633,880                    4.5%

* Denotes less than 1% ownership.

(1) The rules of the SEC provide that, for the purposes hereof, a person is considered the "beneficial owner" of shares with respect to which the person, directly or indirectly, has or shares the voting or investment power, irrespective of his economic interest in the shares. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed, subject to community property laws.

(2) Calculations are based on 35,795,254 outstanding shares of common stock as of February 22, 2000. Shares of common stock subject to options that are exercisable within 60 days of February 22, 2000 are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3) Includes 500,000 shares of common stock issuable upon the exercise of warrants to purchase common stock.

(4) Includes 100,000 shares of common stock issuable upon the exercise of stock options.

(5) Includes 25,000 shares of common stock issuable upon the exercise of stock options.

(6) Includes 80,000 shares of common stock issuable upon the exercise of stock options.

(7) Includes 55,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase common stock.

(8) Includes 25,000 shares of common stock issuable upon the exercise of stock options.

(9) Includes 545,180 shares of common stock issuable upon the exercise of stock options.

(10) Includes 150,000 shares of common stock owned by MMH Investments, Inc., of which Mr. Hersch is the principal owner. Also includes 50,000 shares of common stock issuable upon the exercise of options. See "Related Party Transactions" and "Management - Executive Compensation" in the Memorandum.

(11) Includes 85,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase common stock.

(12) Includes information in the notes above.

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

    During the year ended March 31, 1999, the Company incurred a business obligation with Dr. Davinder Sethi, a director, and MMH Investments, Inc., a company that is principally owned and controlled by Robert Hersch, our vice president of corporate finance. The consulting firm also has a financial arrangement with another Director of the Company. The consulting firm claimed compensation of 250,000 shares of the Company's common stock for services allegedly performed. The Company disputed the validity of the claim. On December 20, 1999, this claim was settled. The Company issued 150,000 shares of common stock to MMH Investments, Inc., and agreed to immediately register the shares for resale on Form S-3.

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

3. Form 8-K filed with the Commission on January 10, 2000 with reference to the announcement of a proposed private placement of common stock.

4. Form 8-K filed with the Commission on February 17, 2000 with reference to the announcement of the consummation of a private placement of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MSI HOLDINGS, INC.

Date: February ___, 2000                  BY: /s/ Robert Gibbs
                                              Robert Gibbs, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


          SIGNATURE                  TITLE                      DATE
          ---------                  -----                      ----
      /s/ Stephen J. Metzger      Director                 February ___, 2000
 ------------------------------
          Stephen J. Metzger

      /s/ Davinder Sethi          Director                 February ___, 2000
 ------------------------------
          Davinder Sethi

                                  Director                 February ___, 2000
 ------------------------------
          Ernesto Chavarria

      /s/ Blandina Cardenas       Director                 February ___, 2000
 ------------------------------
          Blandina Cardenas

      /s/ Daniel Dornier          Director                 February ___, 2000
 ------------------------------
          Daniel Dornier

      /s/ Humbert Powell, III     Director                 February ___, 2000
 ------------------------------
          Humbert Powell, III

      /s/ Robert Gibbs            President and Chief      February ___, 2000
 ------------------------------   Executive Officer
          Robert Gibbs

      /s/ Douglas W. Banister     Chief Financial Officer  February ___, 2000
 ------------------------------
          Douglas W. Banister

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

Consolidated Statement of Operations for the year ended
    March 31, 1999 (restated)                                 F-4

Consolidated Statement of Stockholders' Equity (Deficit)
    for the year ended March 31, 1999 (restated)              F-5

Consolidated Statement of Cash Flows for the year ended
    March 31, 1999 (restated)                                 F-6

Notes to Consolidated Financial Statements (restated)         F-7

Report of Brown, Graham & Company, P.C.                       F-18

Consolidated Balance Sheet as of March 31, 1998 (restated)    F-19

Consolidated Statement of Operations for the year ended
    March 31, 1998 (restated)                                 F-20

Consolidated Statement of Changes in Stockholders' Equity
    (Deficit) for the year ended March 31, 1998 (restated)    F-21

Consolidated Statement of Cash Flows for the year ended
    March 31, 1998 (restated)                                 F-22

Notes to Consolidated Financial Statements (restated)         F-24

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

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated September 28, 1999, which report contained an explanatory paragraph regarding the Company's ability to continue as a going concern, the Company, as discussed in Note 15, has completed an issuance of its common stock resulting in net proceeds of approximately $52 million. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSI Holdings, Inc. and its subsidiaries at March 31, 1999 and the consolidated results of their operations and their cash flows for the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

    As more fully described in Note 16, the March 31, 1999 financial statements have been restated to correct certain errors in the application of generally accepted accounting principles.

                                                  /s/   ERNST & YOUNG LLP


September 28, 1999,
except for Notes 1, 13 and 15, as to which the date is February 29, 2000

                       MSI HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 1999

                                     ASSETS

Current assets:
  Cash.........................................................    $      8,471
  Accounts receivable - trade..................................         575,230
  Other receivables - advances.................................          79,699
  Other current assets.........................................          57,516
                                                                   ------------
          Total current assets.................................         720,916
Property, plant and equipment, net.............................       2,155,340
                                                                   ------------
          Total assets.........................................    $  2,876,256
                                                                   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable - trade.....................................    $  1,773,211
  Other accrued expenses.......................................         143,485
  Bank line of credit..........................................         200,000
  Current maturities of notes payable..........................         235,420
  Current portion of obligations under capital leases..........         118,736
                                                                   ------------
          Total current liabilities............................       2,470,852
Long-term liabilities:
  Notes payable................................................          53,505
  Obligations under capital leases.............................         680,928
  Deferred rent................................................         192,284
                                                                   ------------
          Total long-term liabilities..........................         926,717
Commitments and contingencies..................................              --
                                                                   ------------
          Total liabilities....................................       3,397,569
Stockholders' equity (deficit):
  Preferred stock; 10,000,000 shares authorized:
     Convertible preferred stock series B; $5.30 stated
      value; 490,000 shares authorized and 400,000 shares
      issued and outstanding...................................       2,120,000
     Convertible preferred stock series D; $10.60 stated
      value; 279,657 shares authorized and 196,340 shares
      issued and outstanding...................................       2,081,204
     Convertible preferred stock series E; $30.00 stated
      value; 157,500 shares authorized and 146,252 shares
      issued and outstanding...................................       4,387,560
     Convertible preferred stock series E subscribed (20,000
      shares)..................................................        (600,000)
     Common stock at $.10 par value; 50,000,000 authorized
      and 14,618,352 (excluding 200,250 shares held in
      treasury) shares issued and outstanding..................       1,461,835
     Additional paid-in capital................................      11,982,324
     Accumulated deficit.......................................     (21,954,236)
                                                                   ------------
          Total stockholders' equity (deficit).................        (521,313)
                                                                   ------------
          Total liabilities and stockholders' equity
          (deficit)............................................    $  2,876,256
                                                                   ============

                             See accompanying notes.

                       MSI HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
                            YEAR ENDED MARCH 31, 1999

Revenues:
  Hardware, software and peripherals ....................   $  1,479,984
  Networks, LAN/WAN .....................................      1,597,279
  Service, support and integration ......................        473,459
                                                            ------------
                                                               3,550,722
                                                            ------------
Cost of goods sold:
  Hardware, software and peripherals ....................      1,522,365
  Networks, LAN/WAN .....................................      1,883,417
  Service, support and integration ......................        849,679
                                                            ------------
                                                               4,255,461
                                                            ------------
Gross margin ............................................       (704,739)
Selling, general and administrative expenses:
  Salaries and benefits .................................      2,454,298
  Professional fees and consultants .....................      2,424,597
  Advertising ...........................................        152,920
  Occupancy .............................................        494,389
  Depreciation and amortization .........................        294,997
  Vehicle expense .......................................        106,593
  Other expense .........................................        285,439
                                                            ------------
                                                               6,213,233
                                                            ------------
Operating loss ..........................................     (6,917,972)
Interest expense, net ...................................        539,230
                                                            ------------
Net loss ................................................   $ (7,457,202)
                                                            ============
Preferred stock dividends and discounts .................     (8,947,337)
                                                            ------------
Net loss to common stockholders .........................   $(16,404,539)
                                                            ============
Basic and diluted net loss per share ....................   $      (1.30)
                                                            ============
Basic and diluted weighted average shares outstanding ...     12,622,673
                                                            ============

                             See accompanying notes.

                       MSI HOLDINGS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (RESTATED)

                                                                         PREFERRED STOCK
                                     SERIES B                 SERIES C                   SERIES D                 SERIES E
                             ------------------------ ------------------------   ------------------------ ------------------------
                                SHARES      AMOUNT       SHARES       AMOUNT        SHARES      AMOUNT       SHARES       AMOUNT
                             ----------- -----------  -----------  ------------  ----------- -----------  -----------  -----------
 Balances at April 1,
 1998.......................   490,000   $ 2,597,000     99,057    $ 1,050,004          --   $        --         --     $       --
 Preferred stock issuance...        --            --         --             --     279,657     2,964,364    146,252      4,387,560
 Issuance of Common Stock...        --            --         --             --          --            --         --             --
 Common Stock issued as
  Preferred stock
  Dividend..................        --            --         --             --          --            --         --             --
 Conversion of Class A
  Warrants..................        --            --         --             --          --            --         --             --
 Preferred stock conversion
  To common.................   (90,000)     (477,000)   (99,057)    (1,050,004)    (83,317)     (883,160)        --             --
 Preferred stock beneficial
  Conversion discount on
  Series B and C
  Offerings.................        --            --         --             --          --            --         --             --
 Discount on convertible
  Debt......................        --            --         --             --          --            --         --             --
 Common stock and stock
  Options issued for
  Compensation..............        --            --         --             --          --            --         --             --
 Warrants issued for
  Purchase of equipment.....        --            --         --             --          --            --         --             --
 Treasury stock.............        --            --         --             --          --            --         --             --
 Net loss...................        --            --         --             --          --            --         --             --
                               -------   -----------    -------    -----------     -------   -----------    -------     ----------
 Balance at March 31,
 1999.......................   400,000   $ 2,120,000         --    $        --     196,340   $ 2,081,204    146,252     $4,387,560
                               =======   ===========    =======    ===========     =======   ===========    =======     ==========

                                    PREFERRED STOCK
                             ----------------------------
                                      SUBSCRIBED                  COMMON STOCK            ADDITIONAL
                             ---------------------------- ----------------------------     PAID-IN       ACCUMULATED
                                SHARES         AMOUNT        SHARES         AMOUNT         CAPITAL         DEFICIT
                             -------------  ------------- -------------  -------------  -------------  ---------------
Balances at April 1,
1998.......................          --       $      --    11,506,846      $1,150,685    $   698,057    $(5,549,697)
Preferred stock issuance...     (20,000)       (600,000)           --              --      5,648,161     (6,751,924)
Issuance of Common Stock...          --              --        50,000           5,000         48,000             --
Common Stock issued as
 Preferred stock
 dividend..................          --              --        72,016           7,201        356,703       (363,904)
Conversion of Class A
 warrants..................          --              --       420,000          42,000        291,900             --
Preferred stock conversion
 to common.................          --              --     2,723,740         272,374      2,137,790             --
Preferred stock beneficial
 conversion discount on
 Series B and C
 offerings.................          --              --            --              --      1,831,509     (1,831,509)
Discount on convertible
 debt......................          --              --            --              --        371,000             --
Common stock and stock
 options issued for
 compensation..............          --              --        46,000           4,600        579,783             --
Warrants issued for
 purchase of equipment.....          --              --            --              --         81,300             --
Treasury stock.............          --              --      (200,250)        (20,025)       (61,879)            --
Net loss...................          --              --            --              --             --     (7,457,202)
                                 ------       ---------     ---------      ----------    -----------    -----------
Balance at March 31,
 1999......................      (20,000)     $(600,000)    14,618,352     $1,461,835    $11,982,324    $(21,954,236)
                                 =======      =========     ==========     ==========    ===========    ============



                                  TOTAL
                             --------------
Balances at April 1,
1998.......................   $  (53,951)
Preferred stock issuance...    5,648,161
Issuance of Common Stock...       53,000
Common Stock issued as
 Preferred stock
 dividend..................           --
Conversion of Class A
 warrants..................      333,900
Preferred stock conversion
 to common.................           --
Preferred stock beneficial
 conversion discount on
 Series B and C
 offerings.................           --
Discount on convertible
 debt......................      371,000
Common stock and stock
 options issued for
 compensation..............      584,383
Warrants issued for
 purchase of equipment.....       81,300
Treasury stock.............      (81,904)
Net loss...................   (7,457,202)
                              ----------
Balance at March 31,
 1999......................   $ (521,313)
                              ==========

                             See accompanying notes.

                       MSI HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)
                            YEAR ENDED MARCH 31, 1999

Cash flows from operating activities:
Net loss ...........................................    $(7,457,202)
  Adjustments  to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization expense ..........        294,997
    Amortization of deferred rent ..................         46,664
    Amortization of debt discount ..................        371,923
    Common stock and options issued for compensation        584,383
    Write-down of inventory ........................        232,000
    Gain on disposal of property ...................           (652)
  Changes in operating assets and liabilities:
    Accounts receivable - trade ....................       (424,379)
    Inventory ......................................         53,023
    Other receivables - advances ...................          7,262
    Other current assets ...........................        (57,516)
    Accounts payable - trade .......................      1,473,176
    Other accrued expenses .........................        (25,851)
                                                        -----------
         Net cash used in operating activities .....     (4,902,172)
                                                        -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment ........       (844,844)
  Change in short term investment ..................      1,350,000
                                                        -----------
         Net cash provided by investing activities .        505,156
                                                        -----------
Cash flows from financing activities:
  Net draws on bank line of credit .................     (1,028,966)
  Payments on notes payable ........................       (429,864)
  Payments on obligations under capital leases .....       (114,626)
  Proceeds -- private placement of preferred stock .      5,648,161
  Proceeds -- issuance of common stock .............         53,000
  Proceeds -- exercise of warrants .................        333,900
  Repurchase of common stock .......................        (81,904)
                                                        -----------
         Net cash provided by financing activities .      4,379,701
                                                        -----------
Net decrease in cash ...............................        (17,315)
Cash at the beginning of the fiscal year ...........         25,786
                                                        -----------
Cash at end of the fiscal year .....................    $     8,471
                                                        ===========
Supplemental disclosure:
  Cash paid during the year for:
    Interest .......................................    $   196,990
                                                        ===========
Supplemental schedule of non-cash investing and
 financing activities:
  Preferred stock issued for:
    Placement agent fees ...........................    $   338,680
  Stock options or warrants issued for:
    Purchase of equipment with long-term leases ....         81,300
  Common stock issued for:
    Employee compensation ..........................        152,906
    Preferred stock dividends ......................        363,904
  Discount on preferred stock issued ...............      8,583,433
  Purchase of equipment with long-term leases ......        804,010

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

    The Company has subsequently raised cash in excess of $52 million (see Note
15). The Company believes that its projected revenues and its present liquidity and capital resources will be sufficient to finance its current and anticipated operations until March 31, 2001. Management is consulting with investment bankers concerning the Company's additional financing alternatives.

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

    The following table details the Company's property, plant and equipment at March 31, 1999:

Building ...........................................    $   176,175
Equipment, furniture and fixtures ..................      1,637,276
Vehicles ...........................................        316,277
Leasehold improvements .............................        662,268
                                                        -----------
                                                          2,791,996
Less -- Accumulated depreciation and amortization...       (636,656)
                                                        -----------
Property, plant and equipment, net .................    $ 2,155,340
                                                        ===========

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

4. NOTES PAYABLE

    Notes payable consisted of the following amounts, which approximate fair value at March 31, 1999:

Austin Community Development Corporation, $100,000 equipment loan dated June 20, 1996, secured by equipment and accounts receivable. Interest rate is at 12%, with monthly principal
  and interest payments of $2,224...........................    $66,972
Austin Community Development Corporation, $100,000 working
  capital loan dated June 14, 1995, secured by equipment
  and accounts receivable. Interest rate is at 9%, with 48
  monthly principal installments of $2,489..................     35,417
Neighborhood Commercial Management Program, $75,000 loan
  from City of Austin dated June 8, 1995, secured by second
  lien on equipment and accounts receivable. Interest rate
  is at 3%, with 60 monthly installments of principal and
  interest of $1,347. This note was in default at March 31,
  1999, due to covenant violations..........................     31,833
Neighborhood Commercial Management Program,
  $250,000 loan from City of Austin dated August
  12, 1996, secured by second lien on equipment
  and accounts receivable. Interest rate is at 3%, with
  60 monthly installments of principal and interest of
  $4,492. This note was in default at March 31, 1999,
  due to covenant violations................................    154,703
                                                               --------
                                                                288,925
Less current portion........................................   (235,420)
                                                               --------
                                                               $ 53,505
                                                               ========

    Following are maturities of long-term debt for each of the next five years:

                 YEAR ENDING MARCH 31
                 --------------------
                 2000.................  $235,420
                 2001.................    28,469
                 2002.................    25,036
                                        --------
                 Total......            $288,925
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

    Following is a summary of property held under capital leases as of March 31, 1999:

                         Vehicles...................    $ 310,228
                         Communication Equipment....       56,014
                         Electronic Equipment.......      707,831

    Minimum future lease payments under capital leases as of March 31, 1999, for the next five years and in the aggregate are:


2000 ..........................................     $   349,044
2001 ..........................................         378,405
2002 ..........................................         288,701
2003 ..........................................         288,701
2004 ..........................................         246,267
                                                    -----------
Total minimum lease payments ..................       1,551,116
Less amount representing interest .............        (751,452)
                                                    -----------
                                                        799,664
Less current portion ..........................        (118,736)
                                                    -----------
Long-term obligations under capital leases ....     $   680,928
                                                    ===========

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

6. FEDERAL INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:


                                           MARCH 31, 1999
                                           --------------
Deferred tax liability:
 Depreciable assets ................          $   (50,000)
Deferred tax assets:
 Net operating loss carryforwards...            3,778,000
 Nonqualified stock options ........              139,000
                                              -----------
Deferred tax asset .................            3,917,000
 Valuation allowance ...............           (3,867,000)
 Net deferred tax asset ............               50,000
                                              -----------
 Net deferred taxes ................          $        --
                                              ===========

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

    The Company's expense (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount by applying the statutory federal income tax rate of 34% to income before taxes as a result of the following:


                                              MARCH 31, 1999
                                     ------------------------------
                                     TAX AMOUNT           TAX RATE
                                     ------------------------------
Federal statutory rate .........     $(2,535,000)              34%
Permanent differences ..........         126,000             (1.7)%
Valuation allowance ............       2,409,000            (32.3)%
                                     -----------           ------
    Total expense (benefit) ....     $        --                0%
                                     ===========           ======

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

    See also Note 13.

8. COMMITMENTS

    The Company leases its principal general offices and warehouse facilities. The leases expire at August 31, 2005 and July 31, 2008, each with a 10 year renewable option. Future minimum lease payments (excluding property taxes) are as follows:

YEAR ENDING MARCH 31
--------------------
2000.............................................     $  231,248
2001.............................................        242,563
2002.............................................        266,365
2003.............................................        281,789
2004.............................................        297,458
Thereafter.......................................      1,065,249
                                                      ----------
          Total..................................     $2,384,672
                                                      ==========

    The total rental expense for the year ended March 31, 1999 was $227,463.

9. COMMON STOCK

    As of March 31, 1999, the Company had reserved shares of common stock for future issuance as follows:

          Stock options...........................      1,500,000
          Common stock warrants...................      2,550,000
          Convertible preferred stock.............      7,625,920
                                                       ----------
                                                       11,675,920

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

    The Company's convertible preferred stock had the following characteristics:

                      DIVIDEND           LIQUIDATION                CONVERSION               VOTING
    DESCRIPTION       FEATURES           PREFERENCE                  FEATURES                RIGHTS
 ----------------   -----------   -----------------------     -----------------------        --------
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

    A summary of the status of the Company's stock options as of March 31, 1999, is presented below:

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                                        EXERCISE
                                                                            OPTIONS       PRICE
                                                                          ----------   ----------
  Options outstanding at beginning of period........................        622,170      $ 1.72
  Options granted...................................................      1,427,934        4.50
  Options exercised.................................................             --          --
  Options forfeited.................................................       (275,500)       7.03
                                                                          ---------      ------
  Options outstanding at end of period..............................      1,774,604      $ 3.13
                                                                          =========      ======
  Options exercisable at end of period..............................      1,186,094
                                                                          =========

    The weighted-average grant-date fair value of options granted during the year is as follows:

  Exercise price less than fair value of stock on date of grant.......................     $  5.08
  Exercise price equal to fair value of stock on date of  grant.......................        4.33
  Exercise price greater than fair value of stock on date of grant....................        3.26

    The following table summarizes outstanding stock options as of March 31, 1999:

                                                         WEIGHTED
                                                          AVERAGE                                               WEIGHTED
                                      OPTIONS            REMAINING         WEIGHTED              OPTIONS         AVERAGE
              RANGE OF            OUTSTANDING AT        CONTRACTUAL         AVERAGE          EXERCISABLE AT     EXERCISE
           EXERCISE PRICE         MARCH 31, 1999       LIFE IN YEARS    EXERCISE PRICE       MARCH 31, 1999       PRICE
        -------------------    -------------------  ----------------- ------------------  -------------------   ---------
        $ 1.50 to $ 2.25......        880,850              4.0              $  1.58              814,340          $ 1.58
          3.75 to 4.88........        712,754              4.4                 3.97              262,754            4.34
          6.81 to 8.63........        180,000              6.1                 7.37              109,000            7.22
         10.25 to 11.50.......          1,000              4.4                10.25                   --              --
                                    ---------                                                  ---------
          1.50 to 11.50.......      1,774,604              4.4                 3.13            1,186,094            2.71
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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss and net loss per share information is as follows:

  Net loss to common stockholders:
    As reported...............................     $(16,404,539)
                                                   ============
    Pro forma.................................      (17,052,217)
                                                   ============
  Basic and diluted net loss per share:
    As reported...............................     $      (1.30)
                                                   ============
    Pro forma.................................            (1.35)
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


                                                                             MARCH 31, 1999
                                                                             --------------
                Series B convertible Preferred Stock.................          4,000,000
                Series D convertible Preferred Stock.................          1,963,400
                Series E convertible Preferred Stock.................          1,262,520
                Stock options........................................          1,774,604
                Warrants.............................................          2,550,000
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

    During the year ended March 31, 1999, the Company incurred a business obligation with Dr. Davinder Sethi, a director, and MMH Investments, Inc., a company that is principally owned and controlled by Robert Hersch, the Company's vice president of corporate finance. The consulting firm also has a financial arrangement with another Director of the Company. The consulting firm claimed compensation of 250,000 shares of the Company's common stock for services allegedly performed. The Company disputed the validity of the claim. On December 20, 1999, this claim was settled. The Company issued 150,000 shares of common stock to MMH Investments, Inc., and agreed to immediately register the shares for resale on Form S-3.

14.  SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

    The following significant adjustments were made during the fourth quarter of the year ended March 31, 1999:

                     DESCRIPTION                               AMOUNT
             --------------------------                      ----------
             Inventory charge..........................      $ (232,000)
             Consulting agreement......................        (550,000)
                                                             ----------
             Net decrease in income....................      $ (782,000)
                                                             ==========
             Per share decrease in income..............      $    (0.06)
                                                             ==========

15.  SUBSEQUENT EVENTS

EMPLOYMENT CONTRACTS:

    In June 1999, the Company entered into an employment agreement with its President and Chief Executive Officer which calls for an established base annual salary and a stock option to purchase 1,362,950 shares of Common Stock with a vesting period over two years. This agreement is terminable by either party at any time. In connection with this agreement, the Company also loaned $100,000 at an interest rate of 8% with principal and interest due on July 16, 2000.

CONTINGENCIES AND LEGAL:

    On July 28, 1999, the Company was sued by its former President and its former Chief Technology Officer seeking more than $50,000, excluding cost and attorneys' fees. A settlement was reached during mediation on September 20, 1999. Formal settlement documents have been executed by the parties in the lawsuit. The terms of the settlement are confidential, but were not material.

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

EQUITY:

    Through June 30, 1999, the Company received gross proceeds of $600,000 from the Private Placement of 20,000 shares of Series E, 6% Cumulative Convertible Non-Voting Preferred Stock, Stated value $30.00 per share. The Company paid $73,200 in cash for payment of commission fees of the Private Placement. Each share of Preferred E stock is initially convertible into ten shares of the Company's Common Stock.

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

    Through the nine months ended December 31, 1999, 16,654 shares of common stock were issued as preferred stock dividends and were recorded as an increase in retained deficit in the amount of $81,339.

    Through February 2000 all outstanding shares of preferred stock were converted into common stock. 400,000 shares of Series B, 196,340 shares of Series D, and 146,252 shares of Series E Preferred Stock were collectively converted to 7,425,920 shares of Common Stock.

    During the nine months ended December 31, 1999, the Company issued 1,598,011 shares of Common Stock in a private placement resulting in net proceeds of $4,859,175.

    During February 2000, the Company concluded a private placement of its common stock. The Company raised $55 million in gross proceeds and issued 9,167,667 shares of common stock in the offering. The Company intends to use the net proceeds of the offering to build out additional data centers, implement a sales and marketing campaign, hire additional sales and marketing personnel, repay indebtedness and for general corporate purposes.

    Through February 2000, the Company issued 2,771,650 shares of common stock and received proceeds of $3,990,865 from the exercise of 2,771,650 common stock warrants.

    On February 1, 2000, the Company entered into an agreement with Equity Services, LTD, ("ESL") the placement agent for our prior private placements of equity securities, and ESL's affiliate, Entrepreneurial Investors, Ltd. ("EIL"). The agreement became effective upon the completion of our private placement during February 2000. Pursuant to the agreement, EIL and ESL facilitated the conversion of all of the Company's outstanding preferred stock into shares of common stock, and the Company issued to EIL a warrant to purchase 500,000 shares of common stock at an exercise price of $12 per share. The issuance of the warrants to EIL resulted in an expense to the Company of approximately $2.4 million in February 2000, as an arrangement fee to EIL for services.

    During the nine months ended December 31, 1999, 183,000 shares of common stock were issued for compensation and were recorded as professional fees in the amount of $1,051,610.

NOTE AND LEASE PAYABLES:

    In October 1999, the Company was approved for an initial $1,200,000 in lease financing with Cisco Systems Capital Corporation. In January 2000 the Company was approved for an additional $8,000,000 in lease financing through Cisco Systems Capital Corporation. This financing will be used to purchase equipment for the data center expansion plans of the Company.

    Through January 2000, the Company received a total of $2,286,500 in bridge loans from thirty-nine accredited individuals. These promissory notes bear interest of 8.25% per annum and mature in March, April and May of 2000 or upon consummation of a public offering by our Company, whichever is sooner. In connection with these loans, warrants were issued to purchase an aggregate of 228,650 shares of our common stock with an exercise price of $0.10 per share. The Company paid $228,670 in cash for debt issuance costs.

    During January 2000, the Company received $2,000,000 in a secured bridge loan from TSG Financial Limited Partnership. The promissory note bears interest at prime (8.25% at December 31, 1999) and matures on June 30, 2000 or upon the consummation of the $55 million equity financing disclosed above. The outstanding principal and interest under the note is convertible at TSG's option into the securities issued in such financing at the lowest sale price for such securities. In connection with this loan, stock warrants were issued to purchase an aggregate of 200,000 shares of our common stock with an exercise price of $0.10 per share.

SERVICE, SUPPORT & INTEGRATION:

    In October 1999, the Company was notified by its Service, Support, and Integration ("SSI") customers that as of October 31, 1999, the contracts for SSI would not be renewed. The cancellation of these contracts affected fifteen employees of the Company. This change did not have a material adverse effect on the Company's results of operations or financial condition as the Company's revenues now are primarily from Broadband Internet Services.

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

STOCK OPTION PLANS:

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


                                                                                          PREVIOUSLY
                                                                         AS RESTATED       REPORTED
                                                                         -----------    -------------
               Net loss                                               $ (7,457,202)      $(6,472,943)
               Preferred stock dividends and discounts                  (8,947,337)      (19,498,451)
               Net loss to common stockholders                         (16,404,539)      (25,971,394)
               Basic and diluted net loss per share                          (1.30)            (2.06)

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


/s/ Brown, Graham & Company, P.C.

Georgetown, Texas
June 9, 1998, except as the fifth paragraph above and Note 14, which are as of September 24, 1999

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET (RESTATED)
                                 MARCH 31, 1998

                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $    25,786
  Accounts receivable - Trade                                        150,851
  Inventory                                                          285,023
  Short-term Investment, restricted (Note 4)                       1,350,000
  Other receivables - Advances (Note 2)                               86,961
                                                                 -----------
      Total current assets                                         1,898,621
                                                                 -----------

Property, plant and equipment, net (Notes 3, 5 & 6)                  800,831
                                                                 -----------

      Total assets                                               $ 2,699,452
                                                                 ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                       $   300,035
  Other accrued expenses                                             169,336
  Bank line of credit (Note 4)                                     1,228,966
  Current maturities of long-term debt (Note 5)                      151,267
  Current portion of obligations under
    capital leases (Note 6)                                           41,097
  Other notes payable (Note 13)                                      200,000
                                                                 -----------
      Total current liabilities                                    2,090,701
                                                                 -----------
Long-term liabilities:
  Notes payable (Note 5)                                             367,522
  Obligations under capital leases (Note 6)                          149,560
  Deferred Rent                                                      145,620
                                                                 -----------
      Total long-term Notes                                          662,702
                                                                 -----------
Commitments and contingencies (Notes 9 & 13)
      Total liabilities                                            2,753,403
                                                                 -----------
Stockholders' equity (Note 10)
   Preferred stock Series B; $5.30 stated value;
     490,000 shares authorized, issued & outstanding               2,597,000
   Preferred stock Series C; $10.60 stated value;
     99,057 shares authorized, issued & outstanding                1,050,004
   Common stock at $.10 par value; 50,000,000
     authorized, 11,506,846 shares issued & outstanding            1,150,685
   Additional paid-in capital                                        698,057
   Accumulated deficit                                            (5,549,697)
                                                                 -----------

      Total stockholders' equity                                     (53,951)
                                                                 -----------
      Total liabilities and stockholders' equity                 $ 2,699,452
                                                                 ===========


   The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998


Revenues:
    Hardware, software and peripherals                          $  1,350,869
    Service, support and integration                                 704,241
    Networks, LAN/WAN                                                685,711
                                                                ------------

Total revenues                                                     2,740,821
                                                                ------------

Cost of goods sold:
    Hardware, software and peripherals                             1,406,612
    Service, support and integration                               1,027,617
    Networks, LAN/WAN                                              1,185,572
                                                                ------------

    Total cost of goods sold                                       3,619,801
                                                                ------------

Gross margin (deficit)                                              (878,980)
                                                                ------------

Selling, general and administrative expenses:
    Salaries and benefits                                          1,299,003
    Professional fees and consultants                                361,075
    Advertising and marketing                                         55,561
    Occupancy                                                        392,500
    Depreciation                                                     178,892
    Vehicle expense                                                  106,131
    Other expense                                                    272,978
    Interest expense                                                 294,198
    Provision for uncollectible accounts                              73,252
                                                                ------------

    Total selling, general and administrative expenses             3,033,590
                                                                ------------

Net loss                                                          (3,912,570)

Plus: Preferred stock dividends                                   (1,503,128)
                                                                ------------

Net loss available to common stockholders                       $ (5,415,698)
                                                                ============

Basic and diluted net loss per share                            $       (.49)
                                                                ============

Basic and diluted weighted average shares outstanding             10,998,874
                                                                ============

   The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC, AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998


                                              Series B                         Series C                    Common Stock
                                       -----------------------          ----------------------      --------------------------
                                       Shares        Amount             Shares       Amount           Shares         Amount
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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

Cash flows from operating activities:
  Net loss                                                               $ (3,912,570)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depreciation expense                                                     178,892
     Stock issued for compensation and placement agent fees                   291,857
     Stock options issued for compensation                                     93,750
     Stock issued for interest                                                  5,143
     Change in trade receivables                                              832,062
     Change in inventory                                                      (19,569)
     Change in accounts payable                                              (577,325)
     Change in deferred rent                                                  145,620
     Change in accrued expenses                                                57,775
                                                                         ------------

       Net cash used by operating activities                               (2,904,365)
                                                                         ------------
Cash flows from investment activities:
  Purchase of property & equipment                                           (195,685)
  Purchase of short term investment                                        (1,350,000)
  Additional notes receivables                                               (142,265)
  Proceeds from notes receivables                                             477,645
  Proceeds from other receivables                                             162,793
  Additional other receivables                                               (121,341)
                                                                         ------------

       Net cash used by investing activities                               (1,168,853)
                                                                         ------------

Cash flows from financing activities:
  Proceeds from line of credit (net)                                          504,076
  Proceeds from other notes payable                                           200,000
  Payments on long-term debt                                                 (162,153)
  Payments on capital lease obligations                                       (32,485)
  Proceeds from private placement of preferred stock                        2,688,004
  Proceeds from issuance of common stock                                      512,450
  Proceeds from senior convertible debt                                       371,000
                                                                         ------------

       Net cash provided by financing activities                            4,080,892
                                                                         ------------

       Net increase in cash                                                     7,674

Cash as beginning of period                                                    18,112
                                                                         ------------

Cash at end of period                                                    $     25,786
                                                                         ============



The accompanying notes are an integral part of these financial statements.

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOW (RESTATED) - CONTINUED
                        FOR THE YEAR ENDED MARCH 31, 1998

Supplemental disclosure:
  Cash paid during the year for:
    Interest                                                             $    232,578
                                                                         ============


Supplemental schedule of non-cash investing and
  financing activities:
    Preferred stock issued for placement agent fees                      $    156,000
    Stock options:
      Placement agent fees                                                    387,641
      Compensation                                                             93,750
    Common stock issued for:
      Compensation                                                            291,857
      Interest on debt                                                          5,143
      Preferred stock dividends                                                58,668
    Common stock subscribed for note receivable                               407,250
    Debt converted to preferred stock                                         371,000
    Inventory received for other notes receivable                              84,394
    Discount on preferred stock issued for dividend                           856,460
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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

A summary of the Company's investment in property, plant and equipment at March 31, 1998, is as follows (see Notes 5 and 6):

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
                                                                  ==========

Depreciation charged against income for the year ended March 31, 1998 was $178,892.

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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                        FOR THE YEAR ENDED MARCH 31, 1998

NOTE 5 - NOTES PAYABLE

Long-term notes payable consist of the following amounts at March 31, 1998:

Austin Community Development Corporation, $100,000 equipment loan dated May 29,
1996, secured by equipment and accounts receivable. Loan requires interest payments at 9% for the first six months, principal and interest payments thereafter of $2,224 beginning in February 1997. Loan will mature over a 60
month period ending January 2002                                                 $   81,327

Austin Community Development Corporation, $100,000 working capital loan dated
June 14, 1995, secured by equipment and accounts receivable. Loan is due in 48 monthly principal installments of $2,083 along with interest of 9% beginning in
July 1996. Loan will mature in June 2000.                                            56,497

Neighborhood Commercial Management Program, $75,000 loan from City of Austin dated June 8, 1995, secured by second lien on equipment and accounts receivable.
Loan is due in 60 monthly installments of principal and interest of $1,347           43,104
beginning January 1996. Interest rate of 0% until December 1995, thereafter 3%
rate to maturity. Loan will mature over a 60 month period ending December 2000.

Neighborhood Commercial Management Program, $250,000 loan from City of Austin dated August 12, 1996, secured by second lien on equipment and accounts receivable. Loan is due in 60 monthly installments of principal and interest of
$4,492 beginning January 1997. Interest rate of 0% until December 1996, thereafter 3% rate to maturity. Loan will mature over a 60 month period ending
December 2001.                                                                      191,194

Bank One Texas, N.A., $200,000 loan dated June 26, 1996, secured by a first lien
On equipment and leasehold improvements. Loan is due in 60 monthly principal        146,667
installments of $3,333 along with interest equal to the Bank One Texas, N.A.     ----------
base rate plus 2%. Subsequent to March 31, 1998, loan was paid in full.             518,789
                                                                                 $  151,267
                                                                                 ----------
                                                                                 $  367,522
                                                                                 ==========



Following are maturities of long-term debt for each of the next five years:


            Year ended March 31,
            --------------------
            1999                             $  151,267
            2000                                153,067
            2001                                134,348
            2002                                 80,107
                                             ----------
            Total                            $  518,789
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

Following is a summary of property held under capital leases:
        Transportation Equipment                                                          $  218,055
        Communication Equipment                                                               56,014

Minimum future lease payments under capital leases as of March 31, 1998, for each of the next five years and in the aggregate are:


        Year ended March 31,
        1999                                                                              $   68,077
        2000                                                                                  60,343
        2001                                                                                  74,985
                                                                                          ----------
        Total minimum lease payments                                                         203,405
        Less: Amount representing interest                                                   (12,748)
                                                                                          ----------
                                                                                             190,657
        Less: Current portion                                                                (41,097)
                                                                                          ----------

                                                                                          $  149,560
                                                                                          ==========


NOTE 7 - FEDERAL INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

        Computed at the expected statutory rate                                           $ (1,330,000)
        Non-deductible items                                                                    40,000
        Valuation allowance                                                                  1,290,000
                                                                                          ------------
                                                                                          $         --
                                                                                          ============

                              Deferred tax assets are as follows:
                              Deferred tax asset                                          $  1,334,000
                              Valuation allowance                                           (1,334,000)
                                                                                          ------------
                                                                                          $         --
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

                   MICRO-MEDIA SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                       FOR THE YEAR ENDED MARCH 31, 1998

NOTE 9 - COMMITMENTS

The Company leases its principal general offices and warehouse facilities. The leases expire at August 31, 2005 and July 31, 2008, each with a 10 year renewable option. Future minimum lease payments (excluding property taxes) are as follows:


                Year ended March 31,
                --------------------
                1999                           $   186,107
                2000                               231,248
                2001                               242,563
                2002                               266,365
                2003                               281,789
                2004                               297,458
                Thereafter                       1,065,249
                                               -----------
                                               $ 2,570,779
                                               ===========


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

Preferred stock dividends were accrued and paid through March 31, 1998, in the amount of $58,668 by the issuance of 23,742 shares of common stock.

NOTE 11 - STOCK OPTIONS AND WARRANTS

A summary of the status of the Company's stock options as of March 31, 1998, is presented below:

            Options outstanding at March 31, 1997                                --
            Options granted                                                 622,710
            Options exercised
            Options canceled
            Less: options not exercisable at year end                       222,710
                                                                         ----------
            Options outstanding and exercisable at March 31
                                                                            400,000
                                                                         ==========

            Weighted Average Exercise Price per Share                    $     1.50
                                                                         ==========


The following table summarizes the information about the stock options as of March 31, 1998:


               Weighted                   Weighted                                  Weighted
               Number                     Average               Average              Number              Average
Range of       Outstand-                  Remaining             Exercise           Exercisable          Exercise
Exercise       ing at                    Contractual             Price                At                 Price
 Price         March 31                     Life              (Total Shares)        March 31          (Exer. Shares)
--------       ---------                 -----------          --------------       -----------        --------------
 $ 1.50           50,000(1)                  5 years                  $ 1.50                --                $ 1.50
   2.25           25,000(1)                  2 years                    2.25                --                  2.25
   1.50          100,000(1)                  5 years                    1.50                --                  1.50
   1.50          400,000(2)                  5 years                    1.50           400,000                  1.50
   4.50           47,170(2)                  6 years                    4.00                --                  4.00
   1.50
 ------        ---------                    -------                   ------           -------                ------
 $ 4.00          622,170                    5 years                   $ 1.72           400,000                $ 1.50
 ======        =========                    =======                   ======           =======                ======

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

         Under the accounting provisions of SFAS No 123, the Company's net loss applicable to common stockholders and loss pro forma amounts are indicated as follows:

         Net (loss) applicable to common stockholders:
                           As reported          $(5,415,698)
                           Pro forma            $(5,509,948)

         Net (loss) per share:
                           As reported          $      (.49)
                           Pro forma            $      (.50)

         At March 31, 1998, the Company had warrants outstanding to acquire 2,940,000 shares of common stock. All of the warrants were eligible to be exercised at year end. The following table summarizes the information about the warrants as of March 31, 1998:

                                               Number Outstanding
                       Exercise Price              at March 31                 Expiration Date
                           $1.50                      120,000                     1/31/2000
                           $1.50                    2,400,000                     1/31/2000
                           $0.795                     300,000                     1/31/2000
                           $0.795                     120,000                     1/31/2000
                                               --------------
                                                    2,940,000
                                               ==============

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

                                                                                    1998
                                                                                 -----------
Loss from continuing operations                                                   (3,912,570)
Less: Preferred dividends                                                         (1,503,128)
                                                                                 -----------
Loss available to common shareholders used in basic EPS
                                                                                  (5,415,698)
                                                                                 ===========

Weighted average number of common shares used in basic EPS                        10,998,874
Effect of dilutive securities:
Stock options                                                                             --
Warrants                                                                                  --
                                                                                 -----------
Weighted number of common shares and dilutive potential common stock
used in diluted EPS                                                               10,998,874
                                                                                 ===========

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

         The following adjustments have been included in the restated financial statements and accompanying audit report dated October 9, 1998:

                                                            Balance as                                Balance after
       CONSOLIDATED BALANCE SHEET ADJUSTMENTS:         Previously Reported      Adjustments            Adjustments
                                                       -------------------     -------------          -------------
Other accrued expenses                                   $    153,240           $    16,096           $    169,336
Common stock                                                1,085,126                65,559              1,150,685
Additional paid-in capita                                   2,491,459               174,640              2,666,099
Accumulated deficit                                        (7,115,822)             (256,297)            (7,372,119)

CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:

Selling, General and Administrative expenses
                                                            3,190,842               256,295              3,447,137
Net loss                                                   (3,510,653)             (256,297)            (3,766,950)
Preferred stock dividend                                    3,471,170                    --              3,471,170
Net loss available to common stockholders
                                                           (6,981,823)             (256,297)            (7,238,120)
Basic and diluted loss per share                                (0.65)                (0.01)                 (0.66)
                                                         ============          ============           ============
Basic and diluted shares outstanding                     $ 10,785,717           $   213,157           $ 10,998,874
                                                         ============           ===========           ============

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

         The following adjustments have been included in the restated financial statements:

                                                            Balance as                                Balance after
       CONSOLIDATED BALANCE SHEET ADJUSTMENTS:         Previously Reported      Adjustments            Adjustments
                                                       -------------------     -------------          -------------
Deferred rent                                            $        --          $   145,620           $   145,620
Additional paid-in capital                                 2,666,099           (1,968,042)              698,057
Accumulated deficit                                       (7,372,119)           1,822,422            (5,549,697)

CONSOLIDATED STATEMENT OF OPERATION ADJUSTMENT:
Cost of goods sold                                         3,060,634              559,167             3,619,801
Selling, General and Administrative expenses
                                                           3,447,137             (413,547)            3,033,590
Net loss                                                  (3,766,950)            (145,620)           (3,912,570)
Preferred stock dividend                                   3,471,170           (1,968,042)            1,503,128
Net loss available to common stockholders                 (7,238,120)           1,822,422            (5,415,698)

Basic and diluted loss per share                              (0.66)                 0.17                 (0.49)
                                                         ==========           ===========           ===========
Basic and diluted shares outstanding                     $10,998,874          $        --           $10,998,874
                                                         ===========          ===========           ===========


         On October 14, 1998, the Company changed its name to MSI Holdings, Inc.