Form 10KSB
period 2000-03-31
MSI HOLDINGS INC/
filed 2000-06-29
CIK 68619

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                             COMMISSION FILE NUMBER

   MSI HOLDINGS, INC. (HEREIN REFERRED TO AS "REGISTRANT", "COMPANY", "APERIAN", "MSI", "WE", "US", AND "OUR") (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 UTAH                                          87-0280886
(STATE OF INCORPORATION OR ORGANIZATION)                 (IRS EMPLOYER I.D. NO.)

      1121 EAST 7TH AUSTIN, TEXAS                                78702
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

          (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE) 512-476-6925

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, PAR VALUE $.10

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,752,012

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price for the Company's Common Stock at June 22, 2000 of $9.13 per share, the market value of shares held by non-affiliates would be approximately $331,019,106.

As of June 22, 2000 the Registrant had 36,631,604 shares of Common Stock issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for 2000 Annual Meeting of Shareholders (Part III)


Transitional Small Business Disclosure Format        Yes [  ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations and views with respect to future events and performance. These forward-looking statements are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from historical results or those that may be anticipated by such forward-looking statements. Words used in this Report such as "anticipate," "believe," "effect," "may," "will" and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in the Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. In addition, the disclosures under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results" consist principally of a brief discussion of risks that may affect future results and are, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's annual, periodic and current reports filed with the Commission, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

    Our objective is to be a leading broadband Internet Infrastructure Provider ("IIP") to businesses with significant Internet applications, Internet service providers ("ISPs") and application service providers ("ASPs"). Our focus is to provide a complete broadband infrastructure solution set to the mid-market designed to optimize the performance of next generation bandwidth intensive multimedia content.

    The transition of end user access from narrow band (static text and graphics) to broadband (multi-media) Internet access using xDSL and cable modems is driving the demand for bandwidth-intensive multi-media content and applications. This demand is in turn creating the need for the next generation of Web server Internet connectivity and backbone routing infrastructure.

    Our solution set includes:

Hosting:

o Web Hosting / Co-location. We offer a full range of hosting services in our GTE/BBN certified data center physically co-located next to the point-of-presence ("POP") of two Tier-1 Internet backbones.

Access:

o Internet Connectivity. By physically locating our data center next to a Tier-1 POP, we provide our customers with a direct connection to a Tier-1 Internet backbone through our proprietary Direct Optical Co-location Connection (DOCCtm) infrastructure. This infrastructure eliminates the costs, constraints and failure points associated with the standard local loop Internet connectivity model.

o Data Packet Routing Optimization Technology. Through our strategic relationships with Genuity and UUNet, we leverage their networking routing optimization software to ensure our data traffic reaches the correct end point in the most efficient manner.

o xDSL Connectivity. Through Constant.com Aperian is able to sell nationwide DSL service. This enables Aperian to provide end-to-end connectivity without being burdened with investment in costly DSL infrastructure, implementation, and support. Constant.com provides implementation and support of customers, using Aperian facilities and bandwith.

Value Added Services:

o Professional Services. We provide network management, Web hosting infrastructure, security, e-commerce and help desk services.

o Broadband Webcasting. We offer production and Webcasting services for audio/video broadcasting over the Internet.

o ASP Infrastructure. We are also developing an ASP infrastructure platform to expedite and simplify the deployment of applications over the Web. The components of this platform will include security, billing, database management and a software development environment. With the development of an ASP platform, we believe we will be one of the first companies to offer a complete packaged ASP solution.

    In August 1999, we began providing Internet infrastructure services from our 40,000 square foot data center located in Austin, Texas, which is directly connected to Genuity's Global Network Infrastructure ("GNI") point-of-presence. The GNI is one of the largest and most technologically sophisticated fiber optic Internet backbones in the United States. We have signed direct connect agreements with Genuity in Austin, Dallas, Tampa, Atlanta, Denver, Philadelphia, Charlotte, Los Angeles, Reno and Phoenix. Our Dallas and Tampa data centers opened in April 2000, and the Atlanta center is scheduled to open in July 2000. We have either signed or are finalizing leases for new data centers in the other cities. We expect the remaining data center sites listed to become operational during fiscal year 2000. We are in the process of reviewing and selecting additional data center sites that would broaden our national data center presence. Additionally, in April 2000 we announced the signing of a five-year, multi-million dollar contract with MCI WorldCom utilizing their subsidiary UUNet's Tier-one Internet backbone. The contract allows our data centers to utilize our Direct Optical Co-location Connection (DOCC(TM)) technology and access UUNet's Internet network. Under the terms of the contract, UUNet will provide us with direct access to its Internet network in three cities immediately, including Austin, Dallas and Tampa. We have planned a nationwide expansion to be completed in the next 18 months that will include Atlanta, Chicago, New York, Phoenix, Portland, Salt Lake City, Seattle and Washington, D.C., with additional cities to be announced in the near future.

    In March 2000, the Company began offering its services under the name of Aperian. The Company's Common Stock was approved for trading on the Nasdaq National Market System under the symbol "APRN", and began trading on May 31, 2000. Prior to this approval, our Common Stock traded on the Over-the-Counter Bulletin Board under the trading symbol "MSIA".

    As of June 22, 2000, we had 172 customers, including Web-centric businesses, ISPs, ASPs and DSL customers. Please see a brief listing of our customers in the Customers section of this document.

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

APERIAN SOLUTION

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

    o High Performance and Enhanced Connectivity. We are able to address the high bandwidth needs and rapid growth of our customers' mission-critical operations by maintaining direct peering interconnections, including peering relationships with Tier-one network providers such as GTE and UUNet. In order to provide our customers with uncongested bandwidth during network traffic spikes, we have access to the available capacity of two of the largest fiber optic high-speed networks in the United States.

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

OUR STRATEGY

    Our objective is to strengthen our position as a leading provider of fast and reliable Internet infrastructure solutions targeted at bandwidth intensive mid-market businesses seeking to maximize the performance of critical Internet-based applications. Our strategy to achieve our objective is to:

    o Invest in Infrastructure and Additional Data Centers. We intend to continue to make significant investments to expand and improve our infrastructure and capitalize on the trend by corporate information technology departments to outsource critical Internet operations. We have strategic relationships with Genuity and UUNet which allows us to select additional POP sites in which to build out data centers to provide our DOCC infrastructure to area customers. Initially, our build out will focus on large metropolitan areas in which Genuity and UUNet have an existing POP, and we have the opportunity for multi-homing capabilities. Our next target markets are Denver, Philadelphia, Phoenix, Chicago, Charlotte, San Diego, and Los Angeles. Through these additional data centers, we intend to establish a national presence to better serve our customers.

    o Create Multi-Homed Networks. Our connectivity strategy is centered around redundancy, load-sharing and balance between multiple networks. We anticipate that each DOCC data center will be connected to two networks: the Genuity GNI Internet backbone and the UUNet Internet backbone. We intend to leverage our relationships with Genuity and MCI WorldCom to take advantage of their peering capabilities and to provide bi-directional exchange of Tier-one traffic. Our goal is to move traffic along the most efficient routes available.

    o Become Outsourced Solution Provider to Other Internet Backbone Providers. We will seek to establish relationships similar in scope to GTE and MCI WorldCom with other Internet backbone providers. These relationships will enable us to position ourselves as the preferred outsourced solution to these other providers to address the needs of their mid-market customers. We believe that there are other Internet backbone providers who would like to offer broadband web-hosting services to the mid-market but are not yet in the position to do so on a cost effective basis. We believe that we can fill this demand by leveraging our expertise in this market and provide a cost effective outsourced solution to these other providers.

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

    o Expand Customer Base. We intend to expand our base of approximately 172 customers by increasing our sales and marketing efforts. In each city where we operate a data center, we intend to maintain a direct sales force. We will extend frequent invitations to target customers to visit our data centers and leverage the visual and technical impact of our DOCC infrastructure.

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

    o Provide Value-Added Services. In addition to establishing a presence as a premier provider of Internet bandwidth, co-location and Web-hosting services, we intend to aggressively introduce and expand value-added service offerings and build our customer support services. We have developed various other value-added services, which we believe significantly enhance the availability and effectiveness of our customers' Websites. Examples of some of these services include e-commerce solutions such as security, network management, caching and backup and recovery. We believe that we can enhance our profitability and attract and retain additional customers through these value-added service offerings.

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

    o Digital Subscriber Lines (DSL). Through Constant.com Aperian is able to sell nationwide DSL service. This enables Aperian to provide end-to-end connectivity without being burdened with investment in costly DSL infrastructure, implementation, and support. Constant.com provides implementation and support of customers, using Aperian facilities and bandwith.

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

    o Other Value Added Solutions. We are continuing to develop various other value-added services which we believe significantly enhances the availability and effectiveness of our customers' Websites. Examples of some of these services include security, network, database and operating system management, caching and backup and recovery. In addition, we are developing an ASP infrastructure to simplify and expedite the deployment of ASP applications over the Internet. These services enable our customers the ability to focus on their core competencies rather than their Internet infrastructure. In addition these services enable our customers the ability to seamlessly integrate the various components of an Internet solution.

SALES AND MARKETING

    Our sales and marketing objective is to position ourselves on a national basis as a premium provider of broadband infrastructure services. We differentiate ourselves by offering complete infrastructure solutions. Using a consultative approach, our sales team works with our customers to understand their critical business issues. Our sales and marketing efforts focus on bandwidth intensive companies, ISPs and ASPs. As of June 22, 2000, we employed 42 persons in sales and marketing.

    Direct Sales Force

    We primarily market our services through a direct sales force. As of June 22, 2000, we had a sales force of 11 persons selling into our Austin, Texas data center, 6 persons selling into our Tampa, Florida data center, and 5 persons selling into our Dallas, Texas data center. Additionally we have a sales force of 5 persons principally responsible for sales to wholesales market customers. Our core sales strategy is to work with leading application developers, network equipment providers and Web-design firms to offer complete e-business solutions.

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

    Marketing

    Our marketing program is intended to build national and local Aperian brand awareness. We intend to aggressively leverage our GTE/BBN Certification, our DOCC infrastructure to the Internet backbone and our full range of value-added solutions through an advertising campaign using traditional media, press tours, trade shows, speaking engagements and strategic co-marketing relationships. Our marketing strategy will focus on differentiating the benefits and flexibility of a direct connection to the Internet compared to the problems associated with local-loop access to the Internet. Through speaking engagements, networking events, and partnerships, we intend to establish ourselves as a leader within each community in which we operate. We also intend to establish a program to evaluate the efficiency of our marketing efforts through sales force automation software, telemarketing, reader responses and Web responses.

CUSTOMERS

    Our customers can be classified in four categories:

    o Web-centric Companies. Internet-related businesses depend on their Web site or Internet access for a significant portion of their revenues. We offer these businesses a GTE/BBN-certified facility specifically designed to provide a high level of broadband quality, reliability and access. Our web-centric customers include iBooks.com, StreamWaves, Global Ticket Exchange, Coursenotes.com., Shops.com and TheWest.com

    o Non-Web-centric Companies. We provide a cost effective and efficient Internet infrastructure outsourced solution. Our customers benefit from leveraging off of the significant capital, operating and labor investments that we have made to support distributed, mission-critical Internet operations. Our non-Web-centric customers include Catapult, Teledynamics, Aim Technologies, Boundless Technologies and Esoterix.

    o Internet Service Providers. ISPs provide end-users with access to the Internet. We provide ISPs virtually unlimited Internet bandwidth and bill only for the bandwidth actually consumed. Our ISP customers include OuterNet Connection Strategies, Inc., Real Time Communications, Inc., Infinity Interactive, SVIWeb.com and Business Network Services, Inc.

    o Application Service Providers. ASPs deploy applications over the Internet and typically use a subscription or timeshare billing model. ASPs typically struggle with infrastructure issues such as billing, security, database management, latency and application communication issues. We combine our hosting infrastructure with value-added tools to help ASPs solve these business issues. Our ASP customers include Question.com, Coremetrics, Champion and iAutoparts.com.

STRATEGIC RELATIONSHIPS

    We plan to take advantage of the following strategic relationships:

    o Genuity GNI (Global Network Infrastructure). In Austin, Genuity has placed its POP in our building. By locating its POP within our facility, Genuity provides us a direct connection to a Tier-1 Internet backbone. Genuity also provides a direct connection into our data centers located in Dallas and Tampa and will provide direct connections to other Aperian data centers as the expansion continues.

    o MCI WorldCom. We have executed a five year connectivity agreement with MCI WorldCom providing our data centers with a direct connection to use their subsidiary UUNet's Tier-1 Internet backbone.

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

    o Constant.com. Through Constant.com Aperian is able to sell nationwide DSL service. This enables Aperian to provide end-to-end connectivity without being burdened with investment in costly DSL infrastructure, implementation, and support. Constant.com provides implementation and support of customers, using Aperian facilities and bandwith.

    o Cisco Systems, Inc. We have been selected and certified as a member of the Cisco Powered Network program. In addition, we have executed with Cisco a lease financing agreement for $9.2 million, which will enable the rapid deployment of our expansion. The Cisco Powered Network program is the network industry's highest standard that ensures the service quality of its elite group of members. By featuring the Cisco Powered Network branding on Aperian marketing campaigns, Aperian is assuring existing and potential customers that it is using predominantly Cisco technology end-to-end in its network architecture.

    o Hewlett Packard. We are an HP Covision partner. These strategic partner designations provide us with significant technical and marketing assistance, preferred pricing, vendor financing and access to potential customers.

DATA CENTER INFRASTRUCTURE

    We operate highly secure, fault-tolerant data centers, and are developing additional data centers, designed for the 24x7 hosting of Web sites and Web-based applications. We anticipate that each of our data centers will have a targeted minimum of 10,000 square feet. Our data centers will combine the predictability and control of traditional mainframe-based data centers with the network access and capacity required for today's bandwidth intensive Internet-based computing. Our data centers will be designed to allow customers to deploy new and strategic applications rapidly without substantially increasing cost or incurring risk of service failure.

    The physical infrastructure and security controls of our data centers have been designed to satisfy rigorous requirements for secure data storage and processing. Specifically, our data center offers the following major benefits to our customers:

    o Direct access to a high-performance POP. Our DOCC infrastructure provides a direct optical connection to a Tier-1 Internet backbone through Genuity and UUNet's POPs at speeds of 10 to 10,000 Mbps. Our DOCC infrastructure connects our customers directly to the OC-192 (10Gbps) backbone. By having our facilities located next to a Genuity or UUNet POP, our clients bypass the local loop infrastructure, increasing efficiency, reducing cost and failure rates.

    o State-of-the-art physical security. We have implemented state of the art physical security through tightly controlled security zones requiring card key entry. Surveillance cameras record movement through the data centers and security guards provide real-time visibility. Access to our data centers is further restricted to our employees and customer-authorized personnel.

    o Redundant networking equipment, utilities and environmental control. Our network has been designed to provide redundancy, security, reliability and disaster recovery. Our data centers have been GTE/BBN certified for technology and service quality standards, including network architecture, security architecture and facilities design. In addition, the network has been certified by Cisco as a Cisco-Powered Network, which gives us quick access to the latest Cisco hardware and technical resources. We use computer controlled environmental systems to maximize cooling, humidity control and energy efficiency. We use an INERGEN Clean Agent Fire Extinguishing System. We use redundant uninterruptible power supply systems and redundant generators, to ensure the power system is capable of maintaining power to the data center in the event of component failure.

    o Multi-home Network. Through our relationships with Genuity and UUNet and our unique DOCC infrastructure, we can leverage private network peering points without having to build a costly network. Our strategy of dividing traffic between Genuity and UUNet is designed to give us a highly reliable solution. We expect to be able to access private network peering points without relying on local telephone loops and while maintaining a second access point for redundancy and reliability.

NETWORK OPERATIONS CONTROL CENTER

    Our Network Operations Control Center ("NOCC") performs operations support for our network and infrastructure components on a 24x7 basis. The NOCC is equipped with sophisticated Internet traffic management and reporting systems that provide diagnostic tools allowing for the optimum bi-directional delivery of data. Each client network device is monitored using the latest, most sophisticated technologies. The NOCC serves three primary functions:

    o Monitoring and routing data traffic to and from the Internet. Our NOCC continuously monitors and manages our DOCC infrastructure. Most importantly, the NOCC takes advantage of our fast and efficient routing platform, which places traffic on either Genuity's OC-192 fiber Tier-one network or UUNet's fiber Tier-one Internet backbone. From our Austin, Texas NOCC or other NOCCs, we will monitor our DOCC infrastructures throughout the United States. The monitoring is accomplished utilizing proven methodologies and systems that ensure our customers' content is being routed and delivered over the Internet from source to destination in the fastest, most efficient path possible.

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

GOVERNMENT REGULATIONS

    We provide Internet services, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. For regulatory purposes, we are classified as an ISP, and are not subject to direct regulation by the FCC or any other agency, other than regulations applicable to business generally.

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

EMPLOYEES

         At June 22, 2000, we had a total of 106 employees, of which 103 were full-time employees. None of our employees are subject to a collective bargaining agreement, and we believe our relations with our employees are good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we may not be able to identify, attract and retain such personnel in the future.

ITEM 2. DESCRIPTION OF PROPERTY

    Our three facilities in Austin, Texas consist of approximately 40,000 square feet, 20,000 square feet and 12,000 square feet, respectively, of leased office and warehouse space with the leases expiring in 2008, 2005, and 2004, respectively. The first two leases contain an option for renewal for an additional ten years, while the last lease contains an option for renewal for an additional five years. The largest of the facilities is designed for co-location/web-hosting, production, system integration services and depot repair. The 20,000 square foot facility is currently a warehouse, which we are trying to sublease. The 12,000 square foot facility is our corporate office. Additionally, we currently lease temporary office space in the Dallas area to house certain employees.

    The first phase of the data center construction in Dallas and Tampa was completed by March 31, 2000 as was the second phase of the Austin data center.. Additional phases will be completed in these centers as needed. The first phase of construction of the data center in Atlanta is currently in progress. We have executed additional leases to construct new data centers in Denver, Phoenix, and Chicago. The first phase of construction of Denver, Phoenix, and Chicago is being scheduled at this time.

    We obtained a trademark for the Direct Optical Co-location Connection. This mark is used to describe the advantage that we are able to provide to its customers through the connections to the Genuity and UUNet Internet backbones.

ITEM 3. LEGAL PROCEEDINGS

    On July 28, 1999, the Company was sued by its former President and its former Chief Technology Officer seeking more than $50,000, excluding cost and attorneys' fees. A settlement was reached during mediation on September 20, 1999. Formal settlement documents have been executed by the parties in the lawsuit. The terms of the settlement are confidential, but were not material.

    We may from time to time be parties to various legal actions. We are not currently parties to any material actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock has been trading on the Nasdaq National Market System under the symbol "APRN" since May 31, 2000. Prior to that date the stock traded on the NASD OTC Bulletin Board under the symbol "MSIA." The table below shows the high and low bid prices of the Common Stock for the periods indicated. The bid prices reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions. The source of the bid information is FinancialWeb.com.

       FISCAL YEAR ENDED MARCH 31, 2000               HIGH      LOW
                                                      ----      ---
       First Quarter                                  $10.75    $4.19
       Second Quarter                                  $7.00    $3.75
       Third Quarter                                   $7.44    $3.94
       Fourth Quarter                                 $45.00    $5.88

       FISCAL YEAR ENDED MARCH 31, 1999

       First Quarter                                   $9.03    $2.38
       Second Quarter                                 $12.88    $4.06
       Third Quarter                                   $7.75    $6.06
       Fourth Quarter                                 $10.50    $3.25


HOLDERS

As of March 31, 2000 there were approximately 5,361 stockholders of record of the Common Stock.


DIVIDEND POLICY

    The Company has never declared or paid any cash dividends on its Common Stock, and the Company currently intends to retain any future earnings to fund the development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future declaration and payment of dividends on its Common Stock, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial conditions, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors. However, the Company is obligated to pay cumulative dividends on a quarterly basis with respect to all Series B, C, D and E Preferred shares outstanding. As of June 22, 2000, there are no shares of preferred stock outstanding.

    Preferred Stock dividends were paid upon the conversion of the Preferred Stock into Common Stock. The Preferred Stock dividends were valued at the previous thirty day average closing bid price per share of Common Stock and paid as follows:

                                        SHARES     AMOUNT
                                        ------    --------
         Year ended March 31, 2000      13,801    $ 81,339
         Year ended March 31, 1999      72,016    $363,904


RECENT SALES OF UNREGISTERED SECURITIES

         Presented below is certain information concerning all sales of securities by the Company during the fiscal year ended March 31, 2000 that were not registered under the Securities Act of 1933 (the "Securities Act") and that have not been previously reported in our Annual Reports on Form 10-KSB and 10-KSB/A and our Quarterly Reports on Form 10-QSB and 10-QSB/A.

         On February 15, 2000, the Company completed a private placement and received gross proceeds of $55,000,000 for 9,166,667 shares of Common Stock at a purchase price of $6.00 per share. The Company paid the underwriters of the private placement, Janney Montgomery Scott LLC and Tejas Securities Group, Inc., commission fees of $2,750,000. The private placement was conducted pursuant to Rule 506 of Regulation D of the Securities Act and shares were offered only to accredited investors.

    During February 2000, the Company issued 336,198 shares of Common Stock to TSG Financial Limited Partnership in repayment of $2,000,000 in principal plus accrued interest on a secured convertible promissory note dated January 14, 2000.

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

OVERVIEW

    We provide high-speed Internet connectivity solutions - direct access to the Internet backbone and virtually unlimited bandwidth on demand with pricing based on usage and co-location/web-hosting services to businesses with critical Internet applications and Internet service providers (ISPs). We currently deliver our services from data centers in Austin, Texas, Dallas, Texas, and Tampa, Florida. Each of these data centers is directly connected to the Internet backbone. We intend to expand our operations to multiple data centers. We have been providing these services since August 1999.

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

    We made our decision to change our business focus to capitalize on the opportunities existing in the Internet access market. In July 1998, we entered into a renewable ten year sublease with Genuity under which we agreed to lease a portion of our Austin, Texas facilities to Genuity for installation of Genuity's POP equipment. On May 29, 1998, we entered into a three year subscription to Genuity's Internet Advantage version 5.1 Connection Service (upgraded to Genuity's Internet Advantage version 6.0 on September 29, 1998) granting us access to Genuity's POP. We have also subscribed to Genuity's DiaLinx Services, allowing for the resale of Internet access by us to end-users.

    To capitalize on the opportunities existing in the Internet access market and our physical proximity to the Genuity point-of-presence (POP), we have focused our resources on providing bandwidth and Internet-related services. Additionally, since March 1999, we have added members to our management team and board of directors with Internet services expertise. During the fiscal year ended March 31, 1999, our revenues were derived entirely from the sale of computer hardware and peripherals, and network system integration, service and support. Sales of these products and services ceased by September 30, 1999.

    Throughout the last half of fiscal year 1999, in conjunction with GTE/BBN Professional Services consultants, we designed and implemented our Direct Optical Co-location Connection (DOCCtm). Our DOCC accelerates end-to-end Internet connectivity, increasing the user's proximity to the Internet's content through direct connection via an Internet POP. The DOCC allows direct access to virtually unlimited bandwidth on demand and eliminates the need for costly local loop circuits. Our DOCC was operational on a commercial basis in July 1999 and was officially unveiled on August 25, 1999.

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

    Based on our relationships with Genuity and MCI WorldCom, we are in the process of establishing a national data center presence serving metropolitan areas with our DOCC technology. The building of data centers requires substantial financial resources. Expenditures related to a data center commence well before the data center is opened and it may take an extended period of time for us to approach break-even capacity utilization at each site. As a result, we expect that individual data centers will experience losses for in excess of one year from the time they are opened. We expect to make investments in expanding our business rapidly into new geographic regions, which, while potentially increasing our revenues in the long-term, will lead to significant losses for the foreseeable future.

    We intend to invest in new data centers and other sites, product development, sales and marketing programs, and therefore believe that we will continue to experience net losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

    During the year the Company exited the relatively mature low margin legacy business of office network connectivity and systems integration and entered into the high growth business of Internet connectivity, web-hosting and infrastructure outsourcing. Web-hosting services are among the fastest-growing segments of the Internet services sector. IDC and Forrester Research both forecast that the market will grow to $15 billion in revenues by 2003, equating to an annual growth of approximately 85% per year for the next four years. As a result of this transition there has been a virtually complete change of management and employee personnel. Fundamentally, this is a capital and people intensive service business, which requires that a substantial investment be made on a national basis prior to turning cash flow positive.

    The revenues for this new business are grouped under Broadband Internet Services in our Consolidated Statements of Operations, contained in our audited financial statements. We received our final revenues from providing hardware and systems integration services in September 1999. Aggregate revenues from providing hardware and systems integration services were $795,276 for the year ended March 31, 2000. These revenues totaled $3,550,722 in the fiscal year ended March 31, 1999. Revenues from Broadband Internet Services aggregated $956,736 for the year ended March 31, 2000. These revenues have increased each quarter since June 1999 when our first data center in Austin, Texas began operations. Quarter by quarter revenues are:

Broadband Internet Revenues by quarter:               Amount    % Growth by Qtr.
---------------------------------------              --------   ----------------
Quarter ended June 30, 1999                          $  9,077
Quarter ended September 30, 1999                       85,650              844%
Quarter ended December 31, 1999                       278,455              225%
Quarter ended March 31, 2000                          583,554              110%

    To date, we have had limited revenues and have not shown a profit in our operations. During fiscal 2000, our total revenues were only $1.8 million of which $956,736 came from our new Internet infrastructure business. We expect our losses, which were $22.0 million in 2000 to increase during 2001, and possibly beyond, as we continue to expand our operations. As of March 31, 2000, our accumulated deficit was approximately $46.0 million. Approximately $12.9 million of the accumulated deficit relates to preferred stock discounts and dividends. Approximately $33.1 million of the deficit relates to losses from operations. Of the current year net loss from operations, approximately $8.7 million was due to non-cash charges for issuances of common stock, stock options, and stock warrants to employees and non-employees. We cannot predict when profitability might be achieved, if at all. If we are able to become profitable, we may not be able to sustain it. If we are unable to obtain profitability or sustain it, we may have to discontinue operations.

    Selling, general and administrative expenses, excluding interest expense, for the year ended March 31, 2000, were $19,066,179. The selling, general and administrative expenses, excluding interest expense, for the year ended March 31, 2000, represents an increase of $12,852,946, over the year ended March 31, 1999. $7,450,890 of the increase is attributable to the increase in salaries and benefits, including $4,901,140 in non-cash stock compensation expense for common stock and options granted to certain employees of the Company. Staff additions include executive management, specialized technical personnel, sales, finance and project management. These increased expenditures were and will continue to be required as we build the Company into a multinational premier provider of broadband Internet infrastructure services. The increase in other expenses is attributable to the transformation and expansion of the business to providing broadband Internet infrastructure services. Some of these expenses are travel, office and other supplies, settlement of business obligations, and other miscellaneous expenses. The increase in professional fees of $3,046,653 is largely attributable to non-cash compensation expenses for options granted to non-employees for various services rendered, fees for technical consulting related to the design and implementation of the broadband Internet services product offering described above, and fees incurred while obtaining GTE/BBN certification. Occupancy expense and depreciation and amortization increased approximately $746,174 and $264,428, respectively, due to increasing the nationwide footprint of our data centers and expansion of the data center in Austin. Advertising expenses also increased $321,603 due to branding the Company as a premier provider of broadband Internet infrastructure services.

    Interest expense for the year ended March 31, 2000, was $2,990,232. Interest expense increased $2,451,002 primarily as a result of amortization of debt discount charged to interest relating to senior convertible debt issued for cash. Interest expense for the year ended March 31, 1999, was $539,230.

    Our current business of providing Internet infrastructure and managed services is both capital and personnel intensive. We anticipate incurring significant additional losses for the foreseeable future, as the business grows rapidly towards a critical mass objective.

LIQUIDITY AND CAPITAL RESOURCES

    We have experienced significant losses to date. We have a critical need for additional working capital to finance the expansion of our business of providing a suite of high-speed Internet access data transport and networking services, co-location services and web site hosting services. Significant funds will be needed to hire additional technical and professional staff, construct additional data centers, implement a sales and marketing campaign and repay current indebtedness.

    At March 31, 2000, our principal source of liquidity was approximately $48.8 million in cash and cash equivalents. This cash was raised primarily through various private placements of common stock with the Company receiving net proceeds of $56.5 million. As of March 31, 2000, our current liabilities were approximately $7.4 million.

    Net cash used in operating activities for the year ended March 31, 2000 was approximately $5.2 million, primarily due to net losses and increases in accounts receivable from affiliates and other assets. These amounts were offset in part by depreciation and amortization expense, amortization of debt discount, non-cash stock compensation to employees and non-employees, increases in accounts payable, deferred rent, and other accrued expenses. This compares to net cash used in operating activities for the year ended March 31, 1999 of $4.9 million, which was primarily due to net losses offset in part primarily by an increase in accounts payable.

    Net cash used in investing activities for the year ended March 31, 2000 was approximately $9.0 million, primarily due to capital expenditures for the continued construction of Internet data centers. This compares to the net cash provided by investing activities for the year ended March 31, 1999 of approximately $500,000, primarily due to the decrease in short-term investments offset in part by the capital expenditures for the construction of our first Internet data center in Austin, Texas.

    Net cash provided by financing activities for the year ended March 31, 2000 was approximately $62.9 million, primarily due to approximately $56.5 million of proceeds from our issuance of common stock, approximately $4.4 million of proceeds from the exercise of stock options and warrants, approximately $4.1 million of proceeds from the issuance of notes payable, and approximately $500,000 of proceeds from the private placement of preferred stock. This was offset in part by approximately $2.4 million in repayments on a bank loan, notes payable, and capital leases.

    As of March 31, 2000 we had commitments under capital leases and under noncancellable operating leases of approximately $1.8 million and approximately $20.3 million, respectively, through 2011. During the fiscal year, we were approved for lease financing with Cisco Systems Capital Corporation for $9.2 million. This financing will be used to purchase equipment for the data center expansion plans of the Company. As of March 31, 2000, approximately $8.6 million was available under this facility.

    We intend to make significant expenditures in the next twelve months primarily property and equipment, in particular equipment and construction needed for existing and future Internet data centers, as well as other general office equipment. We expect to finance these purchases from the cash described above and supplement that with additional financing through lending institutions or strategic vendors. We believe our currently estimated working capital and capital expenditure requirements over the next twelve months can be met with existing cash and cash equivalents, cash from sales of services, and future equipment financing lines of credit. We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships and other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows from operations or raising capital in sufficient amounts on terms acceptable to us.

RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

In addition to the other information in this report, you should carefully consider the following factors in evaluating our business and us. The discussions in this report and in our reports filed with the SEC contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to a difference in our actual results are discussed below. Additionally, further discussion of these risk factors and other risks may be found in the "Management's Discussion and Analysis of Financial Condition and Results Operations" and "Business" sections of this report.

Risks Related to Our Business

         Our forecasts are based on an unproven business model. If our model's assumptions are not accurate we may fail to generate profits and may continue to recognize losses.

         The success of our business model depends on developing a market for unproven products and services. We generate revenues by providing customers with bandwidth and related services, relatively new products and services. Our success relies on our products and services achieving wide acceptance in the market at competitive prices. Because of the relative novelty of our products and services, our business model is based on limited and uncertain information about future demand and costs. As a result, we may not generate revenues at the expected levels or control expenses. If our earnings are lower than anticipated, we may disappoint investors, which could cause our stock price to decline.

         You have limited information on which to evaluate us. Our future results may vary significantly from our past performance.

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

         We have a history of losses and expect continuing losses. As a shareholder, your investment may be lost if we fail to become profitable.

         To date, we have had limited revenues and have not shown a profit in our operations. During fiscal 2000, our total revenues were only $1.8 million of which $956,736 came from our new Internet infrastructure business. We expect our losses, which were $22.0 million in 2000 to increase during 2001, and possibly beyond, as we continue to expand our operations. As of March 31, 2000, our accumulated deficit was approximately $46.0 million. Approximately $12.9 million of the accumulated deficit relates to preferred stock discounts and dividends. Approximately $33.1 million of the deficit relates to losses from operations. Of the current year net loss from operations, approximately $8.7 million was due to non-cash charges for issuances of common stock, stock options, and stock warrants to employees and non-employees. We cannot predict when profitability might be achieved, if at all. If we are able to become profitable, we may not be able to sustain it. If we are unable to obtain profitability or sustain it, we may have to discontinue operations.

         We may be unable to manage complications that arise during the build out of additional data centers. These build outs may cost more than budgeted and not generate revenues as quickly as anticipated.

         We are planning to build out new data centers across a wide range of geographic regions. The build out of data centers is a key element of our business strategy. Each data center takes approximately 60 to 90 days to complete. Any delays in the build out of new data centers could significantly harm our expansion plans. Many of the risks associated with significant expansion projects are beyond our control and could delay the build out of additional data centers. These risks include cost estimation errors or overruns, equipment and material delays or shortages, and the inability to obtain necessary permits on a timely basis, if at all.

         If our new data centers exceed our managerial and capital resources, our customer service may suffer, causing us to lose customers.

         If completed, new data centers will result in substantial new operating expenses and managerial burdens. Moreover, a failure to institute adequate financial and managerial controls, reporting systems and procedures for multiple facilities would significantly harm our operations. Failure to manage the data centers' increased expenses and managerial burdens could interrupt operations causing us to lose customers.

         We have had recent changes in management. Our current management may be unable to lead us into profitability.

         Several members of our calendar year 1999 management team are no longer with us, and many of our senior managers have only recently been hired. We are continuing to build a new management team. This team has not had the opportunity to work together in the past. There is no assurance the new management team will be able to successfully lead us into profitability.

         We will be unable to compete effectively if we are unable to attract and retain key personnel.

         Our future success depends on highly qualified technical, sales, marketing and customer service personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We face intense competition for qualified personnel in software development, network engineering and product management. If we are unable to attract and retain qualified personnel, our ability to compete will be compromised.

         Our possible exposure to infringement claims may cause unexpected legal expenses and divert management resources.

         Our management personnel were previously employees of other telecommunications companies. Our management personnel may have had contracts with the prior companies. In many cases, these individuals conduct activities for us in areas similar to those in which they were involved before joining us. As a result, our employees or we could be subject to allegations of violation of trade secrets, breach of contract or unfair competition. These claims may distract our management and employees from their duties and require reallocation of our resources. Moreover, an unfavorable ruling may hinder our ability to use technology we need to conduct our business. Liability and defense costs under these claims could increase our expenses and adversely affect our ability to compete.

         Our operations depend on our ability to maintain favorable relationships with third party suppliers. We cannot assure the continuity of those relationships.

         We have entered into several alliance and contractual agreements to utilize third parties' infrastructures and networks for our products and services. We are dependent on the continued availability of these infrastructures and networks for our growth and development. If we are unable to maintain or replace our relationships with our suppliers, we will be unable to provide the current level of services to our customers. Our failure to consistently provide our current levels of service could result in a reduction of our client base and sales volume.

         System failures could disrupt our services and cause us to lose customers.

         Our target market is particularly sensitive to service failures. Service failures may reduce or terminate the services we supply to our customers. Any reduction or termination of our services could cause our customers to switch their business to our competitors and may hinder our ability to obtain new customers. Our system is vulnerable to damage from human error, power loss, facility failures, fire, earthquake, floods, telecommunications failure, break-ins, sabotage and vandalism. Moreover, we do not have a disaster recovery plan, carry any business interruption insurance or have any secondary off-site systems.

Risks Related to Our Industry

         Our growth and performance may be hindered if the Internet use fails to increase as predicted.

         Demand for our services could be reduced if the market for business-related Internet solutions fails to develop further. Critical issues concerning the commercial use of the Internet remain unresolved and may hinder the growth of Internet use. These issues are particularly critical in the business sector -- our target market. If demand for our services fails to materialize at the anticipated levels, our revenues will also fail to reach expectations.

         The market for our products and services is highly competitive, and we may not be able to compete effectively.

         The market for our products and services is rapidly evolving. Our market is also intensely competitive, partly due to relatively low barriers to entry. Many of our competitors and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than us. Moreover, our competitors may be able to negotiate contracts with suppliers on more favorable terms than we can. Some of these competitors may also provide products with some performance advantages over our products. Given the fierce competition in our industry and our comparatively limited resources, we may not be able to compete effectively.

         Our services are subject to uncertain government regulation. Changes in laws or regulations could restrict the way we operate our business.

         We operate in an environment of unstable and evolving laws and regulations. Changes in applicable laws or regulations could impact our operations and impact our costs, service requirements and the scope of competition. Incumbent local carriers are likely to pursue efforts to affect the applicable laws and regulations in a manner that would be more favorable to them and that may be against our interests. The likely means to affect the laws include litigation in courts, administrative proceedings with the Federal Communications Commission and state telecommunications regulators and lobbying the U.S. Congress. We may choose to expend significant resources to participate in regulatory proceedings at the federal or state level. The expenses associated with participating in and complying with an evolving regulatory framework may increase our operating expenses beyond expectations. Despite our possible expenditures, we cannot assure any favorable results.

         Demand for our products and our projected income will fail to meet expectations if digital subscriber line services are not accepted by businesses at profitable prices

         The market for high-speed Internet access, data transport and networking services using copper telephone lines is in the early stages of development. If the market for our digital subscriber line services fails to develop, grows more slowly than anticipated or becomes saturated with competitors, our operations and future revenue stream may not achieve our expectations. We cannot accurately predict the rate at which this market will grow or whether new or increased competition will result in market saturation. If demand for our products and services does not meet expectations, our revenues may be lower than anticipated.

         Internet security concerns may hinder the development of electronic commerce and demand for our products and services.

         A significant barrier to commerce and communications over the Internet has been the need for the secure transmission of confidential information. Security breaches or the inadvertent transmission of computer viruses could expose us to litigation and possible liability. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by breaches. A party who is able to penetrate our network security could misuse our users' personal information and our users might sue us or bring claims against us. If any well-publicized compromise of security occurs, Internet usage and the demand for our services could decline.

ITEM 7. FINANCIAL STATEMENTS

    The information for this Item is included beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On August 4, 1999, the Company's auditors, Brown Graham & Company, PC. Georgetown, Texas, were dismissed as independent accountants to the Company, upon the recommendation of the Board of Directors.

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

    The Company engaged Ernst & Young LLP as its independent auditors on August 4, 1999.

                                    PART III

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS


ITEM 10. EXECUTIVE COMPENSATION


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by Items 9 through 12 is incorporated by reference from our definitive Proxy Statement, which involves the election of directors, in accordance with General Instruction E to the Annual Report on Form 10-KSB. Such definitive Proxy Statement shall be filed with the Securities and Exchange Commission not later than July 29, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

EXHIBIT NO.    EXHIBIT DESCRIPTION                               LOCATION
-----------    -------------------                               --------
3.1            Revised Articles of Incorporation, as             Incorporated by reference to Exhibit 3.2
               amended on September 26, 1997 (1)                 of Registrant's Form SB-2/A filed
                                                                 December 15, 1998 (File No. 333-60051)

3.2            Article of Amendment, dated October 13,           Incorporated by reference to Exhibit 3.1
               1998 (1)                                          of Registrant's Form 10-QSB/A filed
                                                                 November 12, 1998 (File No. 0-8164)

3.3            Amended and Restated Bylaws of MSI                Exhibit 3.3
               Holdings, Inc. (2)

4.0            Specimen of Securities (1)                        Incorporated by reference to Exhibits
                                                                 Nos. 1A and 1B of Registrant's Form 8-A
                                                                 Registration Statement (File No. 0-8146)

4.1            MSI Holdings, Inc. 2000 Stock Option              Incorporated by reference to Exhibit 4.1
               Plan (1)                                          of Registrant's Form S-8/A filed June
                                                                 19, 2000 (File No. 333-31700)

10.1           MMH Investments, Inc. settlement and              Incorporated by reference to Exhibit
               release agreement, dated October 15,              10.1 of Registrant's Form 10-QSB filed
               1999 (1)                                          February 14, 2000 (File No. 0-8164)

10.2           Entrepreneurial Investors, Ltd. and               Incorporated by reference to Exhibit
               Equity Services, LTD settlement                   10.2 of Registrant's Form 10-QSB filed
               agreement, dated February 1, 2000 (1)             February 14, 2000 (File No. 0-8164)

10.3           Cisco Systems Capital Corporation master          Incorporated by reference to Exhibit
               agreement to lease equipment, dated               10.3 of Registrant's Form 10-QSB filed
               January 24, 2000 (1)                              February 14, 2000 (File No. 0-8164)

10.4           Robert Hersch employment agreement,               Incorporated by reference to Exhibit
               dated October 1, 1999 (1)                         10.4 of Registrant's Form 10-QSB filed
                                                                 February 14, 2000 (File No. 0-8164)

10.5           Robert Gibbs employment agreement, dated          Incorporated by reference to Exhibit
               June 29, 1999 (1)                                 10.5 of Registrant's Form 10-QSB filed
                                                                 February 14, 2000 (File No. 0-8164)

10.6           Form of GTE Internetworking direct                Incorporated by reference to Exhibit
               connect agreement (1)                             10.6 of Registrant's Form 10-QSB filed
                                                                 February 14, 2000 (File No. 0-8164)

10.7           Form of bridge financing promissory note         Incorporated by reference to Exhibit
               (1)                                              10.7 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.8           Form of bridge financing warrant to              Incorporated by reference to Exhibit
               purchase common stock (1)                        10.8 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.9           Form of private equity unit financing            Incorporated by reference to Exhibit
               registration rights agreement (1)                10.9 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.10          Form of private equity financing warrant         Incorporated by reference to Exhibit
               to purchase common stock (1)                     10.10 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.11          TSG Financial Limited Partnership                Incorporated by reference to Exhibit
               secured convertible promissory note,             10.11 of Registrant's Form 10-QSB filed
               dated January 14, 2000 (1)                       February 14, 2000 (File No. 0-8164)

10.12          TSG Financial Limited Partnership                Incorporated by reference to Exhibit
               security agreement, dated January 14,            10.12 of Registrant's Form 10-QSB filed
               2000 (1)                                         February 14, 2000 (File No. 0-8164)

10.13          TSG Financial Limited Partnership                Incorporated by reference to Exhibit
               warrant to purchase common stock, dated          10.13 of Registrant's Form 10-QSB filed
               January 14, 2000 (1)                             February 14, 2000 (File No. 0-8164)

10.14          Contract between San Felipe Del Rio              Incorporated by reference to Exhibit
               Consolidated ISD and MSI, dated July 7,          10.1 of Registrant's Form 10-QSB/A filed
               1998 (1)                                         June 14, 1999 (File No. 0-8164)

10.15          Master Agreement for Internetworking             Incorporated by reference to Exhibit
               Services between GTE and MSI, dated May          10.2 of Registrant's Form 10-QSB/A filed
               29, 1998 (1)                                     June 14, 1999 (File No. 0-8164)

10.16          Service Schedule Internet Advantage              Incorporated by reference to Exhibit
               Connection Services between GTE and MSI,         10.3 of Registrant's Form 10-QSB/A filed
               dated May 29, 1998 (1)                           June 14, 1999 (File No. 0-8164)

10.17          Service Schedule Consulting Services            Incorporated by reference to Exhibit
               between GTE and MSI, dated October 15,          10.4 of Registrant's Form 10-QSB/A filed
               1998 (1)                                        June 14, 1999 (File No. 0-8164)

10.18          Amendment One to Service Schedule               Incorporated by reference to Exhibit
               Consulting Services between GTE and MSI,        10.5 of Registrant's Form 10-QSB/A filed
               dated November 13, 1998 (1)                     June 14, 1999 (File No. 0-8164)

10.19          Employment Agreement effective as of            Incorporated by reference to Exhibit
               March 24, 1999, between Roger M. Lane           10.6 of Registrant's Form 10-QSB/A filed
               and MSI (1)                                     June 14, 1999 (File No. 0-8164)

10.20          Lease Agreement for Facilities, dated           Incorporated by reference to Exhibit
               August 12, 1998 (1)                             10.1 of Registrant's Form 10-QSB/A filed
                                                               November 12, 1998 (File No. 0-8164)

10.21          Sublease dated July 27, 1998 between GTE        Incorporated by reference to Exhibit
               Intelligent Network Services, Inc and           10.2 of Registrant's Form 10-QSB/A filed
               MSI (1)                                         November 12, 1998 (File No. 0-8164)

10.22          MSI Purchase Order dated May 29,1998 For        Incorporated by reference to Exhibit
               GTE Internetworking's Internet Advantage        10.3 of Registrant's Form 10-QSB/A filed
               Version 5.1 (Quote Number 38561.9719.1)         November 12, 1998 (File No. 0-8164)
               (1)

10.23          MSI Purchase Order dated September 30,          Incorporated by reference to Exhibit
               1998 for GTE Internetworking's Internet         10.4 of Registrant's Form 10-QSB/A filed
               Advantage Version 6.0 (Quote Number             November 12, 1998 (File No. 0-8164)
               76512.9719.1) (1)

10.24          Master Agreement for Internetworking            Incorporated by reference to Exhibit
               Services dated May 29, 1998 between GTE         10.5 of Registrant's Form 10-QSB/A filed
               Internetworking and MSI (1)                     November 12, 1998 (File No. 0-8164)

10.25          Quotation for GTE Internetworking               Incorporated by reference to Exhibit
               Dialinx Service dated October 29, 1998          10.6 of Registrant's Form 10-QSB/A filed
               between GTE Internetworking and MSI (1)         November 12, 1998 (File No. 0-8164)

10.26          Basic Agreement between Siemens Nixdorf         Incorporated by reference to Exhibit
               Information Systems, Inc. and MSI (1)           10.7 of Registrant's Form 10-QSB/A filed
                                                               November 12, 1998 (File No. 0-8164)

10.27          Addendum to Lease Agreement on 501              Incorporated by reference to Exhibit
               Waller Austin, Texas dated June 6, 1998         10.8 of Registrant's Form 10-QSB/A filed
               Between WBH, Ltd And MSI (1)                    November 12, 1998 (File No. 0-8164)

10.28          Value Added Reseller's Agreement between        Incorporated by reference to Exhibit
               MSI and Hewlett-Packard, Inc. dated,            10.9 of Registrant's Form 10-QSB/A filed
               June 1, 1995 (1)                                November 12, 1998 (File No. 0-8164)

10.29          Placement Agreement dated November 11,          Incorporated by reference to Exhibit
               1997, by and between Equity Services,           10.10 of Registrant's Form 10-QSB/A
               Ltd and MSI (1)                                 filed November 12, 1998 (File No.
                                                               0-8164)

10.30          Placement Agreement dated January 31,           Incorporated by reference to Exhibit
               1998 by and between Equity Services, Ltd        10.11 of Registrant's Form 10-QSB/A
               and MSI (1)                                     filed November 12, 1998 (File No.
                                                               0-8164)

10.31          Placement Agreement dated April 30, 1998        Incorporated by reference to Exhibit
               by and Between Equity Services, Ltd and         10.11 of Registrant's Form 10-QSB/A
               MSI (1)                                         filed November 12, 1998 (File No.
                                                               0-8164)

10.32          First Amendment to the Placement                Incorporated by reference to Exhibit
               Agreement dated April 30, 1998, by and          10.12 of Registrant's Form 10-QSB/A
               between Equity Services, Ltd And MSI (1)        filed November 12, 1998 (File No.
                                                               0-8164)

10.33          Placement Agreement dated October 13,           Incorporated by reference to Exhibit
               1998, by and between Equity Services,           10.13 of Registrant's Form 10-QSB/A
               Ltd and MSI (1)                                 filed November 12, 1998 (File No.
                                                               0-8164)

10.34          MCI WorldCom On-Net Voice Agreement,             Exhibit 10.34
               dated April 19, 2000 (2)

10.35          Purchase Agreement, dated February 15,           Exhibit 10.35
               2000 (2)

16.1           Letter on change in certifying                   Incorporated by reference to
               accountant by Brown, Graham & Company,           Registrant's Form 8-K, filed August 10,
               PC, dated August 4, 1999 (1)                     1999 (File No. 0-8164)

23.1           Consent of Ernst & Young LLP (2)                 Exhibit 23.1

27.1           Financial Data Schedule(2)                       Exhibit 27.1




(1) Previously filed with the Securities and Exchange Commission and incorporated by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934.

(2)     Filed herewith.

b. Reports on Form 8-K

1. Form 8-K filed with the Commission on January 10, 2000 with reference to the announcement of a proposed private placement of Common Stock.

2. Form 8-K filed with the Commission on February 17, 2000 with reference to the announcement of the consummation of a private placement of Common Stock and certain other matters.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    MSI HOLDINGS, INC.

Date: June 29, 2000          BY: /s/ Robert J. Gibbs Robert J. Gibbs,
                                 President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

             SIGNATURE              TITLE                               DATE
             ---------              -----                               ----
     /s/ Stephen J. Metzger        Director                        June 29, 2000
-----------------------------
         Stephen J. Metzger

     /s/ Davinder Sethi            Director                        June 29, 2000
-----------------------------
         Davinder Sethi

                                   Director                        June __, 2000
-----------------------------
         Ernesto Chavarria

                                   Director                        June __, 2000
-----------------------------
         Blandina Cardenas

     /s/ Daniel Dornier            Director                        June 29, 2000
-----------------------------
         Daniel Dornier

     /s/ Humbert Powell, III       Director                        June 29, 2000
-----------------------------
         Humbert Powell, III

     /s/ Christopher Brickler      EVP - Marketing & Business      June 29, 2000
-----------------------------      Development, and Director
         Christopher Brickler

     /s/ Robert J. Gibbs           President, Chief Executive      June 29, 2000
-----------------------------      Officer, and Director
         Robert J. Gibbs

     /s/ Douglas W. Banister       Secretary & Chief               June 29, 2000
-----------------------------      Financial Officer
         Douglas W. Banister

     /s/ Elizabeth Montoya         Controller                      June 29, 2000
-----------------------------
         Elizabeth Montoya

                        MSI Holdings, Inc. (dba Aperian)

                   Index To Consolidated Financial Statements


  Report of Independent Auditors                                          F-2

  Consolidated Balance Sheet as of March 31, 2000                         F-3

  Consolidated Statements of Operations for the years ended March 31,     F-4
     2000 and 1999

  Consolidated Statements of Stockholders' Equity  for the years ended    F-5
     March 31, 2000 and 1999

  Consolidated Statements of Cash Flows for the years ended March 31,     F-7
     2000 and 1999

  Notes to Consolidated Financial Statements                              F-9

                         Report Of Independent Auditors


The Board of Directors
MSI Holdings, Inc. (dba Aperian)

    We have audited the accompanying consolidated balance sheet of MSI Holdings, Inc. (dba Aperian) as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSI Holdings, Inc. (dba Aperian) at March 31, 2000 and the consolidated results of its operations and its cash flows for each of the years ended March 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                    /s/   ERNST & YOUNG LLP

Austin, Texas
June 26, 2000

                        MSI Holdings, Inc. (dba Aperian)
                           Consolidated Balance Sheet

                                                                                         MARCH 31,
                                                                                            2000
                                                                                        ------------
                 ASSETS

                 Current assets:
                   Cash..............................................................   $ 48,759,109
                   Accounts receivable - trade ......................................        489,074
                   Accounts receivable - affiliates .................................        383,197
                   Other current assets .............................................        413,647
                                                                                        ------------
                                                                                          50,045,027
                 Property and equipment, net ........................................     10,930,428
                 Deposits and other assets ..........................................        196,158
                                                                                        ------------
                                                                                        $ 61,171,613

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current liabilities:
                   Accounts payable - trade..........................................   $  6,021,000
                   Other accrued expenses ...........................................        584,195
                   Notes payable ....................................................        504,818
                   Current portion of obligations under capital leases ..............        283,751
                                                                                        ------------
                                                                                           7,393,764
                 Long-term liabilities:
                   Obligations under capital leases .................................        826,066
                   Deferred rent ....................................................        709,500
                                                                                        ------------
                                                                                           1,535,566
                 Commitments and contingencies ......................................             --
                                                                                        ------------
                                                                                           8,929,330

                 Stockholders' equity:
                   Preferred stock; 10,000,000 shares authorized:
                     Convertible preferred stock series B; $5.30 stated
                       value; 490,000 shares authorized; zero shares
                       issued and outstanding .......................................             --
                     Convertible preferred stock series D; $10.60 stated
                       value; 279,657 shares authorized; zero shares
                       issued and outstanding .......................................             --
                     Convertible preferred stock series E; $30.00 stated
                       value; 157,500 shares authorized; 1,000 shares
                       issued and outstanding .......................................         30,000
                   Common stock at $0.10 par value; 50,000,000 shares
                     authorized; 36,497,788 shares (excluding 5,087 shares
                     held in treasury) issued and outstanding .......................      3,649,779
                   Additional paid-in capital .......................................     95,288,392
                   Shareholder receivable ...........................................       (500,000)
                   Deferred stock compensation ......................................       (238,312)
                   Accumulated deficit ..............................................    (45,987,576)
                                                                                        ------------
                 Total stockholders' equity .........................................     52,242,283
                                                                                        ------------
                 Total liabilities and stockholders' equity..........................   $ 61,171,613
                                                                                        ============

                             See accompanying notes.

                        MSI Holdings, Inc. (dba Aperian)
                      Consolidated Statements of Operations

                                                                   YEAR ENDED MARCH 31
                                                                   2000            1999
                                                               ------------    ------------
Revenues:
  Broadband Internet Services ..............................   $    956,736    $         --
  Hardware, software and peripherals .......................        122,404       1,479,984
  Networks, LAN/WAN ........................................        310,341       1,597,279
  Service, support and integration .........................        362,531         473,459
                                                               ------------    ------------
                                                                  1,752,012       3,550,722
Cost of goods and services sold:
  Broadband Internet Services ..............................        976,411              --
  Hardware, software and peripherals .......................        187,923       1,522,365
  Networks, LAN/WAN ........................................        375,326       1,883,417
  Service, support and integration .........................        163,754         849,679
                                                               ------------    ------------
                                                                  1,703,414       4,255,461
Gross margin (deficit) .....................................         48,598        (704,739)

Selling, general and administrative expenses:
  Salaries and benefits ....................................      9,905,188       2,454,298
  Professional fees and consultants ........................      5,471,250       2,424,597
  Advertising ..............................................        474,523         152,920
  Occupancy ................................................      1,240,563         494,389
  Depreciation and amortization ............................        559,425         294,997
  Vehicle expense ..........................................         86,232         106,593
  Other expense ............................................      1,328,998         285,439
                                                               ------------    ------------
                                                                 19,066,179       6,213,233
Operating loss .............................................    (19,017,581)     (6,917,972)
Interest expense, net ......................................      2,990,232         539,230
                                                               ------------    ------------
Net loss ...................................................   $(22,007,813)   $ (7,457,202)
                                                               ============    ============

Preferred stock dividends and discounts ....................     (2,025,527)     (8,947,337)
                                                               ------------    ------------
Net loss to common stockholders ............................   $(24,033,340)   $(16,404,539)
                                                               ============    ============

Basic and diluted net loss per share .......................   $      (1.01)   $      (1.30)
                                                               ============    ============
Basic and diluted weighted average shares outstanding ......     23,828,156      12,622,673
                                                               ============    ============



                             See accompanying notes.

                        MSI Holdings, Inc. (dba Aperian)
                 Consolidated Statements of Stockholders' Equity


                                                   PREFERRED                     PREFERRED                     PREFERRED
                                                    SERIES B                      SERIES C                      SERIES D
                                                   ---------                     ---------                     ---------
                                             SHARES         AMOUNT         SHARES         AMOUNT         SHARES         AMOUNT
                                           -----------    -----------    -----------    -----------    -----------    -----------

Balances at April 1, 1998 ..............       490,000    $ 2,597,000         99,057    $ 1,050,004             --    $        --
Preferred stock issuance ...............            --             --             --             --        279,657      2,964,364
Preferred stock beneficial conversion
  discount on series B and C offerings .            --             --             --             --             --             --
Preferred stock conversion to common ...       (90,000)      (477,000)       (99,057)    (1,050,004)       (83,317)      (883,160)
Issuance of common stock ...............            --             --             --             --             --             --
Common stock issued as preferred
   stock dividends .....................            --             --             --             --             --             --
Conversion of class A warrants .........            --             --             --             --             --             --
Discount on convertible debt ...........            --             --             --             --             --             --
Common stock and stock options issued
 as compensation .......................            --             --             --             --             --             --
Warrants issued for purchase of ........            --             --             --             --             --             --
equipment
Treasury stock .........................            --             --             --             --             --             --
Net loss ...............................            --             --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1999 ..............       400,000      2,120,000             --             --        196,340      2,081,204
                                           -----------    -----------    -----------    -----------    -----------    -----------

Preferred stock issuance ...............            --             --             --             --             --             --
Preferred stock conversion to common ...      (400,000)    (2,120,000)            --             --       (196,340)    (2,081,204)
Issuance of common stock ...............            --             --             --             --             --             --
Common stock issued for convertible debt            --             --             --             --             --             --
Beneficial conversion discount .........            --             --             --             --             --             --
Common stock issued as preferred
   stock dividends .....................            --             --             --             --             --             --
Common stock and stock options issued as
  compensation to employees ............            --             --             --             --             --             --
Common stock, stock options and warrants
  issued as compensation to                         --             --             --             --             --             --
non-employees
Common stock warrants issued in
  connection with debt ................             --             --             --             --             --             --
Common stock options exercised .........            --             --             --             --             --             --
Common stock warrants exercised ........            --             --             --             --             --             --
Treasury stock .........................            --             --             --             --             --             --
Net loss ...............................            --             --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2000...............            --    $        --             --    $        --             --    $        --
                                           ===========    ===========    ===========    ===========    ===========    ===========


                                                    PREFERRED                PREFERRED STOCK
                                                     SERIES E                   SUBSCRIBED
                                                    ---------                ---------------
                                              SHARES          AMOUNT       SHARES        AMOUNT
                                            -----------   -----------   -----------    -----------

Balances at April 1, 1998 ..............             --   $        --            --    $        --
Preferred stock issuance ...............        146,252     4,387,560       (20,000)      (600,000)
Preferred stock beneficial conversion
  discount on series B and C offerings .             --            --            --             --
Preferred stock conversion to common ...             --            --            --             --
Issuance of common stock ...............             --            --            --             --
Common stock issued as preferred
   stock dividends .....................             --            --            --             --
Conversion of class A warrants .........             --            --            --             --
Discount on convertible debt ...........             --            --            --             --
Common stock and stock options issued
 as compensation .......................             --            --            --             --
Warrants issued for purchase of ........             --            --            --             --
equipment
Treasury stock .........................             --            --            --             --
Net loss ...............................             --            --            --             --
                                            -----------   -----------   -----------    -----------
Balance at March 31, 1999 ..............        146,252     4,387,560       (20,000)      (600,000)
                                            -----------   -----------   -----------    -----------

Preferred stock issuance ...............             --            --        20,000        600,000
Preferred stock conversion to common ...       (145,252)   (4,357,560)           --             --
Issuance of common stock ...............             --            --            --             --
Common stock issued for convertible debt             --            --            --             --
Beneficial conversion discount .........             --            --            --             --
Common stock issued as preferred
   stock dividends .....................             --            --            --             --
Common stock and stock options issued as
  compensation to employees ............             --            --            --             --
Common stock, stock options and warrants
  issued as compensation to                          --            --            --             --
non-employees
Common stock warrants issued in
  connection with debt ................              --            --            --             --
Common stock options exercised .........             --            --            --             --
Common stock warrants exercised ........             --            --            --             --
Treasury stock .........................             --            --            --             --
Net loss ...............................             --            --            --             --
                                            -----------   -----------   -----------    -----------
Balance at March 31, 2000...............          1,000   $    30,000            --    $        --
                                            ===========   ===========   ===========    ===========




                             See accompanying notes.

                        MSI Holdings, Inc. (dba Aperian)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                              ADDITIONAL                     DEFERRED
                                                     COMMON STOCK              PAID-IN      SHAREHOLDER        STOCK
                                                SHARES         AMOUNT          CAPITAL       RECEIVABLE     COMPENSATION
                                             ------------    ------------    ------------    ------------    ------------

Balances at April 1, 1998 ................     11,506,846    $  1,150,685    $    698,057    $         --    $         --
Preferred stock issuance .................             --              --       5,648,161              --              --
Preferred stock beneficial conversion
  discount on series B and C offerings ...             --              --       1,831,509              --              --
Preferred stock conversion to common .....      2,723,740         272,374       2,137,790              --              --
Issuance of common stock .................         50,000           5,000          48,000              --              --
Common stock issued as preferred
   stock dividends .......................         72,016           7,201         356,703              --              --
Conversion of class A warrants ...........        420,000          42,000         291,900              --              --
Discount on convertible debt .............             --              --         371,000              --              --
Common stock and stock options issued
 for compensation ........................         46,000           4,600         579,783              --              --
Warrants issued for purchase of equipment.             --              --          81,300              --              --
Treasury stock ...........................       (200,250)        (20,025)        (61,879)             --              --
Net loss .................................             --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance at March 31, 1999 ................     14,618,352       1,461,835      11,982,324              --              --
                                             ------------    ------------    ------------    ------------    ------------
Preferred stock issuance .................             --              --         526,800              --              --
Preferred stock conversion to common .....      7,415,920         741,592       7,817,172              --              --
Issuance of common stock .................     10,712,478       1,071,248      55,385,317              --              --
Common stock issued for convertible debt .        336,198          33,620       1,983,568              --              --
Beneficial conversion discount ...........             --              --       1,344,188              --              --
Common stock issued as preferred
   stock dividends .......................         13,801           1,380          79,959              --              --
Common stock and stock options issued as
  compensation to employees ..............         16,426           1,643       5,137,809              --        (238,312)
Common stock, stock options and warrants
  issued as compensation to non-employees.        225,200          22,520       3,750,390              --              --
Common stock warrants issued in
   connection with debt ..................             --              --       2,847,107              --              --
Common stock options exercised ...........        187,850          18,785         964,448        (500,000)             --
Common stock warrants exercised ..........      2,976,650         297,665       3,637,200              --              --
Treasury stock ...........................         (5,087)           (509)       (167,890)             --              --
Net loss .................................             --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2000 ................     36,497,788    $  3,649,779    $ 95,288,392    $   (500,000)   $   (238,312)
                                             ============    ============    ============    ============    ============


                                                ACCUMULATED
                                                  DEFICIT          TOTAL
                                               ------------    ------------

Balances at April 1, 1998 ................     $ (5,549,697)   $    (53,951)
Preferred stock issuance .................       (6,751,924)      5,648,161
Preferred stock beneficial conversion
  discount on series B and C offerings ...       (1,831,509)             --
Preferred stock conversion to common .....               --              --
Issuance of common stock .................               --          53,000
Common stock issued as preferred
   stock dividends .......................         (363,904)             --
Conversion of class A warrants ...........               --         333,900
Discount on convertible debt .............               --         371,000
Common stock and stock options issued
 for compensation ........................               --         584,383
Warrants issued for purchase of equipment.               --          81,300
Treasury stock ...........................               --         (81,904)
Net loss .................................       (7,457,202)     (7,457,202)
                                               ------------    ------------
Balance at March 31, 1999 ................      (21,954,236)       (521,313)
                                               ------------    ------------
Preferred stock issuance .................         (600,000)        526,800
Preferred stock conversion to common .....               --              --
Issuance of common stock .................               --      56,456,565
Common stock issued for convertible debt .               --       2,017,188
Beneficial conversion discount ...........       (1,344,188)             --
Common stock issued as preferred
   stock dividends .......................          (81,339)             --
Common stock and stock options issued as
  compensation to employees ..............               --       4,901,140
Common stock, stock options and warrants
  issued as compensation to non-employees.               --       3,772,910
non-employees
Common stock warrants issued in
   connection with debt ..................               --       2,847,107
Common stock options exercised ...........               --         483,233
Common stock warrants exercised ..........               --       3,934,865
Treasury stock ...........................               --        (168,399)
Net loss .................................      (22,007,813)    (22,007,813)
                                               ------------    ------------
Balance at March 31, 2000 ................     $(45,987,576)   $ 52,242,283
                                               ============    ============

                             See accompanying notes.

                        MSI Holdings, Inc. (dba Aperian)
                      Consolidated Statements of Cash Flows

                                                                                    YEAR ENDED MARCH 31
                                                                                    2000             1999
                                                                                ------------    ------------
                 Cash flows from operating activities:
                   Net loss .................................................   $(22,007,813)   $ (7,457,202)
                     Adjustments to reconcile net loss to net cash used in
                      operating activities:
                           Depreciation and amortization expense ............        559,425         294,997
                           Amortization of debt discount ....................      2,991,279         371,923
                           Common stock and stock options issued for
                              compensation to employees .....................      4,901,140         330,871
                           Common stock, stock options, and warrants issued
                               for compensation to non-employees ............      3,772,910         253,512
                           Common stock issued as interest upon conversion ..         17,188              --
                           Write-down of inventory ..........................             --         232,000
                           (Gain) loss on disposal of property ..............        174,398            (652)
                     Changes in operating assets and liabilities:
                         Accounts receivable - trade ........................         86,156        (424,379)
                         Accounts receivable - affiliates ...................       (383,197)             --
                         Other current assets ...............................       (276,432)          2,769
                         Other assets .......................................       (196,158)             --
                         Accounts payable - trade ...........................      4,247,789       1,473,176
                         Deferred rent ......................................        517,216          46,664
                         Other accrued expenses .............................        440,710         (25,851)
                                                                                ------------    ------------
                   Net cash used in operating activities ....................     (5,155,389)     (4,902,172)
                                                                                ------------    ------------

                 Cash flows from investing activities:
                   Purchase of property, plant and equipment ................     (8,990,685)       (844,844)
                   Proceeds - sales of property .............................         23,500              --
                   Change in short term investment ..........................             --       1,350,000
                                                                                ------------    ------------
                  Net cash provided by (used in) investing activities .......     (8,967,185)        505,156
                                                                                ------------    ------------

                 Cash flows from financing activities:
                   Payments on bank line of credit, net .....................       (200,000)     (1,028,966)
                   Payments on notes payable ................................     (1,968,425)       (429,864)
                   Payments on obligations under capital leases .............       (248,757)       (114,626)
                   Proceeds - private placement of preferred stock, net .....        526,800       5,648,161
                   Proceeds - issuance of common stock, net .................     56,456,565          53,000
                   Proceeds - exercise of stock options .....................        483,233              --
                   Proceeds - exercise of warrants ..........................      3,934,865         333,900
                   Proceeds - notes payable .................................      4,057,330              --
                   Repurchase of common stock ...............................       (168,399)        (81,904)
                                                                                ------------    ------------
                 Net cash provided by financing activities ..................     62,873,212       4,379,701
                                                                                ------------    ------------

                 Net change in cash .........................................     48,750,638         (17,315)
                 Cash at the beginning of the fiscal year ...................          8,471          25,786
                                                                                ------------    ------------
                 Cash at end of the fiscal year .............................   $ 48,759,109    $      8,471
                                                                                ============    ============




                             See accompanying notes.

                        MSI Holdings, Inc. (dba Aperian)
                Consolidated Statements of Cash Flows (continued)

                                                                   YEAR ENDED MARCH 31
                                                                   2000            1999
                                                               ------------   ------------

Supplemental disclosure:
  Cash paid during the year for:
    Interest ...............................................   $    339,439   $    196,990
                                                               ============   ============

Supplemental schedule of non-cash investing and financing
 activities:
     Common stock warrants issued in connection with debt ..   $  2,847,107   $         --
     Common stock issued for preferred stock dividends .....         81,339        363,904
     Beneficial conversion discount on private placement ...      1,344,188             --
     Discount on preferred stock issued ....................        600,000      8,583,433
     Preferred stock issued for placement agent fees .......             --        338,680
     Purchase of equipment with long-term leases ...........        541,726        804,010
     Stock options or warrants issued for  purchase of
         equipment with long-term leases ...................             --         81,300





                             See accompanying notes.

                        MSI Holdings, Inc. (dba Aperian)
                   Notes To Consolidated Financial Statements
                       Years Ended March 31, 2000 and 1999

1.  BUSINESS

    MSI Holdings, Inc. (dba Aperian) or (the "Company") is an Austin, Texas based technology corporation which provides high-speed Internet connectivity solutions, and co-location/web-hosting services to businesses with critical Internet applications and Internet Service Providers (ISPs). The Company currently delivers services from data centers in Austin, Texas. Each of these data centers is directly connected to the Internet backbone. In prior years, the Company was a business solutions technology integrator, offering infrastructure design and implementation services, and performing computer networking services, including system integration and local wide-area networking.

    The Company began operating under the name Aperian on March 6, 2000. On March 24, 2000, the Board approved the formation of Aperian, Inc. as a new wholly owned subsidiary under the laws of the State of Delaware, and a Plan of Merger whereby MSI Holdings, Inc. will be merged with and into Aperian, Inc. The Plan of Merger will be submitted to the stockholders of the Company for their approval and adoption.

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

    Principles of Consolidation

    The consolidated financial statements for the years ended March 31, 2000 and 1999, include the accounts and transactions of the Company and its wholly-owned subsidiaries, Micro-Media Solutions, Inc. and Tele-Vista, Inc., (incorporated in August 1998). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

    Cash Equivalents

    Cash and cash equivalents consist primarily of cash deposits and funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

    Property and Equipment

    Property and equipment, including items acquired under capital lease arrangements, are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, typically five years. Amortization of leasehold improvements is provided using the straight-line basis over the shorter of the term of the related lease, or the useful life of the leasehold improvements, which varies from 5 to 20 years.

    The following table details the Company's property and equipment at March 31, 2000:

          Equipment, furniture and fixtures...........    $    3,995,672
          Vehicles....................................           245,747
          Leasehold improvements......................         7,828,173
                                                          --------------
                                                              12,069,592
          Less - Accumulated depreciation and
          amortization................................        (1,139,164)
                                                          --------------
          Property and equipment, net.................    $   10,930,428
                                                          ==============

    The Company leases certain equipment to customers under rental contracts of 12 to 24 months. Equipment leased to others of

$999,703 is included in property and equipment as of March 31, 2000.

    Impairment of Long-Lived Assets

    Long-lived assets consist primarily of computer equipment and leasehold improvements. The carrying value of these assets is regularly reviewed to verify they are properly valued. If the facts and circumstances suggest that the value has been impaired, the carrying value of the assets will be reduced appropriately.

    Revenue and Cost Recognition

    The Company's Broadband Internet Services revenues consist of (i) monthly fees from customer use of Internet Data Center sites, network services, managed services, and professional services and use of equipment and software provided by the Company, (ii) revenues from sales or rentals of third-party equipment to customers and (iii) fees for installation and certain professional services. Revenues (other than installation fees, equipment sales to customers and certain professional services) are generally billed and recognized ratably over the term of the contract, which is one to two years. Installation fees are typically recognized at the time the installation occurs, and equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet Data Center. The Company sells third-party equipment to its customers as an accommodation to facilitate their purchase of services. One-time professional service fees are typically recognized when services are rendered. Hardware and peripheral sales consist of computers and related electronic equipment. Software sales represent the resale of prepackaged software and operating systems from Microsoft and other vendors to the end user. Substantially all hardware, software and peripherals sales are made without the right of return. Product returns are minimal and are recorded as a reduction of sales upon receipt of the product.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". In March 2000, the SEC issued SAB 101A which deferred the adoption of SAB 101 until the second quarter of 2000. In June 2000, the SEC issued SAB 101B which further deferred the adoption of SAB 101 until the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 on its revenue recognition policy.

    Advertising Costs

    The Company expenses advertising costs as incurred. These expenses were approximately $474,523 and $152,920 for the years ended March 31, 2000 and 1999, respectively.

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

    Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's Common Stock at the date of grant over the stock option exercise price. In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The Company is evaluating the effect the application of the Interpretation will have on the financial statements.

    Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. Many of the Company's customers are in the computer and telecommunications industries. The Company performs ongoing credit evaluations on its customers and generally does not require collateral from its customers. Historically, the

Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The following customers accounted for more than 10% of revenues:

                                                         2000              1999
                                                       ---------         --------
                                    Customer A             17%              35%
                                    Customer B             13%              --
                                    Customer C             --               12%

    Net Loss Per Share

    Basic net loss per share is computed by dividing net loss available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive.

    Comprehensive Income

    There are no differences between net loss and comprehensive loss for the years ended March 31, 2000 or 1999.

3.  LINE OF CREDIT

    The Company had a line of credit with a commercial bank that matured on April 30, 1999. The Company paid the line of credit in full upon expiration and did not renew the line of credit.

4.  NOTES PAYABLE

    During 2000, the Company received a total of $4,286,500 in bridge loans from various accredited individuals, at interest rates from 8.25% to 18% per annum and maturing at various dates through July 2000 or upon consummation of a public offering by the Company, whichever is sooner. In connection with these loans, warrants were issued to purchase an aggregate of 428,650 shares of common stock with an exercise price of $0.10 per share (see Note 12 for discussion of warrants). These warrants were valued at $2,847,107 as a debt discount, and are being amortized to interest expense over the term of the respective loans. The Company also paid $228,670 in cash for debt issuance costs.

    As of March 31, 2000, $1,680,000 of these loans had been repaid in cash, and $2,000,000 (together with outstanding interest) was converted into 336,198 shares of the Company's common stock.

    Notes payable consisted of the following amounts, which approximate fair value at March 31, 2000:

        Promissory notes totaling $606,500, with interest at
        8.25%, principal and interest due at maturity dates
        ranging from June 7, 2000 to July 13, 2000...............    $     606,500

        Less discount on promissory notes payable................         (101,682)
                                                                     -------------
                                                                     $     504,818
                                                                     =============

5.  OBLIGATIONS UNDER CAPITAL LEASES

    In October 1999, the Company was approved for an initial $1,200,000 in lease financing with a leasing institution. In January 2000, the Company was approved for an additional $8,000,000 in lease financing through the same leasing institution. This financing will be used to purchase equipment and services for the data center expansion plans of the Company. As of March 31, 2000, $8,658,000 was available under this facility.

    The Company leases transportation, communication and electronic equipment under capital leases expiring in various years through March 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

    Following is a summary of property included in property and equipment, which is held under capital leases as of March 31, 2000:

               Equipment, furniture and fixtures...     $    1,251,473
               Vehicles............................            207,063

    Minimum future lease payments under capital leases as of March 31, 2000, for the next five years and in the aggregate are:

       2001.............................................        $  526,535
       2002.............................................           490,295
       2003.............................................           419,132
       2004.............................................           281,602
       2005.............................................            57,849
                                                                ----------
       Total minimum lease payments.....................         1,775,413
       Less amount representing interest................          (665,596)
                                                                ----------
                                                                 1,109,817
       Less current portion.............................          (283,751)
                                                                ----------
       Long-term obligations under capital leases.......        $  826,066
                                                                ==========

    The Company issued warrants for and in consideration of a capital lease obtained during the year ended March 31, 1999. The warrants granted the right to purchase 30,000 shares of Common Stock (28,000 warrants were exercised, while 2,000 warrants expired during the year ended March 31, 2000, see also Note 12), at an exercise price of $4.00 per share, and were treated as a discount to the capital lease obligation. The discount was valued at $81,300 and has an effective interest rate of 37%. It is being amortized over the life of the lease, or 5 years. At March 31, 2000 and 1999, the amortization of the discount totaled $17,183 and $923, respectively.

6.  FEDERAL INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows:

                                                       MARCH 31, 2000
                                                       --------------

          Deferred tax liability:
              Depreciable assets..............         $        54,000
          Deferred tax assets:
               Net operating loss carryforwards             11,196,000
               Nonqualified stock options.....                 509,000
               Other..........................                  41,000
                                                       ---------------
          Deferred tax asset..................              11,746,000
               Valuation allowance............             (11,692,000)
           Net deferred tax asset.............                  54,000
                                                       ---------------
           Net deferred taxes.................         $            --
                                                       ===============

    The valuation allowance increased by approximately $7,825,000 during the year ended March 31, 2000 primarily because the Company generated additional net operating losses during the year which are not expected to be utilized.

    As of March 31, 2000, the Company had federal net operating loss carryforwards of approximately $30,261,000, which will expire beginning in 2011, if not utilized. Utilization of the net operating losses may be subject to a substantial limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

    The Company's expense (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount by applying the statutory federal income tax rate of 34% to income before taxes as a result of the following:

                                                         TAX AMOUNT          TAX RATE
                                                         ----------          --------
                  MARCH 31, 2000
                  Federal statutory rate.........      $   (7,509,000)            34.0%
                  Permanent differences..........             632,000             (2.9)%
                  Valuation allowance............           7,825,000            (35.4)%
                  Other..........................            (948,000)             4.3%
                                                       --------------      -----------
                      Total expense (benefit)....      $           --                0%
                                                       ==============      ===========

                  MARCH 31, 1999
                  Federal statutory rate.........      $   (2,535,000)            34.0%
                  Permanent differences..........             126,000             (1.7)%
                  Valuation allowance............           2,409,000            (32.3)%
                                                       --------------      -----------
                      Total expense (benefit)....      $           --              0.0%
                                                       ==============      ===========

7.  RELATED PARTY TRANSACTIONS

    During the year ended March 31, 2000 and 1999, the Company recognized expenses totaling $94,282 and $132,356 related to a consulting agreement with an entity whose President is a Board member of the Company.

    In June 1999, we entered into an employment agreement with Robert Gibbs, President and Chief Executive Officer. Mr. Gibbs' agreement provides for a two-year term with a two-year extension and a base salary of $150,000 for the first year and $240,000 during the second year, and each subsequent term if extended. In addition, Mr. Gibbs' agreement provides for an option to purchase up to 1,362,950 shares of common stock at $5.56 per share as follows: (i) an option to purchase 272,590 shares of common stock vested immediately upon grant on June 30, 1999, (ii) an option to purchase 272,590 shares of common stock to vest 91 days after the grant date, (iii) an option to purchase 545,180 shares of common stock to vest on the first anniversary of the grant date and (iv) an option to purchase 272,590 shares of common stock to vest on the second anniversary of the grant date. Mr. Gibbs' agreement also entitles him to receive a bonus equal to 1.5% of each equity offering consummated by us during his first year of employment. The bonus is capped at $170,000 and has already been paid in full. Mr. Gibbs' agreement also provides for a discretionary bonus to be decided by the board of directors of up to $50,000 during the first year. Additional bonus opportunities are available in the second year. Upon termination of Mr. Gibbs' employment for death, disability or without cause, Mr. Gibbs is entitled to payments over a two-year period equal to $240,000. Mr. Gibbs' agreement also provides for a $800 monthly transportation allowance. Mr. Gibbs' agreement is terminable by either party at any time.

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

On December 20, 1999, we settled a previously disclosed business obligation regarding a consulting agreement with Dr. Davinder Sethi, a director, and MMH Investments, Inc., a company that is principally owned and controlled by Robert Hersch, our former vice president of corporate finance. Pursuant to the settlement, we issued 150,000 shares of common stock to MMH Investments, Inc., and agreed to immediately register the shares for resale on Form S-3.

8.  COMMITMENTS AND CONTINGENCIES

    The Company leases its principal general offices and data center facilities. Future minimum lease payments (excluding property taxes) are as follows:

                            YEAR ENDING MARCH 31

                        2001........................    $     1,939,726
                        2002........................          2,115,698
                        2003........................          2,196,036
                        2004........................          2,245,762
                        2005........................          2,256,633
                        Thereafter..................          9,583,132
                                                        ---------------
                                  Total.............    $    20,336,987
                                                        ===============

    Certain of the Company's operating leases contain escalation clauses that have been accounted for on a straight-line basis, resulting in deferred rent in the accompanying financial statements. The total rental expense for the years ended March 31, 2000 and 1999 were $976,491 and $227,463, respectively.

    On March 31, 2000, the United States Federal Bureau of Investigation (FBI) and Department of Justice executed a search warrant at the Company's headquarters in connection with an investigation relating to criminal charges that have been brought against a former director of the Company. The FBI and Department of Justice have confirmed that neither the Company nor any of its current directors or officers are targets of the investigation.

9.  COMMON STOCK

    As of March 31, 2000, the Company had reserved shares of common stock for future issuance as follows:

                        Stock options under 2000 Plan.......         9,812,150
                        Other stock options.................         1,072,604
                        Common stock warrants...............         1,342,500
                        Convertible preferred stock.........            10,000
                                                                --------------
                                                                    12,237,254
                                                                ==============

    There are no restrictions on the payment of dividends.

    During the third quarter, the Company completed a private sale of 401,250 shares of common stock, at a price of $3.35 per share. Each purchaser also received warrants to purchase two shares of common stock at an exercise price of $4.40 per share, for each one share of common stock purchased in the equity offering. The warrants expire in four years and remain outstanding at year-end (see Note 12). These warrants were valued at $1,731,075 using the Black-Scholes model, and the beneficial conversion discount, limited to the net proceeds received of $1,344,188, was recorded as an in-substance dividend on the accompanying statement of operations.

    During the fourth quarter, the Company completed a private placement of its common stock. The Company raised approximately $55 million in gross proceeds and issued 9,166,667 shares of common stock in the offering. The Company intends to use the net proceeds of the offering to build out additional data centers, implement a sales and marketing campaign, hire additional sales and marketing personnel, repay indebtedness and for general corporate purposes.

10. CONVERTIBLE PREFERRED STOCK

    The Company's convertible preferred stock has the following characteristics:

                                    DIVIDEND              LIQUIDATION                      CONVERSION            VOTING
                 DESCRIPTION        FEATURES              PREFERENCE                        FEATURES             RIGHTS

                   Series B           5%       Stated value ($5.30/share) plus    One for ten, subject to         None
                                  cumulative   accrued but unpaid dividends       adjustment as defined, plus
                                                                                  six warrants to purchase
                                                                                  six shares of common for
                                                                                  $1.50/share

                   Series C           6%       Stated value ($10.60/share) plus   One for ten, subject to         None
                                  cumulative   accrued but unpaid dividends       adjustment as defined

                   Series D           6%       Stated value ($10.60/share) plus   One for ten, subject to         None
                                  cumulative   accrued but unpaid dividends       adjustment as defined

                   Series E           6%       Stated value ($30.00/share) plus   One for ten, subject to         None
                                  cumulative   accrued but unpaid dividends       adjustment as defined

    The Company has 10,000,000 authorized shares of preferred stock. The Company has issued Series B through Series E Convertible Preferred Stock from 1997 through the first quarter of fiscal 2000. All of the Convertible preferred stock agreements entered into by the Company contained restrictions limiting the conversion of the preferred stock in order to maintain the Company's status as a Historically Underutilized Business (HUB). In early 2000 the Company elected not to renew its HUB status and therefore removed the conversion restrictions on all outstanding preferred stock.

    At the time of issuance of each series of preferred stock the underlying value of common stock was "in-the-money". This beneficial conversion feature was limited to the proceeds of the offering and was accounted for as an increase to additional paid in capital and an in-substance dividend to the related preferred stockholders. The Company recognized $600,000 and $8,583,433 in 2000 and 1999, respectively, related to in-substance preferred stock dividends arising from the beneficial conversion feature.

    During 1999, the Company received $2,823,204 in exchange for 266,340 shares of Series D Preferred Stock. The Company paid $349,284 in cash and issued 13,317 shares of Series D Preferred Stock for placement agent fees. Also, options to purchase 255,850 shares of Common Stock at $1.59 per share were issued as a part of the agreement. Also during the year ended March 31, 1999, 70,000 shares of Series D Preferred were converted to 700,000 shares of the Registrant's Common Stock. During the year ended March 31, 1999 the 13,317 shares of Series D Preferred issued as placement agent fees were converted to 133,170 shares of the Registrant's Common Stock.

    During fiscal 1999, the Company concluded the private placement of 119,668 shares of the Series E Preferred Stock at $30 per share. The Company paid approximately $415,800 in cash and issued 6,584 shares of the Series E Preferred Stock for placement agent fees. Also, options to purchase 90,584 shares of Common Stock at $4.50 per share were issued as part of the agreement. The Series E Preferred offering raised proceeds of $3,590,040 as of March 31, 1999. At March 31, 1999, an additional $600,000 of gross proceeds (representing 20,000 shares of Series E Preferred) was subscribed from stockholders and was recorded as Preferred Stock Subscribed in the accompanying financial statements. Expenses for placement agent fees of $73,200 had not been paid as of March 31, 1999. The transaction was completed in 2000.

    During fiscal 2000, the Company converted 400,000 shares of Series B Preferred Stock, 196,340 shares of Series D Preferred Stock, and 145,252 shares of Series E Preferred Stock into 7,415,920 shares of Common Stock. As of March 31, 2000 only 1,000 shares of Series E Preferred Stock remain outstanding as all other shares have been converted to common shares.

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

    On August 9, 1999, the stockholders approved an amendment to the 1998 Stock Option Plan (the 1998 Plan) to increase the number of common shares reserved for future issuance from 1,500,000 to 4,500,000 shares.

    On August 9, 1999, the stockholders also approved the Non-Employee Directors Stock Option Plan (The Directors Plan). The Directors Plan provides for the grant of nonqualified options, as defined by the Internal Revenue Code, to directors.

    On February 22, 2000, the Board of Directors terminated both the 1998 Plan and the Directors Plan, and adopted the 2000 Stock Option Plan (the Plan). Options previously issued under the 1998 Plan or the Directors Plan were substituted with options under the 2000 Plan with identical terms. On March 24, 2000, the Board of Directors amended the 2000 Plan to increase the number of authorized shares from 5,500,000 to 10,000,000 shares of Common Stock.

    A summary of the Company's stock options is presented below:

                                                          WEIGHTED
                                                          AVERAGE
                                            NUMBER OF     EXERCISE
                                             OPTIONS       PRICE
                                           ----------    ----------

Options outstanding at April 1, 1998 ...      622,170    $     1.72
   Options granted .....................    1,427,934          4.50
   Options forfeited ...................     (275,500)         7.03
                                           ----------    ----------
Options outstanding at March 31, 1999 ..    1,774,604          3.13
                                           ----------    ----------
   Options granted .....................    3,328,950          5.66
   Options exercised ...................     (187,850)         5.37
   Options forfeited ...................     (731,000)         4.12
                                           ----------    ----------
Options outstanding at March 31, 2000 ..    4,184,704    $     4.85
                                           ==========    ==========

Options exercisable at end of period ...    2,182,934    $     3.94
                                           ==========    ==========

    The weighted-average grant-date fair value of options granted during the year is as follows:

    Exercise price less than price of stock on date of grant........    $  13.65
    Exercise price equal to price of stock on date of  grant........        4.70
    Exercise price greater than price of stock on date of grant.....        5.73

    The following table summarizes outstanding stock options as of March 31, 2000:

                                                       WEIGHTED
                                                        AVERAGE                                                 WEIGHTED
                                     OPTIONS           REMAINING           WEIGHTED             OPTIONS          AVERAGE
              RANGE OF           OUTSTANDING AT       CONTRACTUAL          AVERAGE          EXERCISABLE AT      EXERCISE
           EXERCISE PRICE        MARCH 31, 2000      LIFE IN YEARS      EXERCISE PRICE      MARCH 31, 2000        PRICE
           ---------------       --------------      -------------      --------------      --------------      --------

          $ 1.50 to $ 1.59            830,850             3.3            $  1.53                 830,850        $   1.53
            4.00 to   6.00          2,778,354             6.4               5.28               1,096,222            5.18
            6.06 to   8.63            379,500             9.4               7.08                 161,750            6.80
            9.94 to  10.25            196,000             9.9               9.94                     750           10.25
                                   ----------                                                ----------
            1.50 to  10.25          4,184,704             6.2               4.92               2,089,572            3.85

    To the extent the exercise price of the option granted was less than the market price of the stock on the grant date, or the terms of an outstanding option were modified to the benefit of the employee, compensation expense was recorded in accordance with APB No. 25 in the amount of $4,806,389 and $177,965 for the years ended March 31, 2000 and 1999, respectively. As of March 31, 2000, the Company had deferred stock compensation of $238,313, representing the expense related to unvested stock options which has been deferred to future periods.

    Stock options to non-employees as included above have been accounted for at the fair value of the options at the grant date as determined using the Black-Scholes option-pricing model. Options to non-employees were recorded as salaries and benefits in the amount of $124,250 for the year ended March 31, 2000. Options to consultants were recorded as professional fees in the amount of $232,300 and options granted for placement agent fees were valued at $1,496,667 for the year ended March 31, 1999.

    The pro forma compensation expense as defined by SFAS No. 123 for stock options granted to employees included in the pro forma information below is determined based on the fair value of the options at the grant date using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rates of 4.76% to 6.34%; no dividend yield; volatility of 1.13; and expected option lives of 2 to 10 years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss and net loss per share information is as follows:

                                                                      YEAR ENDED MARCH 31,
                                                                     2000                1999
                                                               ----------------------------------
         Pro forma net loss to common stockholders             $  (25,990,115)   $   (17,052,217)
         Pro forma basic and diluted net loss per share                 (1.09)             (1.35)

    Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the

Company's employee stock options. Because the determination of fair value of all employee stock options granted after such time as the Company becomes a public entity will include an expected volatility factor and because, for pro forma disclosure purposes, the estimated fair value of the Company's employee stock options is treated as if amortized to expense over the options' vesting period, the effects of applying SFAS No 123 for pro forma disclosures are not necessarily indicative of future amounts.

12. WARRANTS

    During fiscal 2000, of the 30,000 warrants issued in connection with fiscal 1999 capital leases (see Note 5), 28,000 were exercised and 2,000 expired, and the 2,520,000 warrants issued in connection with the 1998 Series B Preferred Stock Private Placement Agreement were exercised.

    The 428,650 warrants associated with the bridge term loans were exercised during fiscal 2000 (see Note 4).

    The warrants associated with the private sale of 401,250 shares of common stock remain outstanding at year end (see Note 9).

    On February 1, 2000, the Company issued 500,000 warrants with an exercise price of $12 in connection with a settlement agreement that released the Company from obligations in its previous private placement agreements. The warrants expire on January 31, 2002 and remain outstanding at year end. These warrants were valued at $2,360,000 using the Black-Scholes model, and were recorded as professional fees.

    During fiscal 2000, as part of a settlement agreement with the Company, an ex-employee was granted 40,000 warrants at an exercise price of $3.75 in conjunction with the forfeiture of vested stock options granted during his employment at the Company. The warrants will expire during fiscal 2001. These warrants were valued at $90,800 using the Black-Scholes methodology, and were recorded as settlement expense.

13. NET LOSS PER SHARE

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

                                          MARCH 31, 2000       MARCH 31, 1999
                                          --------------       --------------

Series B convertible Preferred Stock                  -           4,000,000
Series D convertible Preferred Stock                  -           1,963,400
Series E convertible Preferred Stock             10,000           1,262,520
Stock options                                 4,184,704           1,774,604
Warrants                                      1,342,500           2,550,000
                                              ---------          ----------
                                              5,537,204          11,550,524
                                              =========          ==========

14. SUBSEQUENT EVENTS

    Effective May 31, 2000, the trading of the Company's stock moved from the Over-The-Counter Bulletin Board under the ticker symbol "MSIA", to the NASDAQ National Market system under the symbol "APRN".

                               INDEX TO EXHIBITS

EXHIBIT NO.    EXHIBIT DESCRIPTION                               LOCATION
-----------    -------------------                               --------
3.1            Revised Articles of Incorporation, as             Incorporated by reference to Exhibit 3.2
               amended on September 26, 1997 (1)                 of Registrant's Form SB-2/A filed
                                                                 December 15, 1998 (File No. 333-60051)

3.2            Article of Amendment, dated October 13,           Incorporated by reference to Exhibit 3.1
               1998 (1)                                          of Registrant's Form 10-QSB/A filed
                                                                 November 12, 1998 (File No. 0-8164)

3.3            Amended and Restated Bylaws of MSI                Exhibit 3.3
               Holdings, Inc. (2)

4.0            Specimen of Securities (1)                        Incorporated by reference to Exhibits
                                                                 Nos. 1A and 1B of Registrant's Form 8-A
                                                                 Registration Statement (File No. 0-8146)

4.1            MSI Holdings, Inc. 2000 Stock Option              Incorporated by reference to Exhibit 4.1
               Plan (1)                                          of Registrant's Form S-8/A filed June
                                                                 19, 2000 (File No. 333-31700)

10.1           MMH Investments, Inc. settlement and              Incorporated by reference to Exhibit
               release agreement, dated October 15,              10.1 of Registrant's Form 10-QSB filed
               1999 (1)                                          February 14, 2000 (File No. 0-8164)

10.2           Entrepreneurial Investors, Ltd. and               Incorporated by reference to Exhibit
               Equity Services, LTD settlement                   10.2 of Registrant's Form 10-QSB filed
               agreement, dated February 1, 2000 (1)             February 14, 2000 (File No. 0-8164)

10.3           Cisco Systems Capital Corporation master          Incorporated by reference to Exhibit
               agreement to lease equipment, dated               10.3 of Registrant's Form 10-QSB filed
               January 24, 2000 (1)                              February 14, 2000 (File No. 0-8164)

10.4           Robert Hersch employment agreement,               Incorporated by reference to Exhibit
               dated October 1, 1999 (1)                         10.4 of Registrant's Form 10-QSB filed
                                                                 February 14, 2000 (File No. 0-8164)

10.5           Robert Gibbs employment agreement, dated          Incorporated by reference to Exhibit
               June 29, 1999 (1)                                 10.5 of Registrant's Form 10-QSB filed
                                                                 February 14, 2000 (File No. 0-8164)

10.6           Form of GTE Internetworking direct                Incorporated by reference to Exhibit
               connect agreement (1)                             10.6 of Registrant's Form 10-QSB filed
                                                                 February 14, 2000 (File No. 0-8164)

10.7           Form of bridge financing promissory note         Incorporated by reference to Exhibit
               (1)                                              10.7 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.8           Form of bridge financing warrant to              Incorporated by reference to Exhibit
               purchase common stock (1)                        10.8 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.9           Form of private equity unit financing            Incorporated by reference to Exhibit
               registration rights agreement (1)                10.9 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.10          Form of private equity financing warrant         Incorporated by reference to Exhibit
               to purchase common stock (1)                     10.10 of Registrant's Form 10-QSB filed
                                                                February 14, 2000 (File No. 0-8164)

10.11          TSG Financial Limited Partnership                Incorporated by reference to Exhibit
               secured convertible promissory note,             10.11 of Registrant's Form 10-QSB filed
               dated January 14, 2000 (1)                       February 14, 2000 (File No. 0-8164)

10.12          TSG Financial Limited Partnership                Incorporated by reference to Exhibit
               security agreement, dated January 14,            10.12 of Registrant's Form 10-QSB filed
               2000 (1)                                         February 14, 2000 (File No. 0-8164)

10.13          TSG Financial Limited Partnership                Incorporated by reference to Exhibit
               warrant to purchase common stock, dated          10.13 of Registrant's Form 10-QSB filed
               January 14, 2000 (1)                             February 14, 2000 (File No. 0-8164)

10.14          Contract between San Felipe Del Rio              Incorporated by reference to Exhibit
               Consolidated ISD and MSI, dated July 7,          10.1 of Registrant's Form 10-QSB/A filed
               1998 (1)                                         June 14, 1999 (File No. 0-8164)

10.15          Master Agreement for Internetworking             Incorporated by reference to Exhibit
               Services between GTE and MSI, dated May          10.2 of Registrant's Form 10-QSB/A filed
               29, 1998 (1)                                     June 14, 1999 (File No. 0-8164)

10.16          Service Schedule Internet Advantage              Incorporated by reference to Exhibit
               Connection Services between GTE and MSI,         10.3 of Registrant's Form 10-QSB/A filed
               dated May 29, 1998 (1)                           June 14, 1999 (File No. 0-8164)


10.17          Service Schedule Consulting Services            Incorporated by reference to Exhibit
               between GTE and MSI, dated October 15,          10.4 of Registrant's Form 10-QSB/A filed
               1998 (1)                                        June 14, 1999 (File No. 0-8164)

10.18          Amendment One to Service Schedule               Incorporated by reference to Exhibit
               Consulting Services between GTE and MSI,        10.5 of Registrant's Form 10-QSB/A filed
               dated November 13, 1998 (1)                     June 14, 1999 (File No. 0-8164)

10.19          Employment Agreement effective as of            Incorporated by reference to Exhibit
               March 24, 1999, between Roger M. Lane           10.6 of Registrant's Form 10-QSB/A filed
               and MSI (1)                                     June 14, 1999 (File No. 0-8164)

10.20          Lease Agreement for Facilities, dated           Incorporated by reference to Exhibit
               August 12, 1998 (1)                             10.1 of Registrant's Form 10-QSB/A filed
                                                               November 12, 1998 (File No. 0-8164)

10.21          Sublease dated July 27, 1998 between GTE        Incorporated by reference to Exhibit
               Intelligent Network Services, Inc and           10.2 of Registrant's Form 10-QSB/A filed
               MSI (1)                                         November 12, 1998 (File No. 0-8164)

10.22          MSI Purchase Order dated May 29,1998 For        Incorporated by reference to Exhibit
               GTE Internetworking's Internet Advantage        10.3 of Registrant's Form 10-QSB/A filed
               Version 5.1 (Quote Number 38561.9719.1)         November 12, 1998 (File No. 0-8164)
               (1)

10.23          MSI Purchase Order dated September 30,          Incorporated by reference to Exhibit
               1998 for GTE Internetworking's Internet         10.4 of Registrant's Form 10-QSB/A filed
               Advantage Version 6.0 (Quote Number             November 12, 1998 (File No. 0-8164)
               76512.9719.1) (1)

10.24          Master Agreement for Internetworking            Incorporated by reference to Exhibit
               Services dated May 29, 1998 between GTE         10.5 of Registrant's Form 10-QSB/A filed
               Internetworking and MSI (1)                     November 12, 1998 (File No. 0-8164)

10.25          Quotation for GTE Internetworking               Incorporated by reference to Exhibit
               Dialinx Service dated October 29, 1998          10.6 of Registrant's Form 10-QSB/A filed
               between GTE Internetworking and MSI (1)         November 12, 1998 (File No. 0-8164)

10.26          Basic Agreement between Siemens Nixdorf         Incorporated by reference to Exhibit
               Information Systems, Inc. and MSI (1)           10.7 of Registrant's Form 10-QSB/A filed
                                                               November 12, 1998 (File No. 0-8164)

10.27          Addendum to Lease Agreement on 501              Incorporated by reference to Exhibit
               Waller Austin, Texas dated June 6, 1998         10.8 of Registrant's Form 10-QSB/A filed
               Between WBH, Ltd And MSI (1)                    November 12, 1998 (File No. 0-8164)

10.28          Value Added Reseller's Agreement between        Incorporated by reference to Exhibit
               MSI and Hewlett-Packard, Inc. dated,            10.9 of Registrant's Form 10-QSB/A filed
               June 1, 1995 (1)                                November 12, 1998 (File No. 0-8164)

10.29          Placement Agreement dated November 11,          Incorporated by reference to Exhibit
               1997, by and between Equity Services,           10.10 of Registrant's Form 10-QSB/A
               Ltd and MSI (1)                                 filed November 12, 1998 (File No.
                                                               0-8164)

10.30          Placement Agreement dated January 31,           Incorporated by reference to Exhibit
               1998 by and between Equity Services, Ltd        10.11 of Registrant's Form 10-QSB/A
               and MSI (1)                                     filed November 12, 1998 (File No.
                                                               0-8164)

10.31          Placement Agreement dated April 30, 1998        Incorporated by reference to Exhibit
               by and Between Equity Services, Ltd and         10.11 of Registrant's Form 10-QSB/A
               MSI (1)                                         filed November 12, 1998 (File No.
                                                               0-8164)

10.32          First Amendment to the Placement                Incorporated by reference to Exhibit
               Agreement dated April 30, 1998, by and          10.12 of Registrant's Form 10-QSB/A
               between Equity Services, Ltd And MSI (1)        filed November 12, 1998 (File No.
                                                               0-8164)

10.33          Placement Agreement dated October 13,           Incorporated by reference to Exhibit
               1998, by and between Equity Services,           10.13 of Registrant's Form 10-QSB/A
               Ltd and MSI (1)                                 filed November 12, 1998 (File No.
                                                               0-8164)

10.34          MCI WorldCom On-Net Voice Agreement,             Exhibit 10.34
               dated April 19, 2000 (2)

10.35          Purchase Agreement, dated February 15,           Exhibit 10.35
               2000 (2)

16.1           Letter on change in certifying                   Incorporated by reference to
               accountant by Brown, Graham & Company,           Registrant's Form 8-K, filed August 10,
               PC, dated August 4, 1999 (1)                     1999 (File No. 0-8164)

23.1           Consent of Ernst & Young LLP (2)                 Exhibit 23.1

27.1           Financial Data Schedule(2)                       Exhibit 27.1



(1) Previously filed with the Securities and Exchange Commission and incorporated by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934.

(2)     Filed herewith.