Form 10KSB/A
period 2000-03-31
MSI HOLDINGS INC/
filed 2000-07-28
CIK 68619

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


Transitional Small Business Disclosure Format        Yes [  ] No [X]

                                    PART III

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS


                        DIRECTORS AND EXECUTIVE OFFICERS

         The following table summarizes information concerning each of our directors, director nominees and officers as of the date of this proxy statement.

Name                                        Age               Position
Robert J. Gibbs (1)(2)                      45                President, Chief Executive Officer and Director
Christopher Brickler (1)                    28                Executive Vice President - Marketing and Business
                                                              Development and Director
Marsha Cameron                              45                Executive Vice President - Administration
Wayne A. Irwin                              38                Executive Vice President - Sales and Business
                                                              Operations
Douglas W. Banister                         38                Chief Financial Officer and Vice President -
                                                              Finance
James P. Bates                              53                Chief Information Officer
Blandina Cardenas                           43                Director
Ernesto M. Chavarria                        43                Director
Daniel Dornier (1)(3)(4)                    36                Director
Stephen J. Metzger (1)(2)(3)(4)             47                Director
Humbert B. Powell, III                      61                Director
Davinder Sethi (1)(2)(3)(4)                 52                Director
Jack C. Baum                                43                Director Nominee
Dr. Donald H. Brush                         53                Director Nominee
Raymond Wicki                               56                Director Nominee

----------

(1) Member of the executive committee
(2) Member of the nominating committee
(3) Member of the audit committee
(4) Member of the compensation committee

         Robert J. Gibbs joined us in June 1999 as president and chief executive officer. From 1997 to 1999, Mr. Gibbs founded and served as a consultant with Sigma Solutions Group, which provides executive management services for high tech startup companies. From 1990 to 1997, Mr. Gibbs served as president, executive vice president and chief financial officer of Uniden America Corporation, a wireless products and services company. He received a bachelor of science in finance from the University of Colorado and received a master of business administration from Southern Methodist University.

         Christopher Brickler joined us in June 2000 as executive vice president of marketing and business development. Mr. Brickler has been a director of our company since October 1999. From December 1998 to October 1999, he served as vice president of BT Global Business Markets, a communications services provider based in London. Previously, he was employed for five years with GTE, most recently in the development of GTE's Internet technology. He received a bachelor of business administration degree from the University of Texas.

         Marsha Cameron joined us in May 2000 as executive vice president of administration. From 1995 to 2000, Ms. Cameron served as vice president of workforce effectiveness for GTE Corporation. From 1991 to 1995, she served in several capacities for Watson Wyatt, most recently as Worldwide Practice Director of Compensation Consulting. She received a bachelor of science from University of California at Riverside and a master of science from Columbia University in New York.

         Wayne A. Irwin joined us in May 2000 as executive vice president of sales, marketing, and operations. From 1997 to 2000, Mr. Irwin served as assistant vice president - Web Commerce, and assistant vice president of channel strategy at GTE Corporation. From 1993 to 1997, he served as director - wholesale markets for GTE Network Services. He received a bachelor of science in business administration from Central Michigan University and received a master of business administration from Xavier University in Cincinnati.

         Douglas W. Banister joined us in August 1999 as chief financial officer and vice president of finance. From 1990 to 1999, Mr. Banister served as accounting manager, vice president and chief financial officer of Uniden America

Corporation. From 1987 to 1990, Mr. Banister served as controller for D.R. Horton Custom Homes. From 1983 to 1987, he served as a senior auditor with Ernst & Young, L.L.P. He received a bachelor of business administration in accounting from Texas Wesleyan University. He has been a certified public accountant since 1986.

         James P. Bates joined us in May 2000 as chief information officer and vice president. From 1998 to 2000, Mr. Bates served as a consulting practice director, e-Business and Internet applications, with Oracle Corporation. From 1996 to 1998, he served as chief information officer and vice president, Information Services with Vari*Lite, Inc. From 1989 to 1996, he served as a manager in the software engineering and information technology groups at DSC Communications, Inc. He received a bachelor of business administration from the University of Texas at Austin and received a master of business administration from the University of Utah. He has been a certified public accountant since 1985.

         Blandina Cardenas has been a director of our company since November 1997. Since 1995, Dr. Cardenas has been an associate professor of education leadership at the University of Texas at San Antonio. From 1992 to 1995, she was a Professor at Southwest Texas State University. She received a doctorate in educational leadership from the University of Massachusetts at Amherst and a bachelor in journalism from the University of Texas at Austin.

         Ernesto M. Chavarria has been a director of our company since November 1997. Mr. Chavarria has been employed by ITBR, Inc., an international consulting company, since 1978 and has served as its president since 1990.

         Daniel Dornier has been a director of our company since July 1998. From August 1991 to June 1993, Mr. Dornier was an investment banker with SBC-Warburg Dillon Reed. From 1993 to 1995, Mr. Dornier was a private investment manager for various family-owned companies. From 1995 to 1998, Mr. Dornier served as president of Dornier Capital Advisors, where he managed investments for high net worth individuals in Europe. In 1998, he co-founded Greenwich AG, Hamburg, which focuses on early stage investments in high-growth companies in Germany and the U.S. Mr. Dornier studied business at the University of Nuertingen, Germany and received an MBA from the Zurich campus of the City University, Bellevue, Washington.

         Stephen J. Metzger has been a director of our company since August 1999. Currently, Mr. Metzger is Managing Director of AngelWorks, a philanthropic foundation. From 1998 to 1999, he was the chief executive officer of Waller Creek Communications, an Austin, Texas based competitive local exchange carrier. From 1994 to present, Mr. Metzger has managed Manchester International Incorporated, a company which provides interim management, strategy, business development, specialized training and investment consulting to telecommunications carriers, computer companies and network equipment providers. From 1991 to 1993, Mr. Metzger was president and chief executive officer of NetCommand, a consulting firm specializing in the development of internet services, electronic data interchange and electronic commerce strategy, products and organizations for global corporations, international carriers and value added networks.

         Humbert Powell, III has been a director of our company since August 1999. Since 1997, he has been a managing director of Sanders Morris Mundy, an NASD-member investment banking firm. From 1995 to 1997, Mr. Powell was vice chairman and director of Marleau, Lemire, Securities, Inc. and chairman of the board of Marleau, Lemire USA. From 1988 through February 1995, Mr. Powell served as a senior managing director in the Corporate Finance Department of Bear Stearns & Co. Mr. Powell currently serves as a director for Bikers Dream Inc., Evolve, Lawman Corp., Millennium Vue Inc. and Osicom Technologies Inc., and as a trustee of Salem-Teikyo University. Mr. Powell received degrees in business and economics from the University of Florida and Salem University.

         Davinder Sethi has been a director of our company since August 1999. Since 1996, he has been an independent advisor and investor in the fields of information technologies and finance. From 1990 to 1996, he served as director and senior advisor to Barclays de Zoete Wedd. Dr. Sethi currently serves as a director of Pamet Systems, Inc., where he also serves on the audit and compensation committees. Dr. Sethi received a doctorate and a masters degree in operations research, economics and statistics from the University of California at Berkeley and is a graduate of the executive management program of Pennsylvania State University.

         Jack C. Baum has been the president of Sagebrook Technology since 1998. From 1997 to 1998, he was a principal of Engles Urso Foomer Capital Corporation. Prior to 1997, he founded and owned Canyon Cafe. Mr. Baum serves on the board of directors of Furr's Bishop's, Inc., BridgePoint Technical Manufacturing Corporation, WiseCity.com, FuGEN Technologies, Isochron Data Corporation, Vital Careers, Emplawyernet.com, SkillsVillage.com, New Network, Ltd. and Fuel Marketing Solutions. Mr. Baum received his bachelor's degree in business administration from the University of Texas in 1977.

         Dr. Donald H. Brush is co-founder and has been president of The Renova Corporation since 1985. Dr. Brush was formerly on the tenured faculty of Rensselaer Polytechnic Institute, where he taught the management of science and technology, and The University of Texas at Dallas, where he was director of the undergraduate management program. Dr. Brush is a director of the Hogan Quality Institute and the Texas Quality Consortium and is on the editorial board of the Journal for Corporate Education. Mr. Brush received his doctorate and masters degrees in psychology from the University of Georgia and his bachelor's degree in psychology from Denison University.

         Raymond Wicki is a co-founder and chairman of M2, a Swiss investment company, and Bern Venture, a Berne based venture capital fund. From 1990 to 2000, he was the chief executive officer of Ban von Graffenried, a family owned private bank in Bern. Mr. Wicki serves on the boards of several industrial, finance and service companies in Switzerland, Germany and the United States. Mr. Wicki received a degree in business administration and a doctorate in finance and taxation from the University of Berne. Mr. Wicki also received a masters degree in business administration from Kent State University.

         We have no knowledge of any arrangement or understanding in existence between any executive officer named above and any other person pursuant to which any such executive officer was or is to be elected to such office or offices. All of our officers serve at the pleasure of our board of directors. All officers will hold office until the next annual meeting of our shareholders.

RELATIONSHIPS AMONG BOARD MEMBERS AND EXECUTIVE OFFICERS

         Christopher Brickler, executive vice president - marketing and business development and one of our directors, is the step-son of Robert J. Gibbs, our president and chief executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The following table sets forth each of our directors, officers and holders of 10% or more of our outstanding stock at any time during the fiscal year ended March 31, 2000 who we know to have failed to file on a timely basis the described forms required to be filed under the Securities Exchange Act of 1934. Each late transaction was reported on a Form 5 in May 2000.



                                                      NUMBER OF FAILURES TO
                                                           FILE REPORTS
                                                                                   NUMBER OF       NUMBER OF TRANSACTIONS
           NAME AND PRINCIPAL POSITION              FORM 3    FORM 4   FORM 5    LATE REPORTS    NOT REPORTED A TIMELY BASIS
----------------------------------------------------------------------------------------------------------------------------
Robert J. Gibbs                                        0        1         0            0                      1
         President, Chief Executive Officer and
         Director
Douglas W. Banister                                    1        0         0            0                      0
         Chief Financial Officer
Cliff Luckey                                           1        1         0            0                      4
         Chief Technology Officer
Glenn Birk                                             0        3         1            0                      4
         Vice President of Sales
Russell Birk                                           1        0         0            0                      0
         Vice President of Corporate Finance
Gary Fortin                                            0        1         0            0                      1
         Vice President of Marketing
Patricia V. Hrabina                                    1        1         0            0                      2
         Vice President of Human Resources
Mark R. Slosson                                        1        0         0            0                      0
         Vice President of Wholesale Markets
Shawn Wiora                                            1        0         0            0                      0
         Vice President of Strategic Markets
Bruce Cummings                                         1        0         0            0                      0
         Vice President of New Markets
Christopher Brickler                                   1        2         0            0                      3
         Executive Vice President - Marketing and
         Business Development and
         Director
Blandira Cardenas                                      0        1         1            0                      1
         Director
Ernesto M. Chavarria                                   0        2         1            0                      9
         Director
Daniel Dornier                                         0        3         1            0                     61
         Director
Stephen J. Metzger                                     1        3         0            0                      4
         Director
Humbert B. Powell, III                                 1        2         0            0                      2
         Director
Davinder Sethi                                         1        1         0            0                      1
         Director
Robert Frank                                           1        0         0            0                      0
         former Chief Operating Officer
Robert Hersch                                          1        2         1            0                      4
         former Vice President of Corporate Finance
Stephen Joseph Hoelscher                               0        4         0            0                      5
         former Controller

ITEM 10. EXECUTIVE COMPENSATION


                             MANAGEMENT COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         SUMMARY COMPENSATION TABLE. The following table summarizes the compensation earned during each of the last three fiscal years by (i) our chief executive officers who served during the fiscal year ended March 31, 2000, (ii) two most highly compensated other executive officers whose salary and bonus for the fiscal year ended March 31, 2000 was $100,000 or greater and (iii) two executive officers whose salary and bonus for the fiscal year ended March 31, 2000 was $100,000 or greater and who were not serving as an executive officer at the end of the fiscal year.


                           SUMMARY COMPENSATION TABLE


                                                   ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                         ----------------------------------------------------------------------------
                                                                                     SECURITIES
                                                                   OTHER ANNUAL      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY       BONUS       COMPENSATION        OPTIONS         COMPENSATION
----------------------------------------------------------------------------------------------------------------------

ROBERT J. GIBBS...........     2000     $144,690                         --           1,362,950            --
  CHAIRMAN AND                                       $170,000
  CHIEF EXECUTIVE OFFICER

GLENN BIRK................     2000     $106,282                         --             155,000            --
  VICE PRESIDENT OF SALES                            $ 83,335

DOUGLAS W. BANISTER.......     2000     $123,116           --        $  781             100,000            --
  CHIEF FINANCIAL OFFICER

JOSE G. CHAVEZ............     2000     $ 19,162           --                            62,500            --
  FORMER PRESIDENT AND         1999     $ 95,000
  CHIEF EXECUTIVE OFFICER      1998     $105,500                     $7,800

ROGER LANE................     2000     $115,785           --            --                  --            --
  FORMER CHIEF OPERATING
  OFFICER

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information regarding the stock options granted to and exercised by the named executive officers during the fiscal year ending March 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                            % OF TOTAL
                                           NUMBER OF         OPTIONS
                                           SECURITIES         GRANTED                      DATE OF
                                           UNDERLYING           TO                          GRANT
                                            OPTIONS          EMPLOYEES      EXERCISE       MARKET       EXPIRATION
                                            GRANTED       IN FISCAL 2000      PRICE         PRICE          DATE
                                            -------       --------------      -----         -----          ----
ROBERT  J. GIBBS....................       1,362,950          40.94%          $5.56         $5.56        June 2009
  CHAIRMAN AND CHIEF EXECUTIVE
  OFFICER
GLENN BIRK..........................          55,000           1.65%          $6.63         $6.63        August 2009
  VICE PRESIDENT OF SALES
GLENN BIRK..........................         100,000           3.00%          $4.56         $4.56        August 2009
  VICE PRESIDENT OF SALES
DOUGLAS W. BANISTER.................         100,000           3.00%          $4.50         $4.50        August 2009
  CHIEF FINANCIAL OFFICER
JOSE G. CHAVEZ......................              --             --              --            --            --
  FORMER PRESIDENT AND
  CHIEF EXECUTIVE OFFICER
ROGER LANE..........................              --             --              --            --            --
  FORMER CHIEF OPERATING OFFICER



         OPTION EXERCISES AND FISCAL YEAR END VALUES. The following table provides information about the number of shares issued upon option exercises by the named executive officers during fiscal year ended March 31, 2000, and the value realized by the named executive officers. The table also provides information about the number and value of options held by the named executive officers at March 31, 2000.

            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES



                                                                                                VALUE OF UNEXERCISED
                                                                 NUMBER OF SECURITIES               IN-THE-MONEY
                                                                UNDERLYING UNEXERCISED              OPTIONS AT
                                  SHARES                          OPTIONS AT YEAR-END               YEAR-END(1)
                                ACQUIRED ON                   -----------------------------------------------------------
           NAME                  EXERCISE      VALUE          EXERCISABLE  UNEXERCISABLE   EXERCISABLE      UNEXERCISABLE
                                             REALIZED
ROBERT J. GIBBS.................    --          --              545,180      817,770       $12,059,382      $18,089,072
  CHAIRMAN AND CHIEF EXECUTIVE
   OFFICER
GLENN BIRK......................    --          --               80,000       75,000         1,669,600        1,565,250
   VICE PRESIDENT OF SALES
DOUGLAS W. BANISTER.............    --          --               25,000       75,000           587,500        1,762,500
  CHIEF FINANCIAL OFFICER
JOSE G. CHAVEZ..................    --          --                   --           --                --               --
  FORMER PRESIDENT AND CHIEF
  EXECUTIVE OFFICER
ROGER LANE......................    --          --                   --           --                --               --
  FORMER CHIEF OPERATING
  OFFICER




----------

(1) Value based on the March 31, 2000 closing price of the common stock of $28.50 per share.

COMPENSATION OF DIRECTORS

         We pay each director who is not an employee of ours $1,000 for attending each meeting of the board of directors and $500 for attending each committee meeting. Each director also receives options to purchase 25,000 shares of common stock upon becoming a director and 25,000 options annually for each subsequent year. Additionally, we reimburse each director for expenses incurred in attending meetings of the board of directors and committees of the board of directors.

COMPENSATION OF CHIEF EXECUTIVE OFFICER AND OTHER EXECUTIVES

         In June 1999, we entered into an employment agreement with Robert J. Gibbs, our president and chief executive officer. Mr. Gibbs' agreement provides for a two-year term with a two-year extension and a base salary of $150,000 for the first year and $240,000 during the second year and each subsequent term, if the agreement is extended. In addition, Mr. Gibbs' agreement provides for options to purchase up to 1,362,950 shares of common stock at $5.56 per share having the following terms: (i) options to purchase 272,590 shares of common stock vested immediately upon grant on June 30, 1999, (ii) options to purchase 272,590 shares of common stock to vest 91 days after the grant date, (iii) options to purchase 545,180 shares of common stock to vest on the first anniversary of the grant date and (iv) options to purchase 272,590 shares of common stock to vest on the second anniversary of the grant date. Mr. Gibbs' agreement also entitles him to receive a bonus equal to 1.5% of each equity offering consummated by us during his first year of employment. The bonus is capped at $170,000 and has already been paid in full. Mr. Gibbs' agreement also provides for a discretionary bonus to be decided by the board of directors of up to $50,000 during the first year. Additional bonus opportunities are available in the second year. Upon termination of Mr. Gibbs' employment for death, disability or without cause, Mr. Gibbs is entitled to payments over a two-year period equal to $240,000. Mr. Gibbs' agreement also provides for a $800 monthly transportation allowance. Mr. Gibbs' agreement is terminable by either party at any time.

         As of March 24, 1999, we entered into an employment agreement with Roger M. Lane, Chief Operating Officer. The agreement provided for an annual base salary of $120,000 and reimbursement of ordinary, necessary and documented business expenses. In addition, the agreement provided for stock options to purchase up to 450,000 shares of common stock vesting as follows: (i) options to purchase 100,000 shares of common stock will vest at six months after the grant date of March 24, 1999; (ii) options to purchase an additional 110,000 shares of common stock will vest on the first anniversary of the grant date; and (iii) options to purchase 120,000 shares of common stock will vest on each of the second and third anniversary of the grant date. The agreement is terminable by either party. In July 1999, the agreement and Mr. Lane's employment with us were terminated. As severance, Mr. Lane received 40,000 common stock warrants, with a $3.75 strike price, one year's annual salary, a $400 per month car allowance, health insurance and all other employee benefits.

         On June 15, 1997, we entered into employment agreements with Jose Chavez, director, president and chief executive officer, and Mitchell Kettrick, director, secretary and vice president. On April 20, 1999 their agreements and employment with us was terminated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


STOCK OWNERSHIP OF PRINCIPAL OWNERS AND MANAGEMENT

         The following table provides as of June 22, 2000, the number and percentage of outstanding shares of common stock beneficially owned by (A) each person who beneficially owns more than five percent of the outstanding shares of our common stock; (B) each of our executive officers; (C) each of our directors; and (D) all of our officers and directors as a group.



          Name and Address of                      Number of Shares                         Percentage of
           Beneficial Owner                    Beneficially Owned(1)(2)                  Outstanding Shares
----------------------------------------------------------------------------------------------------------------------
Entrepreneurial Investors, Ltd. (3)                    6,379,167                                17.2%
P.O. Box 40643
Freeport, G.B., Bahamas

Jose G. Chavez (4)                                     2,663,000                                7.2%
8021 Bottle Brush
Austin, Texas  78750

Andrew Ramirez                                         2,873,750                                7.8%
40 North IH 35, TH-6
Austin, Texas  78701

Douglas W. Banister (5)                                   50,000                                  *

James P. Bates                                                --                                 --

Christopher Brickler (6)                                  70,945                                  *

Marsha Cameron                                                --                                  *

Blandina Cardenas                                          5,000                                  *

Ernesto M. Chavarria                                      67,500                                  *

Daniel Dornier                                           243,620                                 .7%

Robert J. Gibbs (7)                                    1,090,360                                2.9%

Wayne Irwin                                                   --                                 --

Stephen J. Metzger (8)                                   117,016                                  *

Humbert B. Powell, III (9)                                26,323                                  *

Davinder Sethi (9)                                        25,000                                  *

All directors and officers as a group (10)             2,029,514                                5.54%



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

         (2) Calculations are based on 36,631,604 outstanding shares of common stock as of June 22, 2000. Shares of common stock subject to options that are exercisable within 60 days of June 22, 2000, are deemed beneficially owned by the person holding such options for the purposes of calculating the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

         (3) Includes 500,000 shares of common stock issuable upon the exercise of warrants.

         (4) Includes 100,000 shares of common stock issuable upon the exercise of stock options.

         (5) Includes 50,000 shares of common stock issuable upon the exercise of stock options.

         (6) Includes 55,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase common stock.

         (7) Includes 1,090,360 shares of common stock issuable upon the exercise of stock options.

         (8) Includes 85,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase common stock.

         (9) Includes 25,000 shares of common stock issuable upon the exercise of stock options.

         (10) Includes information in the notes above and, in addition, 10,000 shares of common stock held by other officers of our company and 323,750 shares of common stock issuable upon the exercise of stock options held by other officers of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         On December 20, 1999, we settled a previously disclosed business obligation regarding a consulting agreement with Dr. Davinder Sethi, a director, and MMH Investments, Inc., a company that is principally owned and controlled by Robert Hersch, our former vice president of corporate finance. Pursuant to the settlement, we issued 150,000 shares of common stock to MMH Investments, Inc., and agreed to immediately register the shares for resale on Form S-3. We understand that MMH Investments, Inc. will pay each of Mr. Sethi and Humbert B. Powell, III, a director, 37,500 of these shares.

         On December 1, 1997, we entered into a consulting agreement with an entity whose president is Ernesto Chavarria, a director of our company. The terms and consulting agreement include the following: $10,000 fee per month plus reasonable business expenses, 75,000 shares of Common Stock (issued on January 13, 1998), an option to purchase 75,000 shares of Common Stock, and various fees and commissions for acquisitions or sales secured by the entity. During the year ended March 31, 2000 we recognized expenses totaling $94,282 related to this consulting agreement. This agreement was terminated on December 31, 1999, and we are currently discussing matters related to the termination with Mr. Chavarria.


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

3.3            Amended and Restated Bylaws of MSI                Incorporated by reference to Exhibit 3.3 of
               Holdings, Inc. (1)                                Registrant's Form 10-KSB filed June 29,200
                                                                 (File No. 0-8164)

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

10.34          MCI WorldCom On-Net Voice Agreement,            Incorporated by reference to Exhibit 10.34
               dated April 19, 2000 (1)                        10.34 of Registrant's Form 10-KSB filed
                                                               June 29, 2000 (File No. 0-8164).

10.35          Purchase Agreement, dated February 15,          Incorporated by reference to Exhibit 10.35
               2000 (1)                                        of Registrant's Form 10-KSB filed June
                                                               29, 2000 (File No. 0-8164)

16.1           Letter on change in certifying                  Incorporated by reference to
               accountant by Brown, Graham & Company,          Registrant's Form 8-K, filed August 10,
               PC, dated August 4, 1999 (1)                    1999 (File No. 0-8164)

23.1           Consent of Ernst & Young LLP (1)                Incorporated by reference to Exhibit 23.1
                                                               of Registrant's Form 10-KSB filed
                                                               June 29, 2000 (File No. 0-8164)

27.1           Financial Data Schedule(1)                      Incorporated by reference to Exhibit 27.1
                                                               of Registrant's Form 10-KSB filed June 29,
                                                               2000 (File No. 0-8164)





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

    MSI HOLDINGS, INC.

Date: July 28, 2000          BY: /s/ Robert J. Gibbs Robert J. Gibbs,
                                 President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


             SIGNATURE              TITLE                               DATE
             ---------              -----                               ----
     /s/ Stephen J. Metzger        Director                        July 28, 2000
-----------------------------
         Stephen J. Metzger

     /s/ Davinder Sethi            Director                        July 28, 2000
-----------------------------
         Davinder Sethi

                                   Director                        July __, 2000
-----------------------------
         Ernesto Chavarria

                                   Director                        July __, 2000
-----------------------------
         Blandina Cardenas

     /s/ Daniel Dornier            Director                        July 28, 2000
-----------------------------
         Daniel Dornier

                                   Director                        July __, 2000
-----------------------------
         Humbert Powell, III

     /s/ Christopher Brickler      EVP - Marketing & Business      July 28, 2000
-----------------------------      Development, and Director
         Christopher Brickler

     /s/ Robert J. Gibbs           President, Chief Executive      July 28, 2000
-----------------------------      Officer, and Director
         Robert J. Gibbs

     /s/ Douglas W. Banister       Secretary & Chief               July 28, 2000
-----------------------------      Financial Officer
         Douglas W. Banister

     /s/ Elizabeth Montoya         Controller                      July 28, 2000
-----------------------------
         Elizabeth Montoya