Form 10QSB
period 2000-06-30
MSI HOLDINGS INC/
filed 2000-08-14
CIK 68619

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________


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

                                  512-476-6925
                           (Issuer's telephone number)



Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

As of July 31, 2000 the Registrant had 37,688,101 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [X] NO [ ]


================================================================================

                        MSI HOLDINGS, INC. (dba APERIAN)
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
   Item 1.  Consolidated Financial Statements (unaudited)                3

   Item 2.  Management's Discussion and Analysis of Interim Financial
            Condition and Results of Operations                          9


PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                            15

   Item 2.  Changes in Securities and Use of Proceeds                    15

   Item 3.  Defaults upon Senior Securities                              15

   Item 4.  Submission of Matters to a Vote of Security Holders          15

   Item 5.  Other Information                                            15

   Item 6.  Exhibits and Reports on Form 8-K                             15

SIGNATURE PAGE                                                           16

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSI HOLDINGS, INC. (dba APERIAN)
CONSOLIDATED BALANCE SHEET (UNAUDITED)


ASSETS                                                                                 June 30, 2000
                                                                                       -------------
    Current assets
        Cash and cash equivalents                                                       $ 34,945,717
        Accounts receivable - trade                                                        1,052,541
        Other receivables - advances                                                           7,091
        Other current assets                                                                 133,187
                                                                                        ------------
            Total current assets                                                          36,138,536
    Property, plant, and equipment, net                                                   14,930,498
    Other assets                                                                             161,158
                                                                                        ------------
TOTAL ASSETS                                                                            $ 51,230,192
                                                                                        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable - trade                                                        $      6,761
        Other accrued expenses                                                               158,674
        Current maturities of notes payable                                                  150,000
        Current portion of obligations under capital leases                                  272,896
                                                                                        ------------
            Total current liabilities                                                        588,331

    Long-term liabilities
        Obligations under capital leases                                                     761,008
        Deferred rent                                                                        833,715
                                                                                        ------------
            Total long-term liabilities                                                    1,594,723

    Commitments and Contingencies                                                                 --
                                                                                        ------------
       Total liabilities                                                                   2,183,054
                                                                                        ------------

    Stockholders' equity
        Common stock at $.10 par value; 50,000,000 authorized, 36,687,452
            shares (excluding 5,087 shares held in treasury) issued and outstanding        3,668,745
        Additional paid-in-capital                                                        95,625,208
        Accumulated deficit                                                              (50,246,815)
                                                                                        ------------
            Total stockholders' equity                                                    49,047,138
                                                                                        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 51,230,192
                                                                                        ============


The accompanying notes are an integral part of these financial statements

MSI HOLDINGS, INC. (dba APERIAN)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        Three months ended
                                                                              June 30,
                                                                      2000             1999
                                                                 ------------      ------------
Revenues:
     Broadband Internet services                                 $    909,445      $      9,077
     Service, support and integration                                      --           260,789
     Hardware, software and peripherals                                    --           120,287
     Networks, LAN/WAN                                                     --            58,990
                                                                 ------------      ------------
                                                                      909,445           449,143
                                                                 ------------      ------------
Cost of goods sold:
     Broadband Internet services                                      468,596            45,666
     Service, support and integration                                      --            81,386
     Hardware, software and peripherals                                    --           185,912
     Networks, LAN/WAN                                                     --           194,482
                                                                 ------------      ------------
                                                                      468,596           507,446
                                                                 ------------      ------------
Gross margin (deficit)                                                440,849           (58,303)
                                                                 ------------      ------------

Selling, general and administrative expenses:
     Salaries and benefits                                          2,245,809           696,214
     Professional fees and consultants                                548,918           414,497
     Advertising and marketing                                        284,063                --
     Occupancy                                                        950,712            94,560
     Depreciation and amortization                                    510,088            97,586
     Vehicle expense                                                    5,357             7,229
     Other expense                                                    659,168           100,176
                                                                 ------------      ------------
          Total selling, general and administrative expenses        5,204,115         1,410,262
Interest (income) expense, net                                       (504,027)           48,556
                                                                 ------------      ------------
          Total expenses                                            4,700,088         1,458,818
                                                                 ------------      ------------

Net loss                                                         $ (4,259,239)     $ (1,517,121)
                                                                 ============      ============

Preferred stock dividends and stock discounts                              --          (669,013)
                                                                 ------------      ------------

Net loss to common stockholders                                  $ (4,259,239)     $ (2,186,134)
                                                                 ============      ============

Basic and diluted net loss per share                             $      (0.12)     $      (0.12)
                                                                 ============      ============

Basic and diluted weighted average shares outstanding              36,543,266        18,453,956
                                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. (dba APERIAN)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            Three months ended
                                                                                                 June 30,
                                                                                          2000              1999
                                                                                      ------------      ------------
Cash flows from operating activities:
      Net loss                                                                        $ (4,259,239)     $ (1,517,121)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                           510,088            97,586
           Amortization of debt discount                                                   105,747                --
           Loss on disposal of property, plant and equipment                                12,372                --
           Amortization of deferred rent                                                   124,215            10,135
           Common stock and options issued for compensation                               (234,906)               --
      Changes in operating assets and liabilities:
           Accounts receivable - trade                                                    (563,467)          172,062
           Other receivables - advances                                                    376,106             1,322
           Other current assets                                                            280,460                --
           Other assets                                                                     35,000           (14,742)
           Accounts payable - trade                                                     (5,969,238)       (1,463,463)
           Other accrued expenses                                                         (425,521)           (2,043)
                                                                                      ------------      ------------
                     Net cash used in operating activities                             (10,008,383)       (2,716,264)
                                                                                      ------------      ------------

Cash flows from investing activities:
           Purchase of property, plant, and equipment                                   (4,533,931)         (117,716)
           Proceeds from sale of property, plant, and equipment                             11,400                --
           Proceeds from sale leaseback transaction                                             --           127,685
                                                                                      ------------      ------------
                     Net cash (used in) provided by investing activities                (4,522,531)            9,969
                                                                                      ------------      ------------

Cash flows from financing activities:
           Net draws (payments) on bank line of credit                                          --          (200,000)
           Payments on obligations under capital leases                                    (79,978)          (13,481)
           Payments on notes payable                                                      (456,500)          (49,973)
           Proceeds - private placement of preferred stock, net of offering costs               --           526,800
           Proceeds - exercise of warrants                                                 528,000                --
           Proceeds - exercise of stock options                                            226,000                --
           Proceeds - shareholder notes receivable                                         500,000
           Proceeds - issuance of common stock                                                  --         2,819,610
                                                                                      ------------      ------------
                     Net cash provided by financing activities                             717,522         3,082,956
                                                                                      ------------      ------------

                     Net change in cash and cash equivalents                           (13,813,392)          376,661

Cash and cash equivalents at beginning of period                                        48,759,109             8,471
                                                                                      ------------      ------------

Cash and cash equivalents at end of period                                            $ 34,945,717      $    385,132
                                                                                      ============      ============


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. (dba APERIAN)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)


                                                                            Three months ended
                                                                                 June 30,
Supplemental disclosure:                                                    2000         1999
                                                                          --------     --------
              Cash paid during the period for:
                   Interest                                               $ 90,600     $ 44,491
                                                                          ========     ========


Supplemental schedule of non-cash investing and financing activities;
              Common stock issued for preferred stock dividends           $     --     $ 69,013
              Discount on preferred and common stock issued                     --      600,000


The accompanying notes are an integral part of these financial statements.

MSI HOLDINGS, INC. (dba APERIAN)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals and the rules of the Securities and Exchange Commission (the SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2000, as reported in the Form 10-KSB have been omitted.

     Comprehensive Income

     There are no differences between net loss and comprehensive loss for the three months ended June 30, 2000 or 1999.

     Recent Accounting Pronouncements

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

2. STOCKHOLDERS' EQUITY

     During the three months ended June 30, 2000, the Company converted 1,000 shares of Series E Preferred Stock into 10,000 shares of the Company's common stock.

     During the three months ended June 30, 2000, the Company received $226,000 from the exercise of various employee and non-employee stock options. These options converted into 47,500 shares of the Company's common stock.

     During the three months ended June 30, 2000, the Company received $528,000 from the exercise of warrants. These warrants converted into 120,000 shares of the Company's common stock.

     During the three months ended June 30, 2000, the Company issued 12,164 of its common stock in satisfaction of an accounts payable approximating $45,000.

     During the three months ended June 30, 2000, the Company recognized $234,906 as a reduction in salaries and benefits due to the variable accounting of stock options issued to a previous employee of the Company.

3. SUBSEQUENT EVENTS

     Effective May 31, 2000, the trading of the Company's common stock moved from the Over-The-Counter Bulletin Board under the ticker symbol "MSIA", to the NASDAQ National Market System under the symbol "APRN".

     The merger of OuterNet Connection Strategies, Inc. ("OuterNet") into a wholly owned subsidiary of the Company occurred on July 26, 2000 following approval of the merger by OuterNet's common shareholders. As a result of the merger, OuterNet became a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger, the shares of common stock of OuterNet issued and outstanding immediately prior to the effective time of the merger were converted into an aggregate of 1 million shares of the Company's common stock. The company intends on accounting for this acquisition as a purchase.

     On August 2, 2000, Ernesto Chavarria and Blandina Cardenas resigned from the Company's board of directors. In connection with the resignations, the board accelerated the vesting of their options to acquire 25,000 shares of common stock at $5.375 per share and extended the expiration of the options to one year from the date of their resignations. There was no compensation expense recognized in this transaction, as the fair value of the Company's common stock on the date of the modification was less than the exercise price of the options. The board also awarded each of Mr. Chavarria and Ms. Cardenas fully vested one-year options to acquire 12,500 shares of common stock at the market price of the shares on the date of their resignation. The company also entered into a consulting arrangement with Mr. Chavarria under which he received a one-year, fully vested option to acquire up to 75,000 shares of common stock at the fair market price of the shares on the date of the consulting agreement.

     As reported on August 7, 2000, the Company and Hewlett-Packard Company ("HP") have entered into a financing under which HP has agreed, subject to the fulfillment of certain conditions, to lend up to $40 million to the Company. The loans, which will be evidenced by a convertible secured promissory note (the "Note"), will bear interest, payable quarterly, at the rate of 10.5% per annum. Principal will be due on August 3, 2004. Under the Note, the Company is required to use at least 50% of the proceeds of the borrowings to purchase HP products, support and services. The remainder may be used for other corporate purposes. The Note will be secured by security interests in the HP equipment and other equipment acquired by the Company with the proceeds of the loans. At HP's option the Note is convertible into the Company's common stock at a price of $8.333333 per share, subject to adjustment. In connection with the financing, HP is to be a preferred provider of products and services for the Company's data centers.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-QSB contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this report such as "believe", "anticipate", "expect", "may", "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including those under the section entitled "RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS" which consist primarily of a brief discussion of certain risks which are in their entirety forward-looking statements, and those included in the Company's other reports previously filed with the commission, including the disclosures in the "RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS" section appearing in the Form 10-KSB for the fiscal year ended March 31, 2000.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with (i) the financial statements and accompanying notes appearing in this Quarterly Report, and (ii) the Company's financial statements and accompanying notes appearing in the Company's Form 10-KSB for the fiscal year ended March 31, 2000, as filed with the Commission.

DESCRIPTION OF NEW OPERATIONS

     During fiscal year 2000 the Company exited the relatively mature low margin legacy business of office network connectivity and systems integration, and entered into the high growth business of Internet connectivity, web-hosting and infrastructure outsourcing. Web-hosting services are among the fastest-growing segments of the Internet services sector. IDC and Forrester Research both forecast that the market will grow to $15 billion in revenues by 2003, equating to an annual growth of approximately 85% per year for the next four years. As a result of this transition there has been a virtually complete change of management and employee personnel. Fundamentally, this is a capital and people intensive service business, which requires that a substantial investment be made on a national basis prior to turning cash flow positive.

     We provide our Broadband Internet Services from our data centers located in Austin, Texas, Dallas, Texas and Tampa, Florida. Each of these data centers are directly connected to Genuity's Global Network Infrastructure ("GNI") point-of-presence. The GNI is one of the largest and most technologically sophisticated fiber optic Internet backbones in the United States. We leverage Genuity's proprietary network routing protocols to optimize the efficiency and reliability of our DOCC infrastructure.

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

RESULTS OF OPERATIONS

     The revenues for this new business are grouped under Broadband Internet Services in our Consolidated Statements of Operations, contained in our financial statements. Revenues from Broadband Internet Services aggregated $956,736 for the year ended March 31, 2000. These revenues have increased each quarter since June 1999 when our first data center in Austin, Texas began operations. Quarter by quarter revenues are as follows:

Broadband Internet Services by quarter:
---------------------------------------
Quarter ended June 30, 1999                 $  9,077
Quarter ended September 30, 1999              85,650
Quarter ended December 31, 1999              278,455
Quarter ended March 31, 2000                 583,554
Quarter ended June 30, 2000                  909,445

     To date, we have had limited revenues and have not shown a profit in our operations. During fiscal year 2000, our total revenues were only $1.8 million of which $956,736 came from our new Internet infrastructure business. Our revenues of $909,445 for the quarter ended June 30, 2000 were derived completely from our Internet infrastructure business. We expect our losses, which were approximately $22.0 million in fiscal year 2000 and approximately $4.3 million for the quarter ended June 30, 2000 to increase during fiscal year 2001, and possibly beyond, as we continue to expand our operations. As of June 30, 2000, our accumulated deficit was approximately $50.2 million. Approximately $12.9 million of the accumulated deficit relates to preferred stock discounts and dividends. Approximately $37.3 million of the deficit relates to losses from operations. Of the prior year net loss from operations, approximately $8.7 million was due to non-cash charges for issuances of common stock, stock options, and stock warrants to employees and non-employees. We cannot predict when profitability might be achieved, if at all. If we are able to become profitable, we may not be able to sustain it. If we are unable to obtain profitability or sustain it, we may have to discontinue operations.

     Selling, general and administrative expenses for the three months ended June 30, 2000 were approximately $5.2 million as compared to the approximate $11.9 million for the quarter ended March 31, 2000, which represents a decrease of approximately $6.7 million from the three months ended March 31, 2000. Approximately $4.6 million of the decrease is attributable to non-cash stock compensation expense for common stock and options granted to certain employees of the Company. The decrease in professional fees of approximately $2.7 million is largely attributable to non-cash compensation expenses for options granted to non-employees for various services rendered, fees for technical consulting related to the design and implementation of the broadband Internet services product offering described above that occurred during the three months ended March 31, 2000. These expenses were not incurred during the quarter ended June 30, 2000. These decreases were slightly offset by staff additions which include executive management, specialized technical personnel, sales, finance and project management employees. These increased expenditures were and will continue to be required as we build the Company into a multinational premier provider of broadband Internet infrastructure services. The increase in other expenses is attributable to the transformation and expansion of the business to providing broadband Internet infrastructure services. Some of these expenses are travel, office and other supplies, settlement of business obligations, and other miscellaneous expenses.

     Interest income for the three months ended June 30, 2000, was $504,027. This is attributable to interest earned on the proceeds from the various private placement of common stock of the Company through February 2000, with the Company receiving net proceeds of approximately $56.5 million. The interest expense of approximately $2.0 million for the quarter ended March 31, 2000 was primarily as a result of amortization of debt discount charged to interest relating to senior convertible debt issued for cash.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced significant losses to date. We have an ongoing need for significant capital to finance the expansion of our business of providing a suite of high-speed Internet access data transport and networking services, co-location services and web site hosting services. Significant funds will be needed to hire additional technical and professional staff, construct additional data centers, and implement a sales and marketing campaign.

     At June 30, 2000, our principal source of liquidity was approximately $34.9 million in cash and cash equivalents. This cash was raised primarily through various private placements of common stock with the Company receiving net proceeds of $56.5 million. As of June 30, 2000, our current liabilities were approximately $588,000.

     Net cash used in operating activities for the three months ended June 30, 2000 was approximately $10 million, primarily due to net losses, an increase in accounts receivable-trade, and decreases in accounts payable and accrued expenses. These amounts were offset in part by depreciation and amortization expense, amortization of debt discount, amortization of deferred rent, and decreases in other receivables and other current assets. This compares to net cash used in operating activities for the three months ended June 30, 1999 of approximately $2.7 million, which was primarily due to net losses and decreases in accounts payable.

     Net cash used in investing activities for the three months ended June 30, 2000 was approximately $4.5 million, primarily due to capital expenditures for the continued construction of Internet data centers. This compares to the net cash provided by investing activities for the three months ended June 30, 1999 of approximately $10,000, primarily due to proceeds of a sale/leaseback transaction in part by the capital expenditures for the construction of our first Internet data center in Austin, Texas.

     Net cash provided by financing activities for the three months ended June 30, 2000 was approximately $718,000, primarily due to approximately $1.3 million of proceeds from the exercise of warrants, stock options and a shareholder receivable. This was offset in part by approximately $536,000 in repayments on notes payable and capital leases.

     On August 7, 2000, the Company and Hewlett-Packard Company ("HP") entered into a financing under which HP agreed, subject to the fulfillment of certain conditions, to lend up to $40 million to the Company. The loans, which will be evidenced by a convertible secured promissory note, will bear interest, payable quarterly, at the rate of 10.5% per annum. Principal will be due on August 3, 2004. Under the Note, the Company is required to use at least 50% of the proceeds of borrowings to purchase HP products, support and services. The remainder may be used for other corporate purposes. The Note will be secured by security interests in the HP equipment and other equipment acquired by the Company with the proceeds of the loans. At HP's option the Note is convertible into the Company's common stock at a price of $8.333333 per share, subject to adjustment.

     We intend to make significant expenditures in the next twelve months primarily for property and equipment, in particular equipment and construction needed for existing and future Internet data centers, as well as other general office equipment. We expect to finance these purchases from the cash described above and supplement that with additional financing through lending institutions or strategic vendors. We believe our currently estimated working capital and capital expenditure requirements over the next twelve months can be met with existing cash and cash equivalents, cash from sales of services, and future equipment financing lines of credit.

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

     To date, we have had limited revenues and have not shown a profit in our operations. During fiscal 2000, our total revenues were only $1.8 million of which $956,736 came from our new Internet infrastructure business. First quarter fiscal year 2001 revenues were $909,445, all of which came from our Internet infrastructure business. We expect our losses, which were approximately $22.0 million in fiscal year 2000 and approximately $4.3 million for the quarter ended June 30, 2000 to increase during fiscal year 2001, and possibly beyond, as we continue to expand our operations. As of June 30, 2000, our accumulated deficit was approximately $50.2 million. Approximately $12.9 million of the accumulated deficit relates to preferred stock discounts and dividends. Approximately $37.3 million of the deficit relates to losses from operations. Of the fiscal year 2000 net loss from operations, approximately $8.7 million was due to non-cash charges for issuances of common stock, stock options, and stock warrants to employees and non-employees. We cannot predict when profitability might be achieved, if at all. If we are able to become profitable, we may not be able to sustain it. If we are unable to obtain profitability or sustain it, we may have to discontinue operations.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company may from time to time be parties to various legal actions. The company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For a discussion of Changes in Securities and Use of Proceeds, refer to
Note 2, Stockholders' Equity, in the Notes to Consolidated Financial Statements in Part I, Item 1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

ADDITIONAL FACILITIES:

     The Company has executed one additional lease to construct a new data center in Chicago, Illinois. Phase I of the data center construction in Dallas and Tampa was completed in April 2000. Additional phases will be completed in Dallas and Tampa as needed. Phase I construction of a data center in Atlanta, Georgia is currently in progress and expected to be completed in August 2000. Phase I construction of a data center in Phoenix, Arizona is expected to be started in September 2000. The Phase II expansion of the Austin data center was completed in April 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBIT

     27.1 Financial Data Schedule

(B)  REPORTS ON FORM 8-K

The Company filed no Reports on Form 8-K during the quarter covered by this Report on Form 10-QSB.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MSI HOLDINGS, INC.

                       Date: August 14, 2000  By: /s/ Robert J. Gibbs
                                                  ------------------------------
                                                  Robert J. Gibbs, President and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                            Title                              Date
---------                            -----                              ----

/s/ Robert J. Gibbs                     President and                   August 14, 2000
----------------------------         Chief Executive Officer
    Robert J. Gibbs


/s/ Douglas W. Banister              Chief Financial Officer and        August 14, 2000
----------------------------         Secretary
    Douglas W. Banister


/s/ Elizabeth Montoya                Controller                         August 14, 2000
----------------------------
    Elizabeth Montoya

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule