Form 10QSB
period 2000-09-30
APERIAN INC
filed 2000-11-14
CIK 68619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-8164

                                  APERIAN, INC.
          (Exact name of small business issuer as specified in charter)

                DELAWARE                                       74-2971167
(State of incorporation or organization)                 (IRS Employer I.D. No.)

   1121 EAST 7TH STREET AUSTIN, TEXAS                            78702
(Address of principal executive offices)                       (Zip Code)

                                  512-476-6925
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO ( )

As of October 31, 2000 the Registrant had 12,559,669 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes (X) NO ( )

================================================================================

                                  APERIAN, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                               PAGE
PART I - FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements (unaudited)                  3

         Item 2. Management's Discussion and Analysis of Interim Financial
                 Condition and Results of Operations                            9

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                             16

         Item 2. Changes in Securities and Use of Proceeds                     16

         Item 3. Defaults upon Senior Securities                               16

         Item 4. Submission of Matters to a Vote of Security Holders           17

         Item 5. Other Information                                             17

         Item 6. Exhibits and Reports on Form 8-K                              17

SIGNATURE PAGE                                                                 18

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APERIAN, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                        September 30, 2000
                                                                                        ------------------
ASSETS
    Current assets
        Cash and cash equivalents                                                         $  26,001,538
        Accounts receivable                                                                   2,602,715
        Other current assets                                                                  3,193,445
                                                                                          -------------
            Total current assets                                                             31,797,698
    Property, plant, and equipment, net                                                      27,438,969
    Goodwill, net                                                                             6,901,514
    Other assets                                                                                418,408
                                                                                          -------------
TOTAL ASSETS                                                                              $  66,556,589
                                                                                          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable                                                                  $     462,104
        Other accrued expenses                                                                  690,750
        Current portion of obligations under capital leases                                   1,659,565
                                                                                          -------------
            Total current liabilities                                                         2,812,419

    Long-term liabilities
        Obligations under capital leases                                                      4,581,550
        Notes payable                                                                        10,135,832
        Deferred rent                                                                         1,027,987
                                                                                          -------------
            Total long-term liabilities                                                      15,745,369

    Commitments and Contingencies                                                                    --
                                                                                          -------------
       Total liabilities                                                                     18,557,788
                                                                                          -------------

    Stockholders' equity
        Common stock at $.01 par value; 75,000,000 authorized, 12,559,669
            shares (excluding 5,087 shares held in treasury) issued and outstanding             125,596
        Additional paid-in-capital                                                          106,291,201
        Accumulated deficit                                                                 (58,417,996)
                                                                                          -------------
            Total stockholders' equity                                                       47,998,801
                                                                                          -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  66,556,589
                                                                                          =============


The accompanying notes are an integral part of these financial statements

APERIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three months ended                   Six months ended
                                                           September 30,                       September 30,
                                                      2000              1999              2000              1999
                                                  ------------      ------------      ------------      ------------
Revenues                                          $  1,806,112      $    440,860      $  2,715,557      $    890,003
Cost of revenues                                     2,478,538           305,283         4,111,622           812,729
                                                  ------------      ------------      ------------      ------------
          Gross margin (deficit)                      (672,426)          135,577        (1,396,065)           77,274

Operating expenses:
     Sales and marketing                             1,819,760           688,985         2,915,571         1,074,121
     General and administrative                      5,820,841         2,203,848         8,764,657         3,228,974
     Amortization of goodwill                          237,983                --           237,983                --
                                                  ------------      ------------      ------------      ------------
          Total operating expenses                   7,878,584         2,892,833        11,918,211         4,303,095
                                                  ------------      ------------      ------------      ------------
Operating loss                                      (8,551,010)       (2,757,256)      (13,314,276)       (4,225,821)

Interest (income) expense, net                        (379,829)          210,786          (883,856)          259,342
                                                  ------------      ------------      ------------      ------------
Net loss                                          $ (8,171,181)     $ (2,968,042)     $(12,430,420)     $ (4,485,163)
                                                  ============      ============      ============      ============

Preferred stock dividends and stock discounts               --            (6,550)               --          (675,563)
                                                  ------------      ------------      ------------      ------------
Net loss to common stockholders                   $ (8,171,181)     $ (2,974,592)     $(12,430,420)     $ (5,160,726)
                                                  ============      ============      ============      ============
Net loss per share
     Basic                                        $      (0.66)     $      (0.13)     $      (1.01)     $      (0.25)
                                                  ============      ============      ============      ============
     Diluted                                      $      (0.66)     $      (0.13)     $      (1.01)     $      (0.25)
                                                  ============      ============      ============      ============
Weighted average shares outstanding
     Basic                                          12,444,209        23,014,620        12,313,379        20,746,749
                                                  ============      ============      ============      ============
     Diluted                                        12,444,209        23,014,620        12,313,379        20,746,749
                                                  ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements.

APERIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six months ended
                                                                                              September 30,
                                                                                          2000              1999
                                                                                      ------------      ------------
Cash flows from operating activities:
      Net loss                                                                        $(12,430,420)     $ (4,485,163)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                         1,772,301           186,056
           Amortization of debt discount                                                   109,812           131,068
           Interest accretion on notes payable                                              43,750                --
           Loss on disposal of property, plant and equipment                                16,002           176,175
           Amortization of deferred rent                                                   318,487            19,911
           Common stock and options issued for compensation                               (189,904)          102,375
      Changes in operating assets and liabilities:
           Accounts receivable                                                          (1,626,459)          222,693
           Other receivables - advances                                                     72,805          (102,707)
           Other current assets                                                         (2,799,709)           13,287
           Other assets                                                                   (138,735)               --
           Accounts payable                                                             (5,558,896)         (963,228)
           Other accrued expenses                                                         (320,224)          429,208
                                                                                      ------------      ------------
                     Net cash used in operating activities                             (20,731,190)       (4,270,325)
                                                                                      ------------      ------------
Cash flows from investing activities:
           Purchase of property, plant, and equipment                                  (17,505,888)         (189,526)
           Proceeds from sale of property, plant, and equipment                             16,885                --
           Business acquired, net of cash received                                         (77,691)               --
                                                                                      ------------      ------------
                     Net cash (used in) provided by investing activities               (17,566,694)         (189,526)
                                                                                      ------------      ------------
Cash flows from financing activities:
           Net draws (payments) on bank line of credit                                          --          (200,000)
           Payments on obligations under capital leases                                   (414,278)          (41,230)
           Payments on notes payable                                                      (606,500)          (87,760)
           Proceeds - equipment financings                                               5,304,247                --
           Proceeds - notes payable                                                     10,000,000         1,087,500
           Proceeds - private placement of preferred stock, net of offering costs               --           526,800
           Proceeds - exercise of warrants                                                 528,000           120,500
           Proceeds - exercise of stock options                                            228,844                --
           Proceeds - shareholder notes receivable                                         500,000                --
           Proceeds - issuance of common stock                                                  --         3,514,988
                                                                                      ------------      ------------
                     Net cash provided by financing activities                          15,540,313         4,920,798
                                                                                      ------------      ------------
                     Net change in cash and cash equivalents                           (22,757,571)          460,947

Cash and cash equivalents at beginning of period                                        48,759,109             8,471
                                                                                      ------------      ------------
Cash and cash equivalents at end of period                                            $ 26,001,538      $    469,418
                                                                                      ============      ============


The accompanying notes are an integral part of these financial statements.

APERIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

                                                                                             Six months ended
                                                                                               September 30,
                                                                                          2000              1999
                                                                                      ------------      ------------
Supplemental disclosure:

              Cash paid during the period for:
                   Interest                                                           $     90,600      $    110,506
                                                                                      ============      ============
Supplemental schedule of non-cash investing and financing activities;
              Common stock issued for preferred stock dividends                       $         --      $      5,563
              Discount on preferred and common stock issued                                     --           600,000
              Stock options or warrants issued for:
                   Placement agent fees                                                         --           236,400
                   Debt issuance fees                                                           --           486,000
              Acquisition of OuterNet:
                   Assets acquired                                                         732,559                --
                   Liabilities assumed                                                    (752,056)               --
                   Common stock issued                                                  (7,120,000)
                   Goodwill recorded                                                     7,139,497                --


The accompanying notes are an integral part of these financial statements.

APERIAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 (UNAUDITED)


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

    Comprehensive Income

    There are no differences between net loss and comprehensive loss for the six months ended September 30, 2000 or 1999.

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

    Reorganization

    On September 11, 2000, the articles of incorporation of our predecessor, MSI Holdings, Inc. ("MSI") were amended to provide that each three shares of common stock then outstanding would be combined into one share of common stock. On that same day, MSI merged into Aperian, Inc., a Delaware corporation and wholly owned subsidiary of MSI. The effects of the stock combination and merger on holders of common stock, including differences between the laws of Utah and Delaware and the charter documents of MSI and Aperian, were described in our Proxy Statement dated August 17, 2000. All references to us or the Company prior to September 11, 2000 are references to MSI. All common share amounts have been adjusted to reflect the stock combination.

    Reclassification

    Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

2.  ACQUISITIONS AND INVESTMENTS

    The merger of OuterNet Connection Strategies, Inc. ("OuterNet), a company offering web hosting and professional consulting services occurred on July 26, 2000 following approval of the merger by OuterNet's common shareholders. As a result of the merger, OuterNet became a wholly owned subsidiary of the Company. Pursuant to the terms of the merger, the shares of common stock of OuterNet issued and outstanding immediately prior to the effective time of the merger were converted into an aggregate of 333,333 shares of the Company's common stock (after giving effect to the stock combination). The acquisition was accounted for as a purchase with the results of OuterNet's operations included from the acquisition date. The Company recorded goodwill in the amount of $7.1 million in its acquisition of OuterNet. Goodwill amortization for the quarter and six months ended September 30, 2000 was approximately $238,000. Goodwill is being amortized on a straight-line basis over a 5-year period.

3.  NOTES PAYABLE

    As reported on August 7, 2000, the Company and Hewlett-Packard Company ("HP") have entered into a financing under which HP has agreed, subject to the fulfillment of certain conditions, to lend up to $40 million to the Company. The loans, which are evidenced by a convertible secured promissory note (the "Note"), will bear interest, payable quarterly, at the rate of 10.5% per annum. Principal will be due on August 3, 2004. Under the Note, the Company is required to use at least 50% of the proceeds of the borrowings to purchase HP products, support and services. The remainder may be used for other corporate purposes. The Note will be secured by security interests in the HP equipment and other equipment acquired by the Company with the proceeds of the loans. At HP's option the Note is convertible into the Company's common stock at a price of $25.00, after giving effect to the stock combination. In connection with the financing, HP is to be a preferred provider of products and services for the Company's data centers. During September 2000 the Company borrowed $10 million under this financing arrangement.

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

DESCRIPTION OF NEW OPERATIONS

    During fiscal year 2000 the Company exited the relatively mature low margin legacy business of office network connectivity and systems integration, and entered into the high growth business of Internet connectivity, web-hosting and infrastructure outsourcing. Web-hosting services are among the fastest-growing segments of the Internet services sector. For example, The GartnerGroup forecasts that the market will grow from $2.8 billion this year to $9.3 billion in revenues by 2004. As a result of our transition we have undergone a virtually complete change of management and employee personnel. Fundamentally, this is a capital and people intensive service business, which requires that a substantial investment be made over an extended period prior to turning cash flow positive.

    We provide our broadband Internet services from our data centers located in Austin, Texas, Dallas, Texas Tampa, Florida, and Atlanta, Georgia. Our fifth data center in Phoenix, Arizona, is scheduled to open during the third quarter. Each of these data centers is directly connected to Genuity's and MCI WorldCom's UUNet ("UUNet") worldwide fiber optic networks. Both the Genuity and UUNet backbones are among the largest and most technologically sophisticated fiber optic Internet backbones in the United States. We are able to leverage Genuity's and UUNet's proprietary network routing protocols to optimize the efficiency and reliability of our Direct Optical Co-location Connection ("DOCC(TM)") infrastructure.

    Our objective is to be a leading broadband Internet infrastructure provider ("IIP") to businesses with significant Internet applications, Internet service providers ("ISPs") and application service providers ("ASPs"). Our focus is to provide a complete infrastructure solution set to mid-market customers seeking to outsource their content and data management needs.

    Our current business of providing Internet infrastructure and managed services requires that we provide the latest technology and work personally with our customers to tailor solutions for their individual needs. As a result, our business is both capital and personnel intensive. There is, moreover, a significant lead-time from when we incur expenses and hire personnel to build and manage new facilities and the time revenues are generated. Thus, expansion through construction of new facilities requires continued access to significant additional capital.

    We have recently reevaluated our near term plans in view of the significant tightening of capital available to companies in our business. During the near term our focus will be directed at decreasing our need for additional capital and establishing our ability to function on a positive cash flow basis. During this period we will focus on increasing revenues through expanding the customer base and increasing value-added service offerings at our existing data centers and controlling the growth of expenses. We intend to continue growth through adding data centers to the extent additional capital becomes available on attractive terms, but until additional sources of outside capital are available, we do not contemplate significant expenditures to build new data centers.

RESULTS OF OPERATIONS

    The revenues for this new business are included under Broadband Internet Services in our Consolidated Statements of Operations. We received our final revenues from providing hardware and systems integration services in September 1999. Revenues from Broadband Internet Services aggregated nearly $1 million for the year ended March 31, 2000. These revenues have increased each quarter since June 1999, when our first data center in Austin, Texas began operations. Quarter by quarter revenues is as follows:

Broadband Internet Services by quarter:
---------------------------------------
Quarter ended June 30, 1999                                  $      9,077
Quarter ended September 30, 1999                                   85,650
Quarter ended December 31, 1999                                   278,455
Quarter ended March 31, 2000                                      583,554
Quarter ended June 30, 2000                                       909,445
Quarter ended September 30, 2000                                1,806,112

    To date, we have had limited revenues and have not shown a profit in our operations. During fiscal year 2000, our total revenues were $1.8 million of which nearly $1 million came from our new Internet infrastructure business. Our revenues this fiscal year of approximately $2.7 million have been derived completely from our Internet infrastructure business. Our net loss was approximately $22.0 million in fiscal year 2000 and approximately $8.2 million for the quarter ended September 30, 2000 ($12.4 million during the six month period).

    As of September 30, 2000, our accumulated deficit was approximately $58.4 million. Approximately $12.9 million of the accumulated deficit relates to preferred stock discounts and dividends, with the remainder resulting from losses from operations. Of the fiscal 2000 net loss from operations, approximately $8.7 million was due to non-cash charges for issuances of common stock, stock options, and stock warrants to employees and non-employees.

    Selling, general and administrative expenses for the three months ended September 30, 2000 were approximately $7.9 million as compared to the approximate $4.0 million for the quarter ended June 30, 2000, representing an increase of approximately $3.9 million for the second quarter. The increase in salaries and benefits of approximately $1.0 million was the result of staff additions, which included executive management, specialized technical personnel, sales, finance and project management employees. Total personnel increased from 108 at June 30, 2000 to 168 at September 30, 2000. Professional fees increased approximately $828,000 from the previous quarter, primarily as the result of hiring expenses paid to recruiting firms and legal fees associated with the Company's reorganization and the acquisition of OuterNet Connection Strategies, Inc. ("OuterNet"). The increase of approximately $437,000 in advertising and marketing expenses is due to the Company's continuing need to advertise in target markets where we have built data centers and to build broader regional and national brand awareness. The $510,000 increase in occupancy costs was the result of opening data centers in Dallas, Tampa, and Atlanta. Depreciation and amortization expense increased approximately $742,000 due to the purchase of equipment and fixtures for the new data centers. In addition, the Company recorded approximately $238,000 in amortization of goodwill related to the acquisition of OuterNet.

    Interest income for the three months ended September 30, 2000, was $380,000. This is attributable to interest earned on the proceeds from the various private placements of common stock of the Company through February 2000, with the Company receiving net proceeds of approximately $56.5 million. This amount decreased approximately $124,000 from the interest income recorded for the three months ended June 30, 2000, because of the decreasing cash balance.

    While we expect to continue to incur net losses for the foreseeable future, we expect the losses to decrease as the result of the growth of revenues and decreased rate of growth of expenses as the result of the decision to focus near-term efforts on growing the customer base and value-added service offerings in our existing data centers. We expect the effects of this focus to be felt during the third quarter as we slow the growth rate in many expense categories while continuing to increase revenues from broadband internet services at our existing data centers. The effect should increase during the fourth quarter when we expect to begin to add revenues from Phoenix, and start-up expenses of the Phoenix data center, and the costs of our national advertising campaign to build brand awareness will decrease significantly from third quarter levels. We also expect that revenues from professional services consulting, a business we acquired from OuterNet and which we expect to play a key role in our future growth, will begin to have a more significant effect on our results of operations during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

    We have experienced significant losses to date. While we intend during the near term to decrease our need for additional outside capital by focusing on adding customers and value added services at our existing data centers, we will continue to use capital to fund internal cash needs for at least the next two years, and significant capital to fund expansion beyond our existing data centers will be necessary for long term growth.

    At September 30, 2000, our principal source of liquidity was approximately $26 million in cash and cash equivalents. This cash was raised primarily through various private placements of common stock with the Company receiving net proceeds of $56.5 million. As of September 30, 2000, our current liabilities were approximately $2.8 million.

    Net cash used in operating activities for the six months ended September 30, 2000 was approximately $20.7 million, primarily due to net losses, an increase in accounts receivable and other current assets, and decreases of approximately $5.5 million in accounts payable and accrued expenses. These amounts were offset in part by depreciation and amortization expense, amortization of debt discount, amortization of deferred rent, and decreases in other receivables and other current assets. This compares to net cash used in operating activities for the six months ended September 30, 1999 of approximately $4.3 million, which was primarily due to net losses and decreases in accounts payable. Net cash used in operating activities is expected to decrease significantly over the next several quarters as the revenues from our existing data centers and professional services business are expected to increase more rapidly than expenses. Many components of selling, general and administrative expenses, including personnel related expenses, occupancy expenses, professional fees and advertising and marketing expenses will grow at significantly lower rates, in at all, than the rate of growth of revenues. In addition, second quarter operating activities included the use of $5.5 million to repay a build-up of accounts payable from prior periods.

    Net cash used in investing activities for the six months ended September 30, 2000 was approximately $17.6 million, primarily due to capital expenditures for the continued construction of Internet data centers. This compares to the net cash used by investing activities for the six months ended September 30, 1999 of approximately $190,000, primarily due to capital expenditures for the construction of our first Internet data center in Austin, Texas. Unless additional sources of outside capital become available on attractive terms to fund the buildout of additional data centers, we expect cash used in investing activities to decrease significantly once we have completed the buildout of our Phoenix data center in the third quarter.

    Net cash provided by financing activities for the six months ended September 30, 2000 was approximately $15.5 million, primarily due to approximately $15.3 million of proceeds from equipment financing and a note with Hewlett-Packard. Additional cash of approximately $1.3 million resulted from the exercise of warrants, stock options and a shareholder receivable. These amounts were offset in part by approximately $1.0 million in repayments on notes payable and capital leases.

    During the third quarter, we intend to make significant expenditures in order to complete the buildout of our Phoenix data center. Until additional sources of outside capital become available, we do not contemplate significant additional expenditures to build new data centers. Over the next year at least, we expect continued need for additional cash to fund our operations. We expect to finance these needs from the cash described above and supplement that with additional financing through lending institutions or strategic vendors. We believe our currently estimated working capital and capital expenditure requirements over the next twelve months can be met with existing cash and cash equivalents, cash from sales of services and future equipment financing lines of credit.

    We may enter into additional equipment loans and capital leases. We may also seek to raise additional funds through public or private financing, strategic relationships and other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows from operations or raising capital in sufficient amounts on acceptable terms.

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

    The success of our business model depends on the development of a market for unproven products and services. We generate revenues by providing customers with bandwidth and related services, relatively new products and services. Our success relies on our products and services achieving wide acceptance in the market at competitive prices. Because of the relative novelty of our products and services, our business model is based on limited and uncertain information about future demand and costs. The tightening of available capital for our industry has made it important that we recognize increased revenues from existing facilities and control the growth of our expenses until capital conditions improve. We may not successfully address any or all of these challenges. The failure to do so may seriously damage our business plan, operating results, and our ability to raise additional capital that may be necessary for growth beyond the near term.

    We have a history of losses and expect continuing losses. As a shareholder, your investment may be lost if we fail to become profitable.

    To date, we have had limited revenues and have not shown a profit in our operations. During fiscal 2000, our total revenues were $1.8 million of which only $1 million came from our new Internet infrastructure business. Revenues for the six months ended September 30, 2000 were approximately $2.7 million, all of which came from our Internet infrastructure business. Even with our recent decision to change our near term focus from rapid buildout of additional data centers to increasing revenues from our existing data centers, we expect our losses, which were approximately $22.0 million in fiscal year 2000 and approximately $12.4 million for the six months ended September 30, 2000 to continue indefinitely. We do not expect our operations to generate sufficient cash to fund our costs for at least the next year, and we cannot be certain that our operations will ever generate a positive cash flow. We cannot predict when profitability might be achieved, if at all. If we are able to become profitable, we may not be able to sustain it. If we are unable to obtain profitability or sustain it, we may have to discontinue operations.

    We may be unable to manage complications that arise as the result of our growth. Expansions may cost more than budgeted and not generate revenues as quickly as anticipated.

    We are in the process of completing our fifth data center in one year. Our data centers span a wide range of geographic regions. The build out or acquisition of data centers remains a key element of our long-term business strategy. Our past and future growth may significantly strain our resources as the result of the increase in the number of our employees, the number of operating data centers and the more complex operating, administrative and information management systems required. Many of the risks associated with significant expansion projects are beyond our control and could delay the build out of additional data centers. These risks include cost estimation errors or overruns, equipment and material delays or shortages, and the inability to obtain necessary permits on a timely basis, if at all. In addition, there can be no assurance that revenues will be generated as quickly, or in the amounts anticipated.

    You have limited information on which to evaluate us. Our future results may vary significantly from our past performance.

    Since March 1999, we have changed the focus of our business from providing hardware and systems integration services to providing a suite of high-speed Internet access, data transport and networking services, co-location services and web site hosting services. Because of our limited operating history in providing our current product mix, there is limited operating and financial data about our business for you to use in evaluating our performance or us.

    We have had recent changes in management. Our current management may be unable to lead us into profitability.

    Many of our senior managers have been hired within the past year. We are continuing to build a new management team. This team has not had the opportunity to work together in the past. There is no assurance the new management team will be able to successfully lead us into profitability.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (a) On September 11, 2000, the articles of incorporation of our predecessor, MSI Holdings, Inc. ("MSI") were amended to provide that each three shares of common stock then outstanding would be combined into one share of common stock. On that same day, MSI merged into Aperian, Inc., a Delaware corporation. The effects of the stock combination and merger on holders of common stock, including differences between the laws of Utah and Delaware and the charter documents of MSI and Aperian, were described in our Proxy Statement dated August 17, 2000.

    (b) The Convertible Secured U.S. $40,000,000 Promissory Note dated August 3, 2000 issued to Hewlett-Packard Company prohibits our paying any dividends (other than stock dividends) on any of our capital stock.

    (c) During the quarter ended September 30, 2000, we issued 333,333 shares of common stock (after giving effect to the stock combination) to the shareholders of OuterNet Connection Strategies, Incorporated.

    The sale of the above securities was determined to be exempt from registration under the Securities Act in reliance on Regulation D promulgated under the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, or were informed of the restrictions on resale of such securities, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held our Annual Meeting of Stockholders September 7, 2000. Following are descriptions of the matters voted on and the results of such meeting (share numbers do not reflect the one-for-three stock combination effected on September 11, 2000):

                                                                  Votes           Votes                Votes
                                                 Votes For       Against        Abstained             Withheld
                                                 ---------       -------        ---------             --------
1.      Election of Directors
        Jack C. Baum                             29,950,877                                                568
        Christopher Brickler                     25,149,682                                          4,801,763
        Donald H. Brush                          29,936,134                                             15,311
        Daniel Dornier                           27,353,934                                          2,597,511
        Robert J. Gibbs                          29,792,872                                            158,573
        Stephen J. Metzger                       29,950,445                                              1,000
        Humbert B. Powell, III                   29,755,437                                            196,008
        Davinder Sethi                           29,950,645                                                800
        Raymond Wicki                            29,950,945                                                500
        Pat Malone                                4,721,626

2.      Approve the 2000 Stock Option Plan       18,885,332     10,326,373      1,367,334

3.      Approve a one-for-three stock
        combination                              20,033,936      9,677,160        867,943

4.      Approve reincorporation in Delaware      22,847,665      5,076,392          7,501

5.      Approve limitation of director
        monetary liability                       20,569,075      6,976,828        385,655

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         27.1     Financial Data Schedule

         (b) Reports on Form 8-K.

         August 3, 2000 - Item 5. Other Events
         August 9, 2000 - Item 5. Other Events
         September 11, 2000 - Item 5. Other Events

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APERIAN, INC.

                   Date: November 14, 2000   By: /s/ Robert J. Gibbs
                                                 -------------------------------
                                                 Robert Gibbs, Chairman and
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                              Title                       Date
---------                              -----                       ----
/s/ Robert J. Gibbs                    Chairman and                November 14, 2000
-------------------------------        Chief Executive Officer
     Robert J. Gibbs

/s/ Douglas W. Banister                Chief Financial Officer     November 14, 2000
-------------------------------
     Douglas W. Banister

/s/ Elizabeth Montoya                  Controller                  November 14, 2000
-------------------------------
     Elizabeth Montoya

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
27           Financial Data Schedule