Form 10QSB
period 2000-12-31
APERIAN INC
filed 2001-02-14
CIK 68619

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                          Commission File Number 0-8164

                                  APERIAN, INC.
          (Exact name of small business issuer as specified in charter)


                    DELAWARE                              74-2971167
    (State of incorporation or organization)        (IRS Employer I.D. No.)

       1121 EAST 7TH STREET AUSTIN, TEXAS                    78702
    (Address of principal executive offices)               (Zip Code)

                                  512-476-6925
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) NO ( )

As of January 31, 2001 the Registrant had 13,509,954 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes (X) NO ( )

================================================================================

                                 APERIAN, INC.
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                                     INDEX

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

         Item 1.           Consolidated Financial Statements (unaudited)                         3

         Item 2.           Management's Discussion and Analysis of Interim Financial
                           Condition and Results of Operations                                   9


PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings                                                    16

         Item 2.           Changes in Securities and Use of Proceeds                            16

         Item 3.           Defaults upon Senior Securities                                      16

         Item 4.           Submission of Matters to a Vote of Security Holders                  16

         Item 5.           Other Information                                                    16

         Item 6.           Exhibits and Reports on Form 8-K                                     16

SIGNATURE PAGE                                                                                  18

                          PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APERIAN, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                      December 31, 2000
                                                                                      ------------------
ASSETS
    Current assets
        Cash and cash equivalents                                                     $       20,229,585
        Accounts receivable, net                                                               3,512,875
        Other current assets                                                                   1,025,154
                                                                                      ------------------
            Total current assets                                                              24,767,614
    Property, plant, and equipment, net                                                       33,010,348
    Goodwill, net                                                                              7,125,408
    Other assets                                                                                 412,690
                                                                                      ------------------
TOTAL ASSETS                                                                          $       65,316,060
                                                                                      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
        Accounts payable                                                              $          559,434
        Other accrued expenses                                                                 1,670,642
        Current portion of obligations under capital leases                                    1,902,226
                                                                                      ------------------
            Total current liabilities                                                          4,132,302

    Long-term liabilities
        Obligations under capital leases                                                       5,045,603
        Notes payable                                                                         20,490,747
        Deferred rent                                                                          1,210,059
                                                                                      ------------------
            Total long-term liabilities                                                       26,746,409

    Commitments and Contingencies                                                                     --
                                                                                      ------------------
       Total liabilities                                                                      30,878,711
                                                                                      ------------------

    Stockholders' equity
        Common stock at $.01 par value; 75,000,000 authorized, 13,509,954
            shares (excluding 1,695 shares held in treasury) issued and outstanding              135,099
        Additional paid-in-capital                                                           106,460,676
        Accumulated deficit                                                                  (72,158,426)
                                                                                      ------------------
            Total stockholders' equity                                                        34,437,349
                                                                                      ------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $       65,316,060
                                                                                      ==================



The accompanying notes are an integral part of these financial statements

APERIAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    Three months ended                Nine months ended
                                                                        December 31,                      December 31,
                                                                    2000            1999            2000            1999
                                                                ------------    ------------    ------------    ------------
Revenues                                                        $  3,033,722    $    278,455       5,749,279    $  1,168,458
Cost of revenues                                                   4,067,591         453,622       8,179,213       1,266,351
                                                                ------------    ------------    ------------    ------------
          Gross margin (deficit)                                  (1,033,869)       (175,167)     (2,429,934)        (97,893)

Operating expenses:
     Sales and marketing                                           4,729,531       1,097,574       7,645,102       2,282,377
     General and administrative                                    7,547,178       1,751,460      16,311,835       4,869,752
     Amortization of goodwill                                        290,656              --         528,639              --
                                                                ------------    ------------    ------------    ------------
          Total operating expenses                                12,567,365       2,849,034      24,485,576       7,152,129
                                                                ------------    ------------    ------------    ------------

Operating loss                                                   (13,601,234)     (3,024,201)    (26,915,510)     (7,250,022)

Interest (income) expense, net                                       139,197         769,284        (744,660)      1,028,626
                                                                ------------    ------------    ------------    ------------

Net loss                                                        $(13,740,431)   $ (3,793,485)   $(26,170,850)   $ (8,278,648)
                                                                ============    ============    ============    ============

Preferred stock dividends and stock discounts                             --      (1,349,964)             --      (2,025,527)
                                                                ------------    ------------    ------------    ------------

Net loss to common stockholders                                 $(13,740,431)   $ (5,143,449)   $(26,170,850)   $(10,304,175)
                                                                ============    ============    ============    ============

Net loss per share
     Basic                                                      $      (1.04)   $      (0.66)   $      (2.08)   $      (1.43)
                                                                ============    ============    ============    ============

     Diluted                                                    $      (1.04)   $      (0.66)   $      (2.08)   $      (1.43)
                                                                ============    ============    ============    ============

Weighted average shares outstanding
     Basic                                                        13,196,028       7,818,538      12,608,665       7,217,662
                                                                ============    ============    ============    ============

     Diluted                                                      13,196,028       7,818,538      12,608,665       7,217,662
                                                                ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

APERIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                       2000           1999
                                                                                   ------------    -----------
Cash flows from operating activities:
      Net loss                                                                     $(26,170,850)   $(8,278,648)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                      3,378,141        295,677
           Amortization of debt discount                                                113,877        782,718
           Interest accretion on notes payable                                          402,500             --
           Loss on disposal of property, plant and equipment                             40,926        169,715
           Amortization of deferred rent                                                500,559        144,120
           Restricted common stock and options issued for compensation                   (8,322)     1,051,610
          Other                                                                          (2,608)            --
      Changes in operating assets and liabilities:
           Accounts receivable                                                       (2,669,447)       152,286
           Other receivables - advances                                                 208,845        (15,708)
           Other current assets                                                        (588,544)      (133,745)
           Other assets                                                                (172,407)            --
           Accounts payable                                                          (5,894,420)      (262,175)
           Other accrued expenses                                                       179,699         42,715
                                                                                   ------------    -----------
                     Net cash used in operating activities                          (30,682,051)    (6,051,435)
                                                                                   ------------    -----------

Cash flows from investing activities:
           Purchase of property, plant, and equipment                               (23,984,270)      (833,546)
           Proceeds from sale of property, plant, and equipment                          20,985             --
           Businesses acquired, net of cash received                                   (117,181)            --
                                                                                   ------------    -----------
                     Net cash used in investing activities                          (24,080,466)      (833,546)
                                                                                   ------------    -----------

Cash flows from financing activities:
           Net draws (payments) on bank line of credit                                       --       (200,000)
           Payments on obligations under capital leases                                (744,373)       (89,814)
           Payments on notes payable                                                   (606,500)      (109,643)
           Proceeds - equipment financings                                            6,327,020             --
           Proceeds - notes payable                                                  20,000,000      1,907,830
           Proceeds - private placement of preferred stock, net of offering costs            --        526,800
           Proceeds - exercise of warrants                                              528,000        210,865
           Proceeds - exercise of stock options                                         228,846             --
           Proceeds - shareholder notes receivable                                      500,000             --
           Proceeds - issuance of common stock                                               --      4,859,175
                                                                                   ------------    -----------
                     Net cash provided by financing activities                       26,232,993      7,105,213
                                                                                   ------------    -----------

                     Net change in cash and cash equivalents                        (28,529,524)       220,232

Cash and cash equivalents at beginning of period                                     48,759,109          8,471
                                                                                   ------------    -----------

Cash and cash equivalents at end of period                                         $ 20,229,585    $   228,703
                                                                                   ============    ===========



The accompanying notes are an integral part of these financial statements.

APERIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

                                                                            Nine months ended
                                                                               December 31,
                                                                            2000           1999
                                                                        -----------    -----------
Supplemental disclosure:
              Cash paid during the period for:
                   Interest                                             $   422,383    $   237,597
                                                                        ===========    ===========


Supplemental schedule of non-cash investing and financing activities;
              Common stock issued for:
                   Compensation                                         $        --    $ 1,051,610
                   Preferred stock dividends                                     --         81,339
              Discount on preferred and common stock issued                      --      1,944,188
              Stock options or warrants issued for:
                   Placement agent fees                                          --        236,400
                   Debt issuance fees                                            --        937,657
              Acquisition of OuterNet:
                   Assets acquired                                          692,582             --
                   Liabilities assumed                                     (752,056)            --
                   Common stock issued                                   (7,120,000)            --
                   Goodwill recorded                                      7,179,474             --
              Acquisition of Infinity:
                   Assets acquired                                          444,391             --
                   Liabilities assumed                                      838,963             --
                   Cash paid                                                 80,000             --
                   Goodwill recorded                                        474,572             --




The accompanying notes are an integral part of these financial statements.

APERIAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 (UNAUDITED)


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

    Comprehensive Income

    There are no differences between net loss and comprehensive loss for the nine months ended December 31, 2000 or 1999.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which summarizes some of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June, 2000, the SEC changed the effective date of SAB 101 to require adoption of SAB 101 by the fourth quarter of the first fiscal year beginning after December 15, 1999. As a result, we expect to adopt the new guidance as a change in accounting principle effective April 1, 2001. We will change our method of recognizing revenue on set up fees to defer the revenue and recognize it over the initial term of the contracts with our customers, generally one to two years. The change in accounting method will be accounted for as a cumulative effect adjustment, which will result in (a) the financial information for the quarters of fiscal 2001 prior to adoption of SAB 101 being restated and (b) the cumulative effect adjustment being reflected in the first quarter of the year of adoption of SAB
101. As a result of the cumulative effect adjustment, revenue that has previously been recognized in our financial statements will be amortized to income in financial reporting periods subsequent to the period of adoption of SAB 101. The Company has not completed its assessment but does not expect that the adoption of SAB 101 will have a material effect on our consolidated results of operations or financial position.

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

2.  NOTES PAYABLE

    On August 7, 2000, the Company and Hewlett-Packard Company ("HP") entered into a financing arrangement under which HP has agreed, subject to the fulfillment of certain conditions, to lend up to $40 million to the Company. The loans, which are evidenced by a convertible secured promissory note (the "Note"), will bear interest, payable quarterly, at the rate of 10.5% per annum. Principal will be due on August 3, 2004. Under the Note, the Company is required to use at least 50% of the proceeds of the borrowings to purchase HP products, support and services. The remainder may be used for other corporate purposes. The Note will be secured by security interests in the HP equipment and other equipment acquired by the Company with the proceeds of the loans. At HP's option the Note is convertible into the Company's common stock at a price of $25.00, after giving effect to the stock combination. In connection with the financing, HP is to be a preferred provider of products and services for the Company's data centers. During September 2000, the Company borrowed $10 million under this financing arrangement. During November 2000, the Company borrowed an additional $10 million under this financing arrangement. Future borrowings are subject to conditions relating to the financial performance of the Company; thus, availability of additional borrowings is subject to uncertainty.

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

    We provide our Internet Services from our Internet Data Centers ("IDC") located in Austin, Texas, Dallas, Texas Tampa, Florida, and Atlanta, Georgia. Our fifth data center in Phoenix, Arizona opened in November 2000. Each of these IDCs is directly connected to Genuity's and MCI WorldCom's UUNet ("UUNet") worldwide fiber optic networks. Both the Genuity and UUNet backbones are among the largest and most technologically sophisticated fiber optic Internet backbones in the United States. We are able to leverage Genuity's and UUNet's proprietary network routing protocols to optimize the efficiency and reliability of our Direct Optical Co-location Connection ("DOCC(tm)") infrastructure.

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

    During the second quarter we reevaluated our near term plans in view of the significant tightening of capital available to companies in our business. During the near term our focus will be directed at decreasing our need for additional capital and establishing our ability to function on a positive cash flow basis. During this period we will focus on increasing revenues through expanding the customer base and increasing value-added service offerings at our existing data centers and controlling the growth of expenses. We intend to continue growth through adding IDCs to the extent additional capital becomes available on attractive terms, but until additional sources of outside capital are available, we do not contemplate significant expenditures to build new data centers.

RESULTS OF OPERATIONS

    Revenues have increased each quarter since June 1999, when our first IDC in Austin, Texas began operations. Quarter by quarter revenues is as follows:


Internet Services revenue by quarter:
-------------------------------------
Quarter ended June 30, 1999                                     $         9,077
Quarter ended September 30, 1999                                         85,650
Quarter ended December 31, 1999                                         278,455
Quarter ended March 31, 2000                                            583,554
Quarter ended June 30, 2000                                             909,445
Quarter ended September 30, 2000                                      1,806,112
Quarter ended December 31, 2000                                       3,033,722

    Our revenues are principally derived from the following services: managed infrastructure services, bandwidth, rack rental, equipment sales and leasing, professional services and shared web hosting. Customers utilizing managed infrastructure services, which represents the highest-margin segment of our revenue mix, increased 93 percent over the previous quarter. During the third quarter, Aperian booked new contracts having approximately $4 million in estimated first year contract value, an increase of approximately 53% over the previous quarter. The current customer mix is approximately 50% enterprise/traditional versus 50% dot-com, compared to a 35%-65% mix in the previous quarter.

    Gross margin for the quarter ended December 31, 2000 was negative $1.0 million. As a percent of revenue, the gross margin improved three percentage points over the previous quarter, despite increased fixed costs associated with opening the Atlanta and Phoenix IDCs and a higher mix of lower margin equipment sales.

    Selling, general and administrative expenses for the quarter ended December 31, 2000 were approximately $12.6 million as compared to the approximate $7.9 million for the quarter ended September 30, 2000, representing an increase of approximately $4.7 million for the third quarter. The increase was primarily attributable to a national brand awareness campaign that utilized print, radio and billboard media during the third quarter. The increase in salaries and benefits of approximately $1.5 million was the result of expanding capacity and our product offerings, including the opening of our Phoenix IDC. In addition, we recorded a $1 million reserve for possible uncollectible receivables associated with general market risks. The Company also recorded approximately $291,000 in amortization of goodwill related to the acquisitions of OuterNet and Infinity Interactive.

    Interest expense net of interest income recorded for the quarter ended December 31, 2000, was $139,000. This compares to interest income of approximately $380,000 for the quarter ended September 30, 2000. The drawdown of $10 million in September 2000 and $10 million in November 2000 on the Hewlett-Packard financing is principally the reason for the increase in interest expense.

    While we expect to continue to incur net losses for the foreseeable future, we expect these losses to decrease. We anticipate a continuing growth of revenues and a decreased rate of growth of expenses as we focus near-term efforts on growing the customer base and selling value-added service offerings in our existing IDCs. We expect the effects of this focus to be felt during the next several quarters as we slow the growth rate in many expense categories while continuing to increase revenues from Internet

Services at our existing IDCs. The effect should increase during the fourth quarter when we expect to begin to add revenues from Phoenix. In addition, start-up expenses of the Phoenix IDC, and the costs of our national advertising campaign to build brand awareness will decrease significantly from third quarter levels. We also expect that revenues from professional services consulting, a business we acquired from OuterNet and which we expect to play a key role in our future growth, will begin to have a more significant effect on our results of operations during the over the next several quarters.

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

    At December 31, 2000, our principal source of liquidity was approximately $20.2 million in cash and cash equivalents. This cash was raised primarily through various private placements of common stock through February 2000 with the Company receiving net proceeds of $56.5 million. In addition, we have received $20 million from the Hewlett-Packard financing. As of December 31, 2000, our current liabilities were approximately $4.1 million.

    Net cash used in operating activities for the nine months ended December 31, 2000 was approximately $30.7 million, primarily due to net losses, an increase in accounts receivable and other current assets, and decreases of approximately $5.7 million in accounts payable and accrued expenses. These amounts were offset in part by depreciation and amortization expense, amortization of debt discount, amortization of deferred rent, amortization of goodwill and decreases in other receivables. This compares to net cash used in operating activities for the nine months ended December 31, 1999 of approximately $6.1 million, which was primarily due to net losses. Net cash used in operating activities is expected to decrease significantly over the next several quarters as the revenues from our existing data centers and professional services business are expected to increase more rapidly than expenses. Many components of selling, general and administrative expenses, including personnel related expenses, occupancy expenses, professional fees and advertising and marketing expenses should grow at significantly lower rates than the rate of growth of revenues.

    Net cash used in investing activities for the nine months ended December 31, 2000 was approximately $24.1 million, primarily due to capital expenditures for the continued construction of IDCs. This compares to the net cash used by investing activities for the nine months ended December 31, 1999 of approximately $834,000, primarily due to capital expenditures for the construction of our first IDC in Austin, Texas. Unless additional sources of outside capital become available on attractive terms to fund the buildout of additional IDCs, we expect cash used in investing activities to decrease significantly now that we have completed the buildout of our Phoenix IDC in this quarter.

    Net cash provided by financing activities for the nine months ended December 31, 2000 was approximately $26.2 million, primarily due to approximately $26.3 million of proceeds from equipment financing and a note with Hewlett-Packard. Additional cash of approximately $1.3 million resulted from the exercise of warrants, stock options and collection of a shareholder receivable. These amounts were offset in part by approximately $1.4 million in repayments on notes payable and capital leases.

    During the third quarter, we made significant expenditures in completion of the buildout of our Phoenix IDC. Until additional sources of outside capital become available, we do not contemplate significant additional expenditures to build new IDCs. Over the next year at least, we expect continued need for additional cash to fund our operations. We expect to finance these needs from the cash described above and supplement that with additional financing through lending institutions or strategic vendors. We believe our currently estimated working capital and capital expenditure requirements over the next twelve months can be met with existing cash and cash equivalents, cash from sales of services, additional advances on existing credit facilities, and future equipment financing lines of credit. Future borrowings on the Hewlett-Packard financing arrangement are subject to conditions relating to the financial performance of the Company; thus, availability of additional borrowings is subject to uncertainty.

    Subsequent to December 31, 2000 we entered into a sale-leaseback agreement with an energy services company on various assets within each of our IDCs. In addition this agreement allows for the energy services company to supply funding on certain IDC assets upon further data center expansion by us. The energy services company will receive a contract to provide maintenance and monitoring services for the assets they purchased in each of our IDCs.

    We used approximately $30.6 million in operations for the nine months ended December 31, 2000, and have cash of approximately $20,2 million at December 31, 2000. Therefore, we may need additional financing in the near term. We intend to seek additional financing, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may change based upon technological and competitive developments. In addition, several factors may affect our capital requirements: demand for our services or our anticipated cash flow from operations being less than expected; our development plans or projections proving to be inaccurate; our engaging in strategic transactions; or altering deployment of our network services or the schedule of our expansion plan. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to continue operations, develop or enhance our service offerings, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

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

    To date, we have had limited revenues and have not shown a profit in our operations. During fiscal 2000, our total revenues were $1.8 million of which only $1 million came from our new Internet infrastructure business. Revenues for the nine months ended December 31, 2000 were approximately $5.7 million, all of which came from our Internet infrastructure business. Even with our recent decision to change our near term focus from rapid buildout of additional IDCs to increasing revenues from our existing IDCs, we expect our losses, which were approximately $22.0 million in fiscal year 2000 and approximately $26.2 million for the nine months ended December 31, 2000 to continue for the next several quarters. We do not expect our operations to generate sufficient cash to fund our costs for at least the next year, and we cannot be certain that our operations will ever generate a positive cash flow. We cannot predict when profitability might be achieved, if at all. If we are able to become profitable, we may not be able to sustain it. If we are unable to obtain profitability or sustain it, we may have to discontinue operations.

    Our ability to increase revenues depends on continued growth in the market for business-related Internet management solutions and our ability to attract additional customers.

    If we cannot retain or grow our customer base, we will not be able to increase our sales and revenues or create economies of scale to offset our fixed and operating costs. Our future growth depends on the willingness of businesses to outsource the management of their mission-critical Internet operations and our ability to market our services in a cost-effective manner. If this market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business would be adversely affected. A softening of demand for Internet infrastructure services and information technology and services caused by a weakening of the global economy in general and the U.S. economy in particular may result in decreased revenues or slower growth for us. Moreover, many of our customers are emerging growth companies that may have negative cash flows, and there is the possibility that we will not be able to collect receivables on a timely basis, if at all.

    We may be unable to manage complications that arise as the result of our growth. Expansions may cost more than budgeted and not generate revenues as quickly as anticipated.

    We have just completed building our fifth IDC in one year. Our IDCs span a wide range of geographic regions. The build out or acquisition of IDCs remains a key element of our long-term business strategy. Our past and future growth may significantly strain our resources as the result of the increase in the number of our employees, the number of operating IDCs and the more complex operating, administrative and information management systems required. Many of the risks associated with significant expansion projects are beyond our control and could delay the build out of additional data centers. These risks include cost estimation errors or overruns, equipment and material delays or shortages, and the inability to obtain necessary permits on a timely basis, if at all. In addition, there can be no assurance that revenues will be generated as quickly, or in the amounts anticipated.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    During the third quarter, Aperian implemented a retention plan under which it granted restricted stock and additional stock options to approximately 140 employees throughout the organization to enable Aperian to retain its employees and provide incentives under current market conditions. Under the plan approximately 986,000 shares of restricted stock and approximately 1,400,000 stock options were granted through February 8, 2001.

    Effective January 9, 2001 and January 16, 2001, Stephen J. Metzger and Jack
C. Baum, respectively, resigned from the board of directors. Christopher Brickler resigned as an Executive Vice President of the Company effective February 1, 2001. Mr. Brickler will continue to advise Aperian as a consultant and remains a director of the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        10.36.1    --     Robert J. Gibbs Employment Agreement dated  as of
                          October 30, 2000

        10.36.2    --     Robert J. Gibbs Amended and Restated Restricted Stock
                          Award dated as of October 30, 2000

        10.37.1    --     Wayne A. Irwin Employment Agreement dated as of
                          October 30, 2000

        10.37.2    --     Wayne A. Irwin Amended and Restated Restricted Stock
                          Award dated as of October 30, 2000

        10.38      --     Form of Amended and Restated Stock Award dated as of
                          October 30, 2000 between Aperian and certain officers

        10.39.1    --     Separation Agreement dated as of January 16, 2001
                          between Aperian and Christopher Brickler

        10.39.2    --     Advisory Agreement effective February 1, 2001 between
                          Aperian and Christopher Brickler

    (b) Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APERIAN, INC.

              Date: February 14, 2001   By:  /s/ Robert J. Gibbs
                                            ------------------------------------
                                                 Robert J. Gibbs, Chairman and
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature                            Title                         Date
---------                            -----                         ----
/s/ Robert J. Gibbs                  Chairman and                  February 14, 2001
----------------------------         Chief Executive Officer
     Robert J. Gibbs

/s/ Douglas W. Banister              Chief Financial Officer       February 14, 2001
----------------------------
     Douglas W. Banister

/s/ Elizabeth Montoya                Controller                    February 14, 2001
----------------------------
     Elizabeth Montoya

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER            DESCRIPTION
        -------           -----------
        10.36.1    --     Robert J. Gibbs Employment Agreement dated as of
                          October 30, 2000

        10.36.2    --     Robert J. Gibbs Amended and Restated Restricted Stock
                          Award dated as of October 30, 2000

        10.37.1    --     Wayne A. Irwin Employment Agreement dated as of
                          October 30, 2000

        10.37.2    --     Wayne A. Irwin Amended and Restated Restricted Stock
                          Award dated as of October 30, 2000

        10.38      --     Form of Amended and Restated Stock Award dated as of
                          October 30, 2000 between Aperian and certain officers

        10.39.1    --     Separation Agreement dated as of January 16, 2001
                          between Aperian and Christopher Brickler

        10.39.2    --     Advisory Agreement effective February 1, 2001 between
                          Aperian and Christopher Brickler