Form 10KSB40
period 2001-03-31
APERIAN INC
filed 2001-06-28
CIK 68619

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED MARCH 31, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 0-8164

APERIAN, INC.

(HEREIN REFERRED TO AS “REGISTRANT”, “COMPANY”, “APERIAN”, “WE”, “US”, AND “OUR”)
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

DELAWARE (STATE OF INCORPORATION OR ORGANIZATION)	74-2971167 (IRS EMPLOYER I.D. NO.)

3030 N. 3RD ST., 7TH FLOOR PHOENIX, AZ (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	85012 (ZIP CODE)

(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE) 602-776-0883

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON STOCK,
PAR VALUE $.01

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer’s revenues for its most recent fiscal year: $5,816,685.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     Based on the closing price for the Company’s common stock at June 15, 2000 of $1.09 per share, the market value of shares held by non-affiliates would be approximately $15,639,073.

     As of June 18, 2001 the Registrant had 16,170,604 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for 2001 Annual Meeting of Shareholders (Part III)

     Transitional Small Business Disclosure Format                      Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations and views with respect to future events and performance. These forward-looking statements are subject to risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from historical results or those that may be anticipated by such forward-looking statements. Words used in this Report such as “anticipate,” “believe,” “effect,” “may,” “should”,“will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in the Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. In addition, the disclosures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Risk Factors that May Affect Future Results” consist principally of a brief discussion of risks that may affect future results and are, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company’s annual, periodic and current reports filed with the SEC, and those described from time to time in the Company’s press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company’s business.

OVERVIEW

     On April 9, 2001 Aperian, Inc. consummated a merger in which Fourthstage Technologies, Inc. (Fourthstage), a privately held information technology services company, became a wholly-owned subsidiary of Aperian. Following the merger, management and the board of directors in an effort to reduce capital expenditures and operating costs, reserve our remaining cash and increase revenues (i) restructured our business to focus on providing architectures, infrastructures, professional services and product integration for enterprises conducting business over the Internet, (ii) reduced the combined companies staffing and management levels to support the new business model, and (iii) announced our intention to sell Aperian’s five Internet data centers (IDC). Accordingly, we are discontinuing the Company’s businesses of operating IDCs and providing Internet access and co-location services. As a result of the merger and the subsequent changes surrounding the merger, the Company’s business focus shifted from the construction and maintenance of Internet infrastructure facilities to the Information Technology Services (ITS) sector.

     The Information Technology Services sector encompasses:

•	Information technology outsourcing

•	Application and business process outsourcing

•	Consulting and professional services

•	Software and product development

     Fourthstage is an eBusiness technology integration and innovation company, providing advanced eBusiness and data center architectures, infrastructures, professional services, applications, technology products and managed service solutions . Our primary focus is servicing mid-sized and large enterprise eBusiness and data center customers.

     Through Fourthstage we provide leading-edge products and technologies from Sun Microsystems, Hewlett-Packard, Oracle, Veritas, Network Appliance, StorageTek, Cisco Systems, and others. We design and implement highly reliable, available and scalable eBusiness and data center solutions, integrated into our customers’ existing core business systems to help them compete in the Internet economy.

     Complementing this enterprise integration business, Fourthstage is also a technology innovator and has developed several technology related patents leveraging the use and implementation of next generation application architecture standards.

INDUSTRY BACKGROUND

     ITS customers generally seek to lower cost, improve their level of service, and mitigate the risks associated with in-house technology and maintaining an IT staff. By outsourcing its IT requirements, a customer can maintain access to leading-edge technology and highly qualified, technical professionals. The business premise underlying IT outsourcing by enterprise customers is that outsourcing allows them to keep pace with technology transitions while avoiding the highly competitive market associated with recruiting and retaining IT talent.

     Information Technology Services companies that seek to compete at the enterprise level require a broad scale of operations, a strong services offering, a highly skilled workforce and a wide geographic coverage area. Increasingly, competitors have positioned to compete on a global scale, as enterprise customers frequently seek to adopt universal solutions for every office in their worldwide organizations.

     To succeed in delivering revenue and earnings growth, an IT Services firm must maintain its billing rates over time, ensure utilization of their skilled professionals and retain a large staff of billable professionals. Increasingly, competitors have utilized contract labor to address peak load requirements, rather than recruiting additional staff to meet the needs of their customers.

     The total market for IT services has been estimated to be about $387 billion, growing at 11% per year, according to International Data Corporation. In general, the U.S. market represents about half the total worldwide market for IT services. European markets total about half that of the U.S., and the Japanese market totals about half that of Europe. The worldwide market is highly fragmented, and no one competitor is estimated to have over 10% share of the total market for IT Services. According to International Data Corporation, the top-5 worldwide vendors include International Business Machines (IBM), Electronic Data Systems (EDS), Fujitsu, Accenture and Computer Sciences Corporation (CSC).

     The market for IT outsourcing has been characterized as an $88 billion industry, growing at 12-14% per year, according to International Data Corporation. Principal competitors include IBM, EDS and CSC, which collectively control almost half of the total outsourcing industry. The remaining half of the industry generally represents a highly fragmented number of smaller, more regional competitors. Outsourcing contracts tend to represent multi-year arrangements.

     The market for strategic consulting and professional services has been characterized by IDC as a $154 billion market, growing at 12% per year. Competitors are highly fragmented, with no firm perceived to control as much as a 10% share of the total industry. Consulting and services contracts tend to represent short-term engagements of less than one year.

OUR COMPANY

     In August 1999, Aperian began providing Internet infrastructure services from its Austin-based Internet data center. Throughout the course of calendar year 2000, the Company completed construction of an additional four Internet data centers, located in Dallas, Texas; Atlanta, Georgia; Phoenix, Arizona; and Tampa, Florida.

     Although the Company’s legal name remained MSI Holdings, Inc., in March 2000, the Company began offering its services under the name of Aperian. On May 31, 2000, the Company’s common stock was approved for trading on the Nasdaq National Market System. Prior to this approval, our common stock traded on the Over-the-Counter Bulletin Board under the trading symbol “MSIA”. At the September 7, 2000 Annual Meeting, shareholders approved the Company’s reincorporation as a Delaware-based company under the name, Aperian, Inc. Shareholders separately approved a 1-for-3 reverse share combination of MSI Holdings’ common stock (Nasdaq: MSIA) into Aperian, Inc. common stock (Nasdaq: APRN). The share combination was reflected in the Nasdaq opening on Monday, September 11, 2000.

     On April 9, 2001, we consummated our merger with Fourthstage, an Arizona corporation. Fourthstage was founded in 1999 bringing together a complementary mix of well-established industry management and technical professionals from Intel, Sun Microsystems, Oracle and Veritas, which has helped to establish Fourthstage as a leader and innovator in the Southwest United States. Fourthstage continues to expand its enterprise product lines, technical support and engineering capabilities, and technical training capacities. Fourthstage has also recently received the highest partner designation from Sun Microsystems as a National Systems Partner (NSP), which allows Fourthstage to expand without geographical limitation in North America. In addition, our newly formed intellectual property development teams are resourced to architect, design, develop, patent, license and market enterprise applications technologies and software for use by our enterprise and data center customers.

     Following the merger, management and the board of directors decided to restructure our business to focus on providing architectures, infrastructures, professional services and product integration for enterprises conducting business over the Internet. Accordingly, we are discontinuing the Company’s businesses of operating Internet data centers and providing Internet access and co-location services. On May 23, 2001, the board of directors also approved the changing of our corporate name to Fourthstage Technologies, Inc., subject to shareholder approval at our 2001 Annual Shareholders’ Meeting. As a result our sales force changed to exclusively market and sell our services under the Fourthstage brand name.

     The restructuring will result, and already has resulted, in changes to our customer base, workforce and board of directors’ composition. We will focus primarily on providing large enterprise customers with products and technologies as well as managed and professional services. We will also develop and provide enterprise-level managed services offerings via our network operations control centers. Our workforce is being grouped into individual profit centers, a model that is aimed at promoting profitability and accountability.

OUR STRATEGY

     Critical technology decisions are foremost to the success of any business. We are committed to providing our customers with quality service and leading-edge eBusiness solutions to offer them the competitive advantage they need to harness the power of the Internet, integrate their various business applications and processes and effect change. The company is organized into two division — Enterprise Integration Solutions and Technology Innovation Solutions.

Enterprise Integration Solutions—This division encompasses several product lines targeted at our mid- to large sized enterprise customers. We attempt to provide to our customer a full service partner approach including multiple lines of products, professional services, managed services, software and applications, bandwidth solutions and specialized corporate solutions such as video conferencing. Our ability to address the needs of our enterprise customers will be represented through: scale (people and resources), the breadth of our products and services offerings, the skill sets of our employees and the geographic scope of our operations.

Technology Innovation Solutions—This division represents:

•	our ability to participate on standards bodies which drive next generation application architectures and standards;

•	our ability and opportunity to identify technology gaps that cost our customers time, money and resources;

•	our strong relationships with large industry leaders willing to support our technology solutions developed; and

•	our ability to identify, develop, patent, license and support our technology solutions and products.

     Presently, we have developed, patented, and licenses several technology solutions that generate revenue for the Company. We remain interested in pursuing these opportunities organically and additional opportunities through merger and acquisition activities or through strategic partnerships.

PRODUCTS AND SERVICES

     We currently offer the following products and services:

•	Enterprise Solutions —Provide mid- to large-sized enterprise customers with leading eBusiness and data center infrastructure products from Sun Microsystems, Hewlett-Packard, Cisco, Oracle, Veritas, Network Appliance, iPlanet and StorageTek. We support these products by offering a senior professional services staff of certified engineers that provide advanced levels of services including but not limited to architecture, engineering, installations, storage area network design and implementation, platform migration services, content delivery and managed services offerings for customers who desire to outsource management of their data centers. Our focus is to design and implement highly reliable, available and scalable eBusiness and data center solutions, integrated into our customers’ existing core business systems to help them compete in the Internet economy.

•	Network Equipment Solutions —Provide mid- to large-sized enterprise customers with leading eBusiness and data center Network infrastructure products from Cisco. We support these products by offering a senior professional services staff of certified engineers that provide advanced levels of services including but not limited to architecture, engineering, installations, security design and implementation, migration services and advanced managed services offerings for customer who desire to outsource management our their networks. Our focus is to design and implement highly reliable, available and secure corporate network solutions.

•	Bandwidth Solutions —Provide mid- to large-sized enterprise customers with leading options from several bandwidth providers including AT&T, ELI and Genuity. We support our customers by providing definition, estimation and procurement services to attempt to minimize their communications costs.

•	Software Infrastructure Solutions —Provide mid- to large-sized enterprise customers with leading eBusiness and data center infrastructure products from iPlanet, Oracle, Veritas, and other leading enterprise applications offerings. We support these products by offering a senior professional services staff of certified engineers that provide advanced levels of services including but not limited to architecture, engineering, installations, programming and implementation, platform migration services and managed services offerings for customer who desire to outsource management our their data centers. Our focus is to design and implement highly reliable, available and scalable eBusiness and data center solutions, integrated into our customers’ existing core business systems to help them compete in the Internet economy.

•	Managed Services —Provide mid- to large-sized enterprise customers with managed services options ranging from basic systems monitoring, advanced applications level support and preventative maintenance to full data center management outsourcing while keeping their equipment housed in their own facilities. We provide these managed services from a centralized Network Operations Control Center (NOCC) supported by a senior staff of certified engineers that provide advanced levels of engineering and support. Our focus is to provide supplementary to full management support for our customers’ existing IT infrastructures at a higher quality and reduced cost.

•	Specialized Services —Provide mid- to large-sized enterprise customers with various other products & services options to better equip their companies with time, resource and cost saving technologies. Currently, we provide corporate video conferencing products, services and managed services options for our customers. Our focus is to provide these supplementary products, services and managed services to our customers at a high quality and reasonable cost.

SALES AND MARKETING

     Our sales and marketing objectives seek to position the Company as a leading provider of Information Technology Services. We distinguish ourselves by offering proven technology from a number of leading-edge vendors, providing veteran IT talent, and a fast and flexible approach toward implementation. Using a consultative approach, our sales team works to understand a customer’s needs, their critical business issues and their expectation for the timing of a remedy.

     As of June 18, 2000, we employed 52 persons in sales and marketing at offices located in Phoenix, Austin, Dallas, Houston, Tampa and Las Vegas.

Direct Sales Force

     We primarily market our services through a direct sales force to enterprise customers and governmental agencies. We intend to build our sales force in each location in which we operate in order to aggressively compete in the IT Services market. As we expand, our sales force will be structured along vertical markets, such as financial services, medical, entertainment, education and retail markets.

Indirect Channels

     Leveraging our close working relationships with our hardware and software vendors and with third-party application developers, and web design firms, our sales team is positioned to capture and exchange sales leads that combine the strength and effectiveness of our offerings.

Marketing

     Our marketing programs are designed to continually enhance the Company’s brand awareness and generate additional sales leads, especially as we expand the geographic scope of our physical presence. Our marketing strategy emphasizes co-marketing efforts launched in conjunction with our hardware and software vendor partners. Through conference and trade show participation, speaking engagements, networking events, and partnerships, we seek to establish ourselves as a leader within the Information Technology Services sector.

     Designed to focus nationally but execute regionally, each market has a specific budget with which to create additional lead generation and branding opportunities. Before an opportunity is considered, it must have the ability to:

•	Directly interface with our target audience

•	Track results against quantifiable sales metrics

•	Sustain results through long-term strategic relationships

CUSTOMERS

     Our targeted customer base is enterprise-level organizations, often referred to as ‘Fortune 500’ firms. The benefits we provide extend well beyond this primary focus, including a growing government sector (at the federal, state and local levels) providing us a broad base of customers in select vertical markets utilizing common underlying technologies.

     Information technology services (IT outsourcing, application and business process outsourcing, consulting and professional services engagements) typically represent non-core business activities, although the work we perform is strategic and highly sensitive to our customers’ needs. Through our close working relationships with vendors and other third-party solutions providers, we tend to provide customers with near-term consulting and systems integration work that yields long-term benefits, enhanced support, increased efficiency and lower cost.

COMPETITION

     While many companies compete for various aspects of our Information Technology Services, the overall market remains fragmented and highly competitive. IDC has estimated that the top-10 vendors collectively hold less than a 30% share of the global market for IT services.

•	IT Outsourcing. International Data Corporation has estimated the total market for information technology outsourcing to be $88 billion, growing 12-14% per year. IBM, EDS and CSC collectively hold about half of the total market share in IT outsourcing. The remaining half is highly fragmented and intensely competitive.

•	Application and Business Process Outsourcing. Application and business process outsourcing includes software applications — such as administrative, human resources, finance and sales & marketing — and supply chain management, credit card and claims processing, and payroll. We do not presently compete in this sector, but continue to review software and product introductions and merger and acquisition opportunities that may serve to provide our entry into this portion of the overall IT Services sector. Significant competitors in this sector include ADP, First Data, Ceridian and Administaff.

•	Consulting and Professional Services. International Data Corporation has estimated the total market for strategic consulting and professional services to be $154 billion, growing 12% per year. This market is substantially more fragmented than IT Outsourcing, with no one competitor holding more than 10% share of the total market. Significant competitors include IBM, KPMG Consulting, PricewaterhouseCoopers, Cap Gemini Ernst & Young and Accenture.

GOVERNMENT REGULATIONS

     We are not currently subject to significant government regulation applicable to our business. Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, pricing, encryption standards, consumer protection, e-commerce, taxation, copyright infringement and other intellectual property issues. We cannot predict the impact, if any, that any future regulatory changes or development may have on us. Changes in the regulatory environment relating to the Internet industry, could have a material adverse affect on us.

EMPLOYEES

     At June 18, 2001, we had a total of 152 full-time employees. None of our employees are subject to a collective bargaining agreement, and we believe our relations with our employees are good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we may not be able to identify, attract and retain such personnel in the future.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal offices in Phoenix, Austin, Dallas, and Las Vegas comprise approximately 60,000 square feet of leased office center space. The Company’s Internet data center facilities in Austin, Dallas, Tampa, Atlanta, and Phoenix, comprise approximately 100,000 square feet of leased data center capacity. Other properties in Austin, San Diego, Denver, and Chicago comprise approximately 85,000 square feet of leased space originally intended to facilitate the expansion of Aperian’s discontinued Web-hosting business. The Company is currently engaged in activities to dispose of its obligations to lease certain offices and its other properties. The Company formally announced its decision to sell all of its IDCs on May 10, 2001.

ITEM 3. LEGAL PROCEEDINGS

     In February 2001, legal proceedings were commenced in state court in Travis County, Texas against us by a former officer and two former employees claiming an entitlement to 80,000 common shares in the case of the officer and 2,333 shares in the case of the employees that had allegedly been orally promised by Jose Chavez, the chief executive officer of our predecessor company until April 1999. We believe that these claims are without merit and intend to vigorously defend the lawsuit. It is neither possible at this time to predict the outcome of any lawsuit, including whether we will be forced to issue common shares, or to estimate the amount or range of potential loss, if any. Damages demanded by the plaintiffs include the value of the shares based on the price of $135 per share, the high trading price during the year before the suit was filed, which plaintiffs allege approximates $33 million. We are not aware of any other material actions pending to which we are a party or to which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company’s common stock is traded on the Nasdaq National Market System under the symbol “APRN”. The table below shows the high and low bid prices of the common stock for the periods indicated. The bid prices reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions. The sources of the bid information are FinancialWeb.com. and Nasdaq-Online.com.

FISCAL YEAR ENDED MARCH 31, 2001	HIGH	LOW

First Quarter	$90.00	$19.50

Second Quarter	$30.00	$5.02

Third Quarter	$6.69	$.53

Fourth Quarter	$4.50	$.56

FISCAL YEAR ENDED MARCH 31, 2000

First Quarter	$32.25	$12.57

Second Quarter	$21.00	$11.25

Third Quarter	$22.32	$11.82

Fourth Quarter	$135.00	$17.64

HOLDERS

     As of March 31, 2001 there were approximately 3,000 stockholders of record of the common stock.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its common stock, and the Company currently intends to retain any future earnings to fund the development of its business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future. Future declaration and payment of dividends on its common stock, if any, will be determined in light of the then-current conditions, including the Company’s earnings, operations, capital requirements, financial conditions, restrictions in financing agreements, and other factors deemed relevant by the board of directors. As of June 18, 2000, there are 8,396,067 shares of Series A preferred stock outstanding as a result of the acquisition of Fourthstage Technologies, Inc. on April 9, 2001. The Series A preferred stock is senior to all other capital stock of the Company, including specifically the common stock and any other series or class of stock as may be designated by the board from time to time, in right of priority to distributions paid as dividends or otherwise. No dividends or other distribution with respect to any other series or class of capital stock of the Company shall be declared or paid prior to the declaration and payment in full of all cumulative dividends accrued as of the last day of the preceding quarter.

RECENT SALES OF UNREGISTERED SECURITIES

     No sales of unregistered securities occurred during the quarter ended March 31, 2001.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements, the notes to our financial statements and the other financial information contained elsewhere in this document. In addition to the historical information, this Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this document.

OVERVIEW

     As a result of the April 9, 2001 merger between Aperian, Inc. and Fourthstage Technologies, Inc., a privately held Arizona-based company, the Company has begun a transition from Aperian’s web-hosting and co-location business toward IT services, a business Fourthstage has demonstrated to be profitable and capable of producing positive cash flows in their fiscal year 2000 performance, which ended December 31, 2000. Much of this business transition has been completed since the merger.

     Going forward, the Company intends to provide IT Services to enterprise-level customers and governmental agencies. Aspects of Aperian’s former stand-alone business will be retained, such as the capabilities of its Network Operations Control Center, although the Company’s business will increasingly resemble the Fourthstage business. In the process, the Company will target a different set of customers, offering a different set of products and services than has formerly characterized its business. The Company will also establish a broader physical presence in the continental United States. Together, the Company now operates from offices in Phoenix, Arizona; Austin, Houston and Dallas, Texas; Atlanta, Georgia; Tampa, Florida; and Las Vegas, Nevada.

     In September 2000, shareholders approved the merger of our predecessor company, MSI Holdings, Inc., into Aperian, Inc. As part of this process each three shares of the predecessor company’s common stock were combined into one share of common stock, and the Company changed its state of incorporation from Utah to Delaware. All amounts below relating to common stock give effect to the three-to-one share combination.

     Over the course of the past 60 days, the Company’s board has approved the relocation of its headquarters to the main office of Fourthstage Technologies, Inc., in Phoenix. The board has also adopted a calendar-based fiscal year, which will result in a shortened year (“stub year”) over the remainder of calendar year 2001. Adoption of the change in name from Aperian, Inc. to Fourthstage Technologies, Inc. has been approved by the board and is pending shareholder approval at the Annual Meeting in August 2001.

RESULTS OF OPERATIONS

     Fiscal year 2001 represented the Company’s first full year of operations in the business of Internet connectivity, web-hosting and infrastructure outsourcing. Throughout most of calendar year 2000 we continued to grow our base of operations, adding data centers in Dallas, Texas; Atlanta, Georgia; and Tampa, Florida. This growth phase culminated in the opening of our fifth data center in Phoenix, Arizona in November 2000. As a result of this growth, there was a major emphasis in staffing additions at all personnel levels. Fundamentally, we operated in a capital and people intensive service business with significant economies of scale, which required that a substantial investment be made in the physical and human infrastructure of the business prior to turning cash flow positive.

     The nature of our business required us to establish and maintain strong working relationships with leading technology companies, such as Cisco Systems and Hewlett-Packard. In addition, we strived to enhance our brand awareness as we expanded our physical presence across the Southern United States. These efforts were hampered by our relatively small size and regional positioning that tended to exclude highly competitive markets, especially Washington, D.C. and Silicon Valley.

     To date, we have had limited revenues and have not shown a profit in our operations. The Company’s pursuit of growth via physical expansion into new geographic markets positioned us with a relatively high fixed-cost infrastructure. Once the infrastructure was established, revenues could be added with relatively small marginal costs. Accordingly, our growth plan depended on increased recurring revenues over time to compensate for the investment in the fixed-cost infrastructure. This plan was expected to result in profits after about eighteen months of operation at each IDC location.

     Our revenues approximated $5.8 million in fiscal year 2001, compared to approximately $1.8 million in fiscal year 2000. While this is a substantial increase in annual revenues, nearly all of the fiscal 2001 revenues were recorded during the first three quarters of our fiscal year. The fiscal year 2001 gross margin deficit totaled approximately $7.4 million, largely reflecting the Company’s high fixed costs and limited revenues from recently opened IDCs. Selling, general and administrative (SG&A) expenses totaled approximately $43.3 million for the year, as Company expenditures were made to recruit technical and support staff, and the Company engaged in a marketing campaign to enhance the brand awareness in the cities in which it engaged its business.

     During the Company’s expansion, two acquisitions were completed. OuterNet Connection Strategies (OuterNet), an

Austin-based professional services firm, was acquired in July 2000 for an aggregate purchase price of approximately $7.1 million, consisting of 333,333 shares of the Company’s common stock. The OuterNet acquisition was intended to broaden the revenue mix and increase margins by offering professional consulting and security services. In November 2000, we acquired Infinity Interactive (Infinity), an Austin-based shared web-hosting and co-location provider for consideration of approximately $450,000. By purchasing Infinity we expanded our shared web-hosing business and increased our customer base. The intent was to increase the margin earned on these shared web-hosting customers by migrating them over time to a more profitable set of services offered to our dedicated web-hosting customers. By year end, however, we determined the future worth of these businesses to be impaired, and the approximate $6.8 million of unamortized goodwill associated with both acquisitions was written off against earnings in the fourth quarter.

     For the year, we reported a net loss of $50.8 million, reflecting the combined effects of the Company’s negative gross margins, the selling, general and administrative expenses and the non-operating expenses incurred. On a per-share basis, we lost $3.96 per share for the year. Compared to the previous year, SG&A more than doubled showing an increase of approximately $24.3 million. Of the total, salaries and benefits increased approximately $2.1 million, reflecting the Company’s increased headcount due to the additional IDC locations and increased corporate services infrastructure. Advertising and marketing expenses increased approximately $4.0 million, largely reflecting the Company’s brand awareness campaign, which ended in the third quarter, as well as ongoing local marketing efforts in each of the five cities where its IDCs were located. Facility related expenses, reflecting occupancy and non-cash depreciation, increased approximately $3.9 million, again reflecting the Company’s geographic expansion outside of Austin, Texas. The Company recorded goodwill amortization of approximately $836 thousand for the fiscal year due to the acquisitions of OuterNet and Infinity. In addition, the Company recorded a goodwill writeoff of approximately $6.8 million thus expensing the unamortized goodwill resulting from the OuterNet and Infinity acquisitions. Other expenses, including travel, training, insurance, bad debt, property and sales taxes, and other administrative expenses, increased approximately $6.8 million reflecting both increased personnel-based and IDC-based expenses. The increase also includes a loss of approximately $750 thousand on the Company’s sale/leaseback agreement with TXU Energy Services. Non-operating expenses, reflecting interest and other income/expense decreased approximately $2.9 million due to the reduction in amortization of debt discount recorded in fiscal 2000.

     We incurred operating losses for all periods from inception through March 31, 2001. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely. As of March 31, 2001, we had federal net operating loss carryforwards of approximately $72.4 million, which can be used to offset future tax liabilities.

     During the Company’s fiscal fourth quarter, we experienced a significant deterioration in our customer base. Our recurring revenues were severely threatened and many of our receivables were deemed to be uncollectible. This is attributable to the fact that many of our customers were emerging Internet-based businesses with limited funding. These Internet-based companies found outsourcing of their IT infrastructure to be especially attractive relative to competing to hire a costly IT professional staff, and comprised a relatively high proportion of our overall customer base. Ultimately these companies experienced cash flow problems during the depression of the capital markets over the last year, and many were unable to pay us for the services we provided. As a result, at the beginning of the fourth quarter we adopted the policy of not recording revenues on accounts that were 90 or more days past due.

     During much of fiscal 2001, we found that given the tight financial markets, access to additional sources of capital at attractive rates was not available. In addition, debt or equity financing from strategic vendors or partners was also extremely limited beginning about May 2000. Our limited financial resources prevented further expansion of our market presence after the fifth data center was opened in November 2000. As a result, during the fourth quarter, in addition to continuing to seek sources of financing, we began to reduce expenses and sought potential merger partners both inside and outside the industry. However, most industry participants were in a similar financial condition as us. Many competitors had used debt financing to build a broader base of operations and faced the additional cash constraint of interest, and often principal, payments.

     On April 9, 2001, the Company completed a merger with Fourthstage Technologies, Inc. The merger combined Aperian’s infrastructure assets and managed services offerings with Fourthstage’s IT services business. Conceptually, Fourthstage provided on-site services to its customers that management believed would lead to a customer’s decision to outsource their IT infrastructure requirements into an Aperian IDC.

     During the initial sixty days following the announcement of the merger, the Company restructured its operations resulting in the termination of approximately 50% of the employees principally related to Aperian’s web-hosting business.

     In addition, Aperian’s former chief executive officer and chief operating officer resigned in May 2001, and the Company announced its intention to discontinue the infrastructure-based business that was Aperian’s stand-alone core business.

     The decision to divest Aperian’s business was reached after an assessment of the additional investments required to expand its limited physical scale to establish a presence in key markets. Reviewing the decline in revenues and a diminished expectation for future revenue growth led to the decision to focus exclusively on Fourthstage’s stand-alone business, targeting enterprise-level customers with IT Services. These customers were believed to be less impacted by disruptions in the overall economy, and long-term contracts are expected to provide a more predictable revenue base over time.

     The Company has incurred substantial losses and negative cash flows from operations. In addition, the Company has been informed by Hewlett-Packard (HP), its primary lender, that HP interprets certain provisions of the note in a manner that might preclude future borrowings and , if pursued by HP, could result in HP declaring the note to be in default. In addition, the Company will adopt the business model of its recent merger partner, Fourthstage Technologies, Inc. As a result of these factors, the Company will receive a going concern opinion in its March 31, 2001 Report of Independent Auditors. If the Company is unable to sell its IDCs, and thereby satisfy its $20 million obligation to HP, the Company may not be able to continue its operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced significant losses to date,primarily from the Aperian web-hosting business. Such losses will be significantly reduced with the sale of our five Internet data centers. Although we have reduced expenses significantly, we expect the combined Company to experience losses until the IDC sale is completed. The recently adopted Fourthstage business model has proven to be profitable while providing positive cash flow during its calendar year 2000 ended December 31. As a result, we anticipate losses will decrease significantly following the sale of the IDCs and the charges related to exiting Aperian’s discontinued business, and we expect to attain profitability on a monthly basis by September 2001.

     At March 31, 2001, our principal source of liquidity was approximately $12.6 million in cash and cash equivalents. This cash was raised primarily through a private placement of common stock that raised approximately $56 million during fiscal year 2000 and through the $20 million in borrowings from HP. As of March 31, 2001, our current liabilities were approximately $29.4 million, largely reflecting the Company’s $20.0 million note payable to HP. The Company is presently negotiating to assign the HP debt to the buyer(s) of the IDCs or the payoff of the debt upon the sale of the IDCs. Additionally current liabilities reflect an approximate $3.5 million capital lease obligation (current portion), primarily with Cisco Systems and CMC Corporation. Accounts payable and accrued liabilities totaled approximately $5.8 million at March 31, 2001.

     Management intends for the buyer(s) of its IDCs to assume responsibility for the obligations associated with the ongoing maintenance and operations of those facilities. Such an agreement, if consummated, would include the assumption of the Company’s IDC-specific accounts receivable, accounts payable, notes payable, and capital lease obligations. In essence much of the Company’s debt obligations will be assumed by the buyer with the sale of the IDCs. Such assumption will require the approval of the buyer’s credit worthiness by HP and certain other creditors.

     Net cash used in operating activities for the year ended March 31, 2001 was approximately $40.4 million, essentially reflecting the Company’s approximate $50.8 million net loss and a decrease in accounts payable of approximately $4.0 million. These amounts were offset in part by depreciation and amortization expense of approximately $4.5 million, a non-cash impairment charge on goodwill of approximately $6.8 million, loss on sale of equipment of approximately $1.0 million, and a $1.7 million increase in accrued liabilities. This compares to net cash used in operating activities for the year ended March 31, 2000 of approximately $5.2 million, which was primarily due to net losses offset in part by an increase in accounts payable, amortization of debt discount, common stock and options issued for compensation, and warrants issued as debt issuance costs.

     Net cash used in investing activities for the year ended March 31, 2001 was approximately $15.3 million, representing fixed asset purchases of approximately $15.3 million for the continued construction of IDCs. This compares to the net cash used in investing activities for the year ended March 31, 2000 of approximately $9.0 million, primarily due to capital expenditures for the Company’s IDCs in Austin and initial construction expenses for the IDCs in Dallas and Tampa.

     Net cash provided by financing activities for the year ended March 31, 2001 was approximately $19.5 million, primarily due to $20.0 million of proceeds from the financing arrangement with HP offset by payments on capital lease obligations of approximately $1.2 million. This compares to the net cash provided by financing activities for the year ended March 31, 2000, which was approximately $62.9 million, primarily due to approximately $56.5 million of proceeds from our issuance of common stock, approximately $4.5 million of proceeds from the exercise of stock options and warrants, approximately $4.1 million of proceeds from the issuance of notes payable, and approximately $527,000 of proceeds from the private placement of preferred stock. This was offset in part by approximately $2.4 million in repayments on a bank loan, notes payable, and capital leases.

     As of March 31, 2001 we had commitments under capital leases and under non-cancelable operating leases of approximately $11.7 million and approximately $45.3 million, respectively, through 2011.

     We intend to generate working capital through profitable operations subsequent to the IDCs being sold. We will fund all geographical expansion and any further investments through budgeted use of existing cash reserves generated from profitable operations. We believe our current estimated working capital (after the sale of the IDCs) and capital expenditure requirements can be met with existing cash and cash equivalents, cash from sales of services, and equipment financing lines of credit. We have been approached by several strategic investors to supply sources of additional working capital, but have chosen to delay the use of this avenue of obtaining capital which would result in dilution to our existing shareholders at this time.

     However, we may seek to raise additional funds through public or private financing, strategic relationships and other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows to support our operations or in raising capital in sufficient amounts on terms acceptable to us.

     If the Company is unable to sell its IDCs, and thereby satisfy its $20 million obligation to HP, the Company may not be able to continue its operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, (the “Interpretation”). The Interpretation provides guidance related to the implementation of APB No. 25. The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of awards, the Company must prospectively account for the impact of those changes. Adoption of the Interpretation did not have a material impact on the Company’s financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission (“SEC”) staff released Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes the Company’s current revenue recognition policies are materially consistent with this statement.

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, which deferred implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities until fiscal quarters of fiscal years beginning after June 15, 2000.

     SFAS No. 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company’s Consolidated Statement of Operations when they occur; however there is an exception for derivatives that qualify as hedges as defined by SFAS No. 133. If a derivative qualifies as a hedge, a company can elect to use “hedge accounting” to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative’s fair value.

     In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 138 adds to the guidance related to accounting for derivative instruments and hedging activities.

     This statement should be adopted concurrently with SFAS 133. The adoption of both SFAS No. 133 and 138 is not expected to materially impact the Company’s financial results.

RISK FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus before purchasing our common stock. You should also keep these risk factors in mind when you read the forward-looking statements. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

     If any of the following risks occur, our business, our quarterly and annual operating results or our financial condition could be materially and adversely affected. In that case, the market price of our common stock could decline or become substantially volatile, and you could lose some or all of your investment.

Risks Related to Our Business

     We are in the process of transitioning to a new business model, which is developing and may be based on inaccurate assumptions that could cause our revenues to decline.

     Following our merger with Fourthstage Technologies, Inc. (“Fourthstage”) on April 9, 2001, we decided to restructure our business to focus on providing architectures, infrastructures, professional services and product integration for enterprises conducting business over the Internet. Accordingly, we are discontinuing our businesses of operating Internet data centers, providing high-speed Internet access, co-location services and Web site hosting services. As part of this restructuring, we are in the process of implementing and integrating the Fourthstage business model, which is less capital intensive and is based on aligning the timing of costs and revenues, into our operations. The success of this transition depends on our ability to:

•	successfully implement and develop the business model, including in particular our ability to reduce our fixed costs and obligations by selling our Internet data centers, renegotiating contracts and by other means;

•	successfully develop and market new products and services, or differentiate our products and services from those offered by our competitors;

•	provide reliable and cost-effective services to new and existing customers;

•	respond to technological developments and new products and services offered by our competitors;

•	adapt to the needs of our customers; and

•	attract and retain qualified personnel.

     If we are not able to implement this business model successfully or adapt it to changes in the market, our business, results of operations and financial condition could be adversely affected.

     We have a limited operating history on which to base an evaluation of our combined operations with Fourthstage and our prospects for the future.

     We consummated the merger with Fourthstage on April 9, 2001. We are discontinuing our Internet data center business, which we began in late 1999 and which accounted for nearly all our operating revenues during fiscal 2001, and are transitioning to the Fourthstage business model. Fourthstage commenced operations in late 1999. Accordingly, we have a limited operating history on which an evaluation of our combined operations with Fourthstage can be based. Our prospects must be considered in light of the risks, expenses, difficulties and uncertainties frequently encountered by companies in the early stages of integration, such as:

•	the difficulty of integrating the operations, technologies, personnel and cultures of our two companies;

•	the potential disruption of the ongoing business of our companies;

•	the distraction of management of our companies from ongoing business concerns;

•	potential unknown liabilities associated with the merger of our companies; and

•	the potential disruption of our employee base.

     We cannot guarantee that any or all of the above risks, expenses, difficulties and uncertainties will not occur as a result of our merger and integration with Fourthstage. Nor can we guarantee that our integration with Fourthstage will be achieved successfully or as rapidly as we would like.

     We have a history of operating losses, and there are a number of uncertainties that affect whether and when we may become a profitable company.

     To date, we have had limited revenues and have not shown a profit in our operations. During fiscal 2001, our total revenues were $5.8 million of which a significant amount was attributable to lines of business that we have decided to discontinue. Fourthstage was profitable during 2000, with net income of approximately $129,000 and total revenues of approximately $8.2 million. The ability of our combined organization to achieve profitability in the future will depend on our ability to reduce our expenses related to the Aperian operations that are being discontinued while continuing and increasing the Fourthstage operations on a profitable basis. We have taken significant steps to reduce expenses both before and since our combination with Fourthstage, including the separation of approximately one half of our employees. Our ability to further reduce losses and to achieve profitability will depend on a number of factors including our ability to:

•	reduce costs through the sale of our Internet data centers;

•	negotiate terminations of leases which we no longer expect to use in connection with our business;

•	obtain a satisfactory resolution of our issues with Hewlett-Packard Company;

•	reduce our other costs efficiently;

•	terminate services and write off bad debt attributable to an increasing number of non-paying customers;

•	integrate our two companies and transition to a new business model; and

•	develop and market our Internet-based products and services to enterprise customers.

     As of March 31, 2001, our accumulated deficit was approximately $96.8 million. Approximately $12.9 million of the accumulated deficit relates to preferred stock discounts and dividends. Approximately $83.9 million of the deficit relates to losses from operations. If we fail to achieve significant increases in our revenues as a result of our transition to a new business model, the size of our operating losses may be larger than expected. We may never achieve profitability or generate positive cash flows from operations. If we do achieve profitability or positive cash flows from operations in any period, we may not be able to sustain or increase profitability or positive cash flows on a quarterly or annual basis. If we are unable to achieve profitability or sustain it, we may have to discontinue operations.

     Our relationship with Hewlett-Packard Company is critical to our future growth and success.

     Our ability to raise capital to fund our operations is critical to our success. A key part of our financing plan has been a financing arrangement we entered into in August 2000 with Hewlett-Packard Company (HP) under which HP has agreed, subject to the fulfillment of certain conditions, to lend us up to $40 million. Under the convertible secured promissory note that we entered into with HP, we are required to use at least 50% of the proceeds of the borrowings to purchase HP products, support and services, with the remainder to be used for other equipment and services. The note is secured by security interests in the HP equipment as well as the other equipment that we purchase with the proceeds of the loans. During September and November 2000, we borrowed $20 million under this financing arrangement. Future borrowings are subject to conditions relating to our financial performance. We did not satisfy the conditions for additional borrowings during the quarter ended March 31, 2001. During discussions relating to future borrowings, HP informed us that it interprets certain provisions of the note in a manner that might preclude future borrowings and, if pursued by HP, could result in HP’s declaring the note to be in default. We have discussed with HP possible means by which we can resolve our differences and believe that we have reached an agreement in principal under which we would not make further borrowings from HP but which clarify that no defaults exist under the note. We are unable to assure you that we will, in fact, be able to agree to and execute definitive documents with HP. If HP were to declare the note to be in default, our ability to continue operations would be jeopardized. In addition, because any sale of our Internet data centers would include the sale of collateral that secures the note, the failure to resolve our differences with HP could jeopardize our ability to sell our Internet data centers. This in turn would significantly hinder our ability to reduce costs and continue as a going concern.

     Some of our customers are emerging Internet-based businesses that have not paid us for our services, which will result in a substantial reduction in our revenues in the fourth quarter and may have continuing additional effects.

     A substantial portion of our monthly recurring revenue during the first nine months of fiscal year 2001 was derived from customers that we classify as emerging Internet-based businesses. A number of these customers have failed, and the unproven business models of other customers and the current unavailability of capital, makes the continued viability of these customers uncertain. As a result, revenues since December 31, 2000 have been adversely affected, and fourth quarter 2001 revenues reflect a significant reduction from prior quarters. The financial difficulties of emerging Internet-based businesses primarily affects our Internet data center business and therefore could adversely affect the terms on which we are able to sell our Internet data centers. The Fourthstage business model to which we are transitioning does not target emerging businesses as prospective customers. However, to the extent that we engage in business transactions with emerging Internet-based businesses in the future, either as customers or as suppliers of technologies, our business and financial results could be harmed if such businesses experience financial or other difficulties.

     We have had recent changes in personnel, including our management team, and current management may be unable to lead us into profitability.

     Our recent merger with Fourthstage and subsequent restructuring has resulted in significant changes to our management team. This team has not had the opportunity to work together in the past, and we cannot assure you that it will work together efficiently. Furthermore, there is no assurance that the new management team:

•	will be able to successfully implement our new and developing business model;

•	will be able to meet the needs of new and existing customers; or

•	will lead us into profitability.

     We would experience significant cash flow difficulties and general financial harm if our shareholders do not approve the conversion of preferred stock that we issued to Fourthstage in connection with the merger of our two companies.

     Under the terms of our merger agreement with Fourthstage, we issued 8,396,067 shares of our Series A 18% Cumulative Convertible Redeemable Preferred Stock to shareholders of Fourthstage. Any time after July 15, 2002, the Fourthstage shareholders may exercise their right to redeem the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the Fourthstage shareholders are entitled to receive an amount in cash per share equal to the greater of (a) $1.1703 plus any compounded dividends or (b) the average of the daily closing prices of our common stock as reported by The Nasdaq National Market System during the ten (10) trading days preceding the date of the first annual meeting of shareholders following the issue date of the Series A Preferred Stock, which meeting is currently scheduled for August 15, 2001, plus all accrued but unpaid dividends up to the date of redemption. This Series A Preferred Stock will be automatically converted into shares of our common stock upon approval by our stockholders of such conversion. If our shareholders approve the conversion of the Series A Preferred Stock, the Fourthstage shareholders will not be entitled to receive any accrued but unpaid dividends on the Series A Preferred Stock that would otherwise be payable to them. Thus, if our stockholders do not approve the conversion of the Series A Preferred Stock and the Fourthstage shareholders elect to redeem such stock, we would be forced to make a significant outlay of cash thus resulting in immediate cash flow difficulties and a significant depletion of our financial resources.

     We have issued a significant number of stock options which, when and if exercised, would result in a significant increase in the number of shares outstanding thus resulting in immediate and substantial dilution of your investment.

     As of May 31, 2001 we have approximately 4.3 million stock options outstanding under our 2000 Stock Incentive Plan and 2000 Stock Option Plan and commitments to issue approximately 2.6 million to Fourthstage employees and recent hires. Approximately 2.4 million of these options have exercise prices of $5 or less and are or will become exercisable by December 31, 2001. Any shares issued may be sold freely under our registration statements on Form S-8. As of May 31, 2001, there were approximately 16.2 million shares of our common stock outstanding. If all of the stock options that vest by December 31, 2001 and have exercise prices of $5 or less were to be exercised, there would be approximately 18.6 million shares of our common stock outstanding representing an increase of approximately 15%. If the proposal to convert our preferred stock is approved, the number of outstanding shares of common stock would be approximately 24.6 million shares outstanding, and exercise of these options would increase this number to 27 million, representing an increase of approximately 10%. As a result, holders of our common stock may experience a substantial dilution upon exercise of these stock options.

     Our operating results have fluctuated widely and we expect this to continue.

     We have experienced significant fluctuations in our results of operations in different periods. We expect these fluctuations to continue, especially since sales under the Fourthstage business model vary widely depending on the timing of significant sales. Because of these fluctuations, comparisons of our results of operations from period to period are not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, many of which are outside of our control. The following factors could affect our results of operations:

•	demand for and market acceptance of our services;

•	reliable continuity of service and network availability;

•	customer retention and satisfaction;

•	the timing, magnitude and integration of acquisitions of complementary businesses and assets;

•	the timing of customer installations;

•	the provision of customer discounts and credits;

•	the mix of products and services we sell;

•	the timing and success of marketing efforts;

•	new product and service introductions by us and our competitors;

•	the introduction of new Internet and networking technologies by third parties;

•	changes in our pricing policies and those of our competitors; and

•	general economic conditions.

     In addition, a relatively large portion of the expenses related to our discontinued Internet data center business are fixed, particularly our expenses for telecommunications capacity, depreciation, interest and personnel. Therefore, as long as we continue to own this business, our results of operations will be particularly sensitive to fluctuations in revenues.

     If we do not compete effectively, particularly against established participants with greater financial and other resources than ours, our business will not grow, which will make our services less attractive to our existing and prospective customers.

     The market for Internet-based business technologies, managed services and product integration is extremely competitive and subject to rapid change. Moreover, it is characterized by few barriers to entry. We expect to encounter increased competition in the future as a result of increased consolidation and strategic alliances in the industry. In addition, we expect increasing competition from new market entrants as well as foreign service providers that are increasingly beginning to compete in the United States. The principal competitive factors in our market include:

•	ability to deliver services when requested by the customer;

•	Internet system engineering and other expertise;

•	customer service;

•	variety of services offered;

•	broad geographic presence;

•	pricing and value;

•	ability to maintain and expand distribution channels;

•	brand name recognition;

•	timing of introductions of new services; and

•	financial resources.

     If we are unable to compete successfully, we would experience a loss in customers and the revenues that accompany that lost business. Many of our existing competitors have, and potential competitors may have or have access to, greater financial and other resources, more customers, a larger installed network infrastructure, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop and expand their product and service offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their offerings, pursue acquisitions, strategic alliances and other opportunities more readily and adopt more aggressive pricing policies. If we are unsuccessful in marketing our products and services to enterprises and service providers, or if we fail to expand our capacity to meet increasing demand or to competitively price or expand our services, we could lose many potential customers and suffer significant operating losses.

     The success of our business depends on the overall demand for information technology and related services, and Internet-based business technologies and services in particular.

     Our success largely depends on the growth of overall demand for information technology and related services, particularly in the market for Internet system and network solutions required by enterprises with mission-critical Internet operations. Our business is affected by general economic and business conditions throughout the world. A softening of demand for Internet-based business technologies and services caused by a weakening of the global economy in general, and/or the U.S. economy in particular, could hinder our growth and result in a decrease of our revenues. Furthermore, if certain new business models or lines of business that depend on the Internet fail to succeed, our business could be adversely affected.

     If we do not respond effectively and on a timely basis to rapid technological changes, our services may become obsolete and we would probably lose customers and be unable to attract new ones.

     Internet-based business technology is characterized by rapid technological developments and frequent new product and service introductions and enhancements. The introduction of new products or technologies could render our product or service offerings obsolete, thereby requiring us to spend more than we currently anticipate in future periods in order to train our employees, remain competitive, retain our existing customers and attract new ones. Similarly, technological developments could reduce the cost or increase the supply of services similar to those that we provide or plan to provide, which could result in lower than expected revenues in future periods. We may not be able to:

•	recruit and retain a highly-skilled workforce;

•	anticipate or adapt to these new products or technologies on a timely and cost-effective basis;

•	obtain the necessary funds to develop or acquire new technologies or products needed to compete; or

•	address the increasingly sophisticated and varied needs of our current and prospective customers.

     Our ability to compete could be jeopardized if our products and services do not properly operate with the existing or future equipment of our customers.

     We believe that our ability to compete successfully is dependent upon the continued compatibility of our product and service offerings with products, services, infrastructures and architectures offered by others, particularly our enterprise and service provider customers. Although we often work with our customers in testing newly developed products, these products may not be compatible with our Internet-based business technologies. In addition, although we currently intend to support emerging standards, there can be no assurance that industry standards will be established or, if they become established, that we will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Our competitive position would be adversely affected if we fail to conform to the prevailing standards, or if common standards fail to emerge.

     Competition for qualified personnel is intense and we may not be able to attract and retain the personnel we need in each of the critical areas of our business.

     Our future success depends on our ability to identify, hire and retain highly qualified technical, sales, marketing and customer service personnel. The competition for such personnel throughout our industry is intense. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to attract and retain qualified personnel, our ability to compete will suffer.

     If we are unable to maintain our relationships with third party suppliers, we may have difficulty providing our services and products.

     We depend on third party equipment and software vendors and service providers to supply key components of our advanced e-Business architectures, infrastructures and services. These vendors include Sun Microsystems, Hewlett-Packard, Oracle, Veritas, Cisco Systems, Network Appliance and StorageTek. If we are unable to obtain these key components on a timely basis and at an acceptable cost, we would be forced to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment. As a result, we could lose many of our customers and our business would be jeopardized. Furthermore, if we are unable to maintain or replace our relationships with these key vendors, we will be unable to provide our current level of services to our customers. This would cause our revenues and our earnings to decline.

     System failures could disrupt our services causing us to lose customers and realize significant operating losses.

     Our Internet data center operations have depended, and our managed services business will continue to depend, on our ability to avoid and mitigate any damages to our customers from natural disasters, power losses, capacity limitations, physical or electronic breaches of security, software defects, telecommunications failures and intentional acts of vandalism, including sabotage and computer viruses. Our target market is particularly sensitive to such service interruptions and failures. Our failure to avoid and/or mitigate interruptions in service or performance problems could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. Additionally, because many of our services are critical to the businesses of many of our customers, any significant interruption in our service could result in lost profits or other loss to our customers. We have not yet implemented a disaster recovery plan or have any secondary off-site systems. Thus, even though we do carry business interruption insurance, we could in turn be exposed to significant financial losses and liability.

     We may be liable for defects or errors in the products and services that we develop or deploy.

     We develop and deploy both internally developed and third party products and services for our customers. Many of these products and services are critical to the operations of our customers’ businesses. Any defects or errors in these technologies or products could result in:

•	delayed or lost customer revenues;

•	adverse customer reaction toward our business;

•	negative publicity;

•	additional expenditures to correct the problem; and

•	legal claims against us.

     We attempt to manage these risks by requiring our customers to rely on third party warranties when applicable. In other cases, we contractually limit our warranties and available remedies. Claims may nevertheless be made against us. These claims may not be adequately covered by insurance, may result in significant losses and, even if defended successfully, may raise our insurance costs.

     Third party infringement claims against our technology suppliers, our customers or us could result in disruptions of service, the loss of customers or costly and time-consuming litigation.

     We license or lease many of the technologies used in the services that we offer. Our technology suppliers may become subject to third-party infringement claims, which could result in their inability or unwillingness to continue to license their technology to us. We and our customers could be subject to third-party infringement claims as the number of enterprises conducting business over the Internet grows along with the number of third-party service providers for such businesses. We cannot guarantee that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement claim as to our technologies or services, regardless of its merit, could result in delays in service, installation or upgrades, and the loss of customers or costly and time-consuming litigation. In addition, third parties may change the terms of their license agreements in ways that would prevent us from using technologies licensed from them on commercially reasonable terms or that would prevent us from using them at all. We may not be able to replace those technologies with technologies that have the same features or functionality on commercially reasonable terms or at all.

     Our competitive position would be harmed if we are unable to protect our intellectual property rights.

     Our business includes the design, development, licensing and marketing of enterprise applications technologies and software for use by our customers. We rely on a combination of copyright, patent, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. Despite the precautions we take to protect our intellectual property, we have little patented technology that would preclude or inhibit competitors from entering our market. Although we have entered into confidentiality agreements with our employees, contractors, suppliers, distributors and appropriate customers to limit access to and disclosure of our proprietary information, it may be possible for a third-party to copy or otherwise misappropriate and use our technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States. It may also be possible for our competitors to develop substantially equivalent or superior technology independently. If competitors are able to use our proprietary technology or develop similar technology, our ability to compete effectively could be seriously harmed. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources.

     Our possible exposure to claims alleging violation of trade secrets may cause unexpected legal expenses and divert management resources.

     Members of our current management team previously worked for technology companies with whom they may have had employment contracts. Such contracts typically include confidentiality provisions. As a result, our management team or we could be subject to claims alleging violation of trade secrets, breach of contract or unfair competition. If brought, such claims could distract our management and employees from their duties and require reallocation of our resources. Moreover, if such claims against us are successful, our ability to use technology we need to conduct our business could be hindered. Additionally, liability and defense costs that we incur as a result of these claims could increase our expenses and adversely affect our ability to compete.

Risks Related to Our Industry

     Our future growth and success will depend on our ability to obtain access to capital markets, and we may not successfully obtain this access.

     In the technology industry, access to capital markets is limited and is characterized by intense competition. Our future ability to expand the scope of the products and services that we offer to our customers and to conduct the requisite research and development will depend in large part on our ability to obtain additional financing. If we are unable to obtain such financing, or if such financing is available only on terms that are not favorable to us, a significant portion of our cash flow from operations will be dedicated to servicing our debt obligations and will not be available for other business purposes. This in turn will make us more vulnerable to economic downturns and competitive pressures, and our prospects for future success would be significantly jeopardized. Further, if we are required to raise funds through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any new equity securities may have rights, preferences or privileges senior to those of our common stock.

     Our business will suffer if Internet use does not continue to increase or if the Internet fails to perform reliably.

     Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has increased rapidly in recent years. Our success depends in part on continued growth in the use of the Internet, and demand for our services could be reduced if the market for business-related Internet services fails to develop further. Internet usage and growth may be inhibited for a number of reasons such as:

•	inadequate network infrastructure;

•	security concerns;

•	uncertainty of legal and regulatory issues concerning the use of the Internet;

•	inconsistent quality of service;

•	lack of availability of cost-effective, reliable high-speed service; and

•	failure of Internet use to expand internationally.

     If Internet usage does not grow at the rates that we presently anticipate, our business, financial condition and results of operations could be materially and adversely affected.

     Internet security concerns may hinder the development of electronic commerce and demand for our products and services.

     A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. We may be required to expend significant capital and other resources to protect against, or to alleviate problems caused by, security breaches. Despite our efforts, we may not be successful in maintaining information as confidential or adequately safeguarding our customers’ networks. Someone who is able to circumvent our security measures could misappropriate proprietary information or cause disruptions in our operations and those of our customers. Such a compromise of security could result in claims against us, which could be successful. These claims, regardless of their ultimate outcome, could result in costly litigation and adversely affect our ability to attract and retain customers.

     The regulation of the Internet is unsettled and future regulations could adversely affect our operating costs and business.

     Our business may be adversely affected by the adoption of laws and regulations in the United States or abroad that apply generally to commerce and communication over the Internet, including laws or regulations relating to intellectual property, telecommunications, privacy, consumer protection, taxation and dissemination of unlawful or otherwise disfavored content. The adoption or consideration of additional legislation or regulation affecting the Internet could inhibit the continued growth of the Internet or decrease its acceptance as a commercial medium, impose additional operating and other costs on us, expose us to greater potential liability from regulatory actions or private legal proceedings or otherwise adversely affect our business operations or performance. We cannot predict the impact, if any, that future laws and regulations relating to the Internet or legal or regulatory changes may have on our business.

ITEM 7. FINANCIAL STATEMENTS

     The information for this Item is included beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Items 9 through 12 is incorporated by reference from our definitive Proxy Statement, which involves the election of directors, in accordance with General Instruction E to the Annual Report on Form 10-KSB. Such definitive Proxy Statement shall be filed with the Securities and Exchange Commission not later than July 29, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

EXHIBIT NO.	EXHIBIT DESCRIPTION	LOCATION

3.1	Amended and Restated Certificate of Incorporation (1)	Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed September 11, 2000 (File No. 0-8146)

3.2	Amended and Restated Bylaws of Registrant (1)	Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-1846)

4.0	Specimen of Securities (1)	Incorporated by reference to Exhibits No. 1 of Registrant’s Form 8-A/A Registration Statement filed October 10, 2000 (File No. 0-8146)

4.1	Certificate of Designation of Preferences and Rights of Series A 18% Cumulative Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-1846)

10.1	MMH Investments, Inc. settlement and release agreement, dated October 15, 1999 (1)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.2	Entrepreneurial Investors, Ltd. and Equity Services, LTD settlement agreement, dated February 1, 2000 (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.3	Cisco Systems Capital Corporation master agreement to lease equipment, dated January 24, 2000 (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.4	Robert Hersch employment agreement, dated October 1, 1999 (1)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.5	Robert Gibbs employment agreement, dated June 29, 1999 (1)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.5.1	Robert J. Gibbs Employment Agreement dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.36.1 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.5.2	Robert J. Gibbs Amended and Restated Restricted Stock Award dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.36.21 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.5.3	Robert J. Gibbs Employment Agreement dated as of April 6, 2001 (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.5.4	Advisory Agreement dated as of May 1, 2001 between the Company and Robert J. Gibbs (2)	Exhibit 10.5.4

10.6	Form of GTE Internetworking Direct Connect agreement (1)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.7	Form of bridge financing warrant to purchase common stock (1)	Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.8	Form of private equity unit financing registration rights agreement (1)	Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

EXHIBIT NO.	EXHIBIT DESCRIPTION	LOCATION

10.9	Form of private equity financing warrant to purchase common stock (1)	Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.10	Master Agreement for Internetworking Services between GTE and Registrant, dated May 29, 1998 (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.11	Service Schedule Internet Advantage Connection Services between GTE and Registrant, dated May 29, 1998 (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.12	Service Schedule Consulting Services between GTE and Registrant, dated October 15, 1998 (1)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.13	Amendment One to Service Schedule Consulting Services between GTE and Registrant, dated November 13, 1998 (1)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.14	Employment Agreement effective as of March 24, 1999, between Roger M. Lane and Registrant (1)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.15	Lease Agreement for Facilities, dated August 12, 1998 (1)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.16	Sublease dated July 27, 1998 between GTE Intelligent Network Services, Inc and Registrant (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.17	Purchase Order dated May 29,1998 For GTE Internetworking’s Internet Advantage Version 5.1 (Quote Number 38561.9719.1) (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.18	Purchase Order dated September 30, 1998 for GTE Internetworking’s Internet Advantage Version 6.0 (Quote Number 76512.9719.1) (1)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.19	Master Agreement for Internetworking Services dated May 29, 1998 between GTE Internetworking and MSI (1)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.20	Quotation for GTE Internetworking Dialinx Service dated October 29, 1998 between GTE Internetworking and MSI (1)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.21	Basic Agreement between Siemens Nixdorf Information Systems, Inc. and MSI (1)	Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.22	Addendum to Lease Agreement on 501 Waller Austin, Texas dated June 6, 1998 Between WBH, Ltd. and MSI (1)	Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.23	MCI WorldCom On-Net Voice Agreement, dated April 19, 2000 (1)	Incorporated by reference to Exhibit 10.34 of Registrant’s From 10-KSB filed June 29, 2000 (File No. 0-8164)

10.24	Purchase Agreement between Registrant and certain investors, dated February 15, 2000 (1)	Incorporated by reference to Exhibit 10.35 of Registrant’s From 10-KSB filed June 29, 2000 (File No. 0-8164)

10.25	Merger Agreement dated as of July 13, 2000, relating to OuterNet Connection Strategies, Incorporated (1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed August 3, 2000 (File No.0-8164)

10.26	Note Purchase Agreement effective as of August 3, 2000 between Registrant and Hewlett-Packard Company (1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed August 9, 2000 (File No.0-8164)

10.27	Convertible Secured U.S. $40,000,000 Note dated August 3, 2000 (1)	Incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed August 9, 2000 (File No.0-8164)

10.28	Registration Rights Agreement made as of August 3, 2000 between Registrant and Hewlett-Packard Company (1)	Incorporated by reference to Exhibit 4 of Registrant’s Form 8-K filed August 9, 2000 (File No.0-8164)

10.29	Registrant’s Amended and Restated 2000 Stock Option Plan (2)	Exhibit 10.29

10.30	Registrant’s Amended and Restated 2000 Stock Incentive Plan (1)	Incorporated by reference to Exhibit 4.1 of Registrant’s registration statement on Form S-8 filed October 20, 2000 (File No. 333-48386)

EXHIBIT NO.	EXHIBIT DESCRIPTION	LOCATION

10.31	Wayne A. Irwin Employment Agreement dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.37.1 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.31.1	Wayne A. Irwin Amended and Restated Restricted Stock Award dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.37.2 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.31.2	Wayne A. Irwin Employment Agreement dated as of April 6, 2001 (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.31.3	Advisory Agreement dated as of May 1, 2001 between the Company and Wayne A. Irwin (2)	Exhibit 10.31.3

10.32	Form of Amended and Restated Stock Award dated as of October 30, 2000 between Aperian and certain officers	Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.33	Separation Agreement dated as of January 16, 2001 between Aperian and Christopher Brickler	Incorporated by reference to Exhibit 10.39.1 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.33.1	Advisory Agreement effective February 1, 2001 between Aperian and Christopher Brickler	Incorporated by reference to Exhibit 10.39.2 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.33	Agreement and Plan of Merger, dated as of April 6, 2001, among Fourthstage Technologies, Inc., Registrant, Aperian Merger Corporation, Inc., and the stockholders of Fourthstage Technologies, Inc. (1)	Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.35	Registration Rights Agreement dated as of April 6, 2001 between Registrant and Fourthstage Technologies, Inc. (1)	Incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.36	Employment Agreement dated as of April 6, 2001 between Registrant and Kevin Craig (1)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.36.1	Termination of Employment Agreement dated as of April 6, 2001 between Registrant and Kevin Craig (2)	Exhibit 10.36.1

23.1	Consent of Ernst & Young LLP (2)	Exhibit 23.1

(1)	Previously filed with the Securities and Exchange Commission and incorporated by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934.

(2)	Filed herewith.

b. Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APERIAN, INC.

Date: June 28, 2001	By:	/s/ Kevin Craig

Kevin Craig, President and

Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Joe Tippens Joe Tippens	Director	June 28, 2001

/s/ Davinder Sethi Davinder Sethi	Director	June 28, 2001

/s/ Mark Weiss Mark Weiss	Director	June 28, 2001

/s/ David Ghermezian David Ghermezian	Director	June 28, 2001

/s/ Kevin Craig Kevin Craig	President, Chief Executive Officer, and Director	June 28, 2001

/s/ Douglas W. Banister Douglas W. Banister	Vice President & Chief Financial Officer	June 28, 2001

/s/ Elizabeth Montoya Elizabeth Montoya	Vice President & Controller	June 28, 2001

APERIAN, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Aperian, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Aperian, Inc. (the “Company”) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aperian, Inc. at March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company’s primary lender has asserted that the Company has violated certain covenants of loan agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

May 25, 2001

APERIAN, INC.
Consolidated Balance Sheets

	March 31

	2001	2000

ASSETS

Current assets
Cash	$12,584,949	$48,759,109

Accounts receivable —trade	848,777	489,074

Accounts receivable —affiliates	—	383,197

Other current assets	684,508	413,647

Total current assets	14,118,234	50,045,027

Property, plant, and equipment, net	34,137,917	10,930,428

Restricted cash	690,000	—

Other assets	504,230	196,158

TOTAL ASSETS	$49,450,381	$61,171,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable —trade	$2,910,547	$6,021,000

Other accrued expenses	2,914,761	584,195

Current maturities of notes payable	20,025,380	504,818

Current portion of obligations under capital leases	3,504,193	283,751

Total current liabilities	29,354,881	7,393,764

Long-term liabilities
Notes payable	58,857	—

Obligations under capital leases	8,181,140	826,066

Deferred rent	1,414,182	709,500

Total long-term liabilities	9,654,179	1,535,566

Commitments and Contingencies	—	—

Total liabilities	39,009,060	8,929,330

Stockholders’ equity:

Convertible preferred stock Series E;
$30.00 stated value; 157,500 authorized; 0 shares in 2001 and 1,000 shares in 2000 issued and outstanding	—	30,000

Common stock at $0.01 par value;
75,000,000 shares authorized; 13,559,953 shares in 2001 and 12,165,929 shares in 2000 (excluding 1,696 shares in 2001 and 2000 held in treasury) issued and outstanding	135,600	121,659

Shareholder receivable	—	(500,000)

Deferred compensation	(2,816,607)	(238,312)

Additional paid-in-capital	109,915,809	98,816,512

Accumulated deficit	(96,793,481)	(45,987,576)

Total stockholders’ equity	10,441,321	52,242,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,450,381	$61,171,613

See accompanying notes.

APERIAN, INC.
Consolidated Statements of Operations

	Year Ended March 31

	2001	2000

Revenues	$5,816,685	$1,752,012

Cost of goods sold	13,240,924	1,703,414

Gross (deficit) margin	(7,424,239)	48,598

Selling, general and administrative expenses:

Sales and marketing	9,281,640	4,938,140

General and administrative	26,469,778	14,128,039

Goodwill amortization	836,152	—

Goodwill impairment and other	6,735,494	—

Total selling, general and administrative expenses	43,323,064	19,066,179

Operating loss	(50,747,303)	(19,017,581)

Interest income	1,677,842	—

Interest expense	(1,736,444)	(2,990,232)

Net loss	$(50,805,905)	$(22,007,813)

Preferred stock dividends and stock discounts	—	(2,025,527)

Net loss to common stockholders	$(50,805,905	$(24,033,340)

Basic and diluted net loss per share	$(3.96)	$(3.03)

Basic and diluted weighted average shares outstanding	12,831,319	7,942,719

See accompanying notes.

APERIAN, INC.
Consolidated Statements of Stockholders’ Equity

	Preferred		Preferred
	Series B		Series D

	Shares	Amount	Shares	Amount

Balance at March 31, 1999	400,000	$2,120,000	196,340	$2,081,204

Preferred stock issuance	—	—	—	—

Preferred stock conversion to common stock	(400,000)	(2,120,000)	(196,340)	(2,081,204)

Issuance of common stock	—	—	—	—

Common stock issued for convertible debt	—	—	—	—

Beneficial conversion discount	—	—	—	—

Common stock issued as preferred stock dividends	—	—	—	—

Common stock and stock options issued as compensation to employees	—	—	—	—

Common stock, stock options and warrants issued as compensation to non-employees	—	—	—	—

Common stock warrants issued in connection with debt	—	—	—	—

Common stock options exercised	—	—	—	—

Common stock warrants exercised	—	—	—	—

Treasury stock	—	—	—	—

Net loss	—	—	—	—

Balance at March 31, 2000	—	$—	—	$—

Amortization of deferred compensation	—	—	—	—

Preferred stock conversion to common stock	—	—	—	—

Common stock options exercised	—	—	—	—

Issuance of restricted common stock

Issuance of common stock	—	—	—	—

Common stock issued as compensation to non-employees	—	—	—	—

Common stock warrants exercised	—	—	—	—

Common stock issued in acquisition of OuterNet	—	—	—	—

Repayment of shareholder receivable	—	—	—	—

Purchase of fractional shares	—	—	—	—

Net loss	—	—	—	—

Balance at March 31, 2001	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Preferred		Preferred Stock
Series E
Subscribed

	Shares	Amount	Shares	Amount

Balance at March 31, 1999	146,252	$4,387,560	(20,000)	$(600,000)

Preferred stock issuance	—	—	20,000	600,000

Preferred stock conversion to common stock	(145,252)	(4,357,560)	—	—

Issuance of common stock	—	—	—	—

Common stock issued for convertible debt	—	—	—	—

Beneficial conversion discount	—	—	—	—

Common stock issued as preferred stock dividends	—	—	—	—

Common stock and stock options issued as compensation to employees	—	—	—	—

Common stock, stock options and warrants issued as compensation to non-employees	—	—	—	—

Common stock warrants issued in connection with debt	—	—	—	—

Common stock options exercised	—	—	—	—

Common stock warrants exercised	—	—	—	—

Treasury stock	—	—	—	—

Net loss	—	—	—	—

Balance at March 31, 2000	1,000	$30,000	—	$—

Amortization of deferred compensation	—	—	—	—

Preferred stock conversion to common stock	(1,000)	(30,000)	—	—

Common stock options exercised	—	—	—	—

Issuance of restricted common stock

Issuance of common stock	—	—	—	—

Common stock issued as compensation to non-employees	—	—	—	—

Common stock warrants exercised	—	—	—	—

Common stock issued in acquisition of OuterNet	—	—	—	—

Repayment of shareholder receivable	—	—	—	—

Purchase of fractional shares	—	—	—	—

Net loss	—	—	—	—

Balance at March 31, 2001	—	$—	—	$—

See accompanying notes.

APERIAN, INC.
Consolidated Statements of Stockholders’ Equity (Continued)

	Common Stock		Deferred
	Shares	Amount	Compensation

Balance at March 31, 1999	4,872,874	$48,728	$—

Preferred stock issuance	—	—	—

Preferred stock conversion to common stock	2,471,973	24,720	—

Issuance of common stock	3,570,826	35,708	—

Common stock issued for convertible debt	112,066	1,121	—

Beneficial conversion discount	—	—	—

Common stock issued as preferred stock dividends	4,600	46	—

Common stock and stock options issued as compensation to employees	5,475	55	(238,312)

Common stock, stock options and warrants issued as compensation to non-employees	75,067	751	—

Common stock warrants issued in connection with debt	—	—	—

Common stock options exercised	62,617	626	—

Common stock warrants exercised	992,217	9,922	—

Treasury stock	(1,696)	(17)	—

Net loss	—	—	—

Balance at March 31, 2000	12,165,929	$121,659	$(238,312)

Amortization of deferred compensation	—	—	238,312

Preferred stock conversion to common stock	3,333	33	—

Common stock options exercised	16,050	161	—

Issuance of restricted common stock	986,000	9,860	(2,816,607)

Issuance of common stock	14,285	143	—

Common stock issued as compensation to non-employees	4,055	41	—

Common stock warrants exercised	40,000	400	—

Common stock issued in acquisition of OuterNet	333,333	3,333	—

Repayment of shareholder receivable	—	—	—

Purchase of fractional shares	(3,032)	(30)	—

Net loss	—	—	—

Balance at March 31, 2001	13,559,953	$135,600	$(2,816,607)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Additional
	Shareholder	Paid-In	Accumulated	Stockholders'
	Receivable	Capital	Deficit	Equity

Balance at March 31, 1999	$—	$13,395,431	$(21,954,236)	$(521,313)

Preferred stock issuance	—	526,800	(600,000)	526,800

Preferred stock conversion to common stock	—	8,534,044	—	—

Issuance of common stock	—	56,420,857	—	56,456,565

Common stock issued for convertible debt	—	2,016,067	—	2,017,188

Beneficial conversion discount	—	1,344,188	(1,344,188)	—

Common stock issued as preferred stock dividends	—	81,293	(81,339)	—

Common stock and stock options issued as compensation to employees	—	5,139,397	—	4,901,140

Common stock, stock options and warrants issued as compensation to non-employees	—	3,772,159	—	3,772,910

Common stock warrants issued in connection with debt	—	2,847,107	—	2,847,107

Common stock options exercised	(500,000)	982,607	—	483,233

Common stock warrants exercised	—	3,924,943	—	3,934,865

Treasury stock	—	(168,382)	—	(168,399)

Net loss	—	—	(22,007,813)	(22,007,813)

Balance at March 31, 2000	$(500,000)	$98,816,512	$(45,987,576)	$52,242,283

Amortization of deferred compensation	—	—	—	238,312

Preferred stock conversion to common stock	—	29,967	—	—

Common stock options exercised	—	228,686	—	228,847

Issuance of restricted common stock	—	3,106,400	—	299,653

Issuance of common stock	—	49,857	—	50,000

Common stock issued as compensation to non-employees	—	44,960	—	45,001

Common stock warrants exercised	—	527,600	—	528,000

Common stock issued in acquisition of OuterNet	—	7,116,667	—	7,120,000

Repayment of shareholder receivable	500,000	—	—	500,000

Purchase of fractional shares	—	(4,840)	—	(4,870)

Net loss	—	—	(50,805,905)	(50,805,905)

Balance at March 31, 2001	$—	$109,915,809	$(96,793,481)	$10,441,321

See accompanying notes.

APERIAN, INC.
Consolidated Statements of Cash Flows

	Year Ended March 31
	2001	2000

Cash flows from operating activities:

Net loss	$(50,805,905)	$(22,007,813)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization expense	4,448,363	559,425

Impairment of goodwill	6,790,602	—

Amortization of debt discount	117,942	2,991,279

Common stock and options issued for compensation to employees	537,965	4,901,140

Common stock, options, and warrants issued for compensation to non-employees	45,001	3,772,910

Write-down of inventory	488,060	—

Common stock issued as interest upon conversion	—	17,188

Loss on disposal of property	1,049,742	174,398

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable —trade	(199,213)	86,156

Accounts receivable —affiliates	383,197	(383,197)

Other current assets	(675,423)	(276,432)

Restricted cash	(690,000)	—

Other assets	(245,378)	(196,158)

Accounts payable —trade	(4,038,338)	4,247,789

Deferred rent	704,682	517,216

Other accrued expenses	1,721,905	440,710

Net cash used in operating activities	(40,366,798)	(5,155,389)

Cash flows from investing activities:

Purchase of property, plant, and equipment	(15,278,041)	(8,990,685)

Cash acquired in acquisitions	752	—

Proceeds from sale of property, plant, and equipment	15,499	23,500

Net cash used in investing activities	(15,261,790)	(8,967,185)

Cash flows from financing activities:

Net draws (payments) on bank line of credit	—	(200,000)

Payments on notes payable	(606,500)	(1,968,425)

Repayment of shareholder receivable	500,000	—

Payments on obligations under capital leases	(1,241,049)	(248,757)

Proceeds —private placement of preferred stock, net of offering costs	—	526,800

Proceeds —issuance of common stock, net	50,000	56,456,565

Proceeds —exercise of stock options	228,847	483,233

Proceeds —exercise of warrants	528,000	3,934,865

Proceeds —notes payable	20,000,000	4,057,330

Purchase of fractional shares	(4,870)	—

Repurchase of common stock	—	(168,399)

Net cash provided by financing activities	19,454,428	62,873,212

Net change in cash and cash equivalents	(36,174,160)	48,750,638

Cash and cash equivalents at beginning of period	48,759,109	8,471

Cash and cash equivalents at end of period	$12,584,949	$48,759,109

See accompanying notes.

APERIAN, INC.
Consolidated Statements of Cash Flows (continued)

	Year Ended March 31
	2001	2000

Supplemental disclosure:

Cash paid during the period for:

Interest	$1,131,642	$339,439

Supplemental schedule of non-cash investing and financing activities:

Debt issuance fees	$—	$2,847,107

Common stock issued for:

Preferred stock dividends	—	81,339

Discount on preferred stock issued	—	600,000

Discount on common stock issued	—	1,344,188

Purchase of equipment with long-term leases	11,557,135	541,726

See accompanying notes.

APERIAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001 AND 2000

1. BUSINESS

     Aperian, Inc. and Subsidiaries or (the “Company”) is an Austin, Texas based technology corporation initially formed to provide technology services to governmental and commercial entities, primarily in Texas. The Company is a business solutions technology integrator, offering infrastructure design and implementation services. The Company’s business model has changed to that of a broadband Internet infrastructure provider including web-hosting and co-location services.

     During September 2000, the Company changed its name from MSI Holdings, Inc. to Aperian, Inc.

     The Company has been successful in completing several rounds of equity financing with its most recent rounds totaling approximately $56,500,000 during fiscal year 2000. However, the Company has incurred substantial losses and negative cash flows from operations, and the Company may not be in compliance with certain covenants of loan agreements with its financing source. Management expects operating losses and negative cash flows to continue for the foreseeable future until it is able to sell its data center facilities.

     These conditions raise substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 12, on April 9, 2001, the Company consummanted a merger with Fourthstage Technologies, Inc. (“Fourthstage”). Subsequent to the merger the Company decided to discontinue its current business model and adopt the equipment sales and professional services model of Fourthstage. On May 10, 2001 the Company announced its intention to sell its Internet data centers thereby significantly decreasing its cash obligations. In addition, the Company may seek to raise additional funds through public or private financing, strategic relationships and other arrangements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts and results could differ from those estimates, and such differences could be material to the financial statements.

     Principles of Consolidation

     The consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries, from their respective dates of purchase. All significant intercompany accounts and transactions have been eliminated.

     Cash Equivalents

     Cash and cash equivalents consist primarily of cash deposits and funds invested in short-term interest-bearing accounts. The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

     Concentration of Credit Risks and Significant Customers

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. Many of the Company’s customers are in the technology sector. The Company generally does not require collateral from its customers. Historically, the Company has experienced significant losses related to receivables from groups of customers in the industry labeled “dot.coms”.

     No customers accounted for greater than 10% of the Company’s total revenues for the year ended March 31, 2001, and two customers accounted for 18% and 13% of the Company’s total revenues for the year ended March 31, 2000.

     Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, accrued expenses and notes payable, approximate fair values.

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

     The following table details the Company’s property, plant and equipment at March 31, 2001 and 2000, respectively:

	March 31, 2001	March 31, 2000

Equipment, furniture and fixtures	$4,540,962	$3,855,093

Software	4,277,177	140,579

Equipment to be leased	6,215,654	—

POP infrastructure	3,457,433	—

Vehicles	118,648	245,747

Leasehold improvements	19,810,490	7,828,173

	38,420,364	12,069,592

Less-accumulated depreciation and amortization	(4,282,447)	(1,139,164)

Property, plant and equipment, net	$34,137,917	$10,930,428

     Impairment of Long-Lived Assets

     The Company periodically reviews the carrying amounts of property and equipment, identifiable intangible assets and excess of cost over fair value of net assets acquired or liabilities assumed, both purchased in the normal course of business and acquired through business combinations, to determine whether current events or circumstances, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts. In reviewing the carrying values of property and equipment and identifiable intangible assets, the Company considers, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows.

     The Company periodically performs reviews to evaluate the recoverability of excess of cost over fair value of net liabilities assumed or assets acquired and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. In assessing goodwill at an enterprise level, the Company employs the market value approach. This approach compares the Company’s consolidated net book value to the then estimated market capitalization at the period under review. In the event that the Company’s then net book value exceeds the estimated market capitalization, and this condition is considered to be permanent in nature, the excess carrying amount of goodwill is charged to earnings in the current period.

     At March 31, 2001, the Company’s net book value exceeded the estimated market capitalization. Accordingly, the Company recorded an impairment charge to fully write off goodwill of approximately $6,791,000. Also, the Company wrote down excess/obsolete inventory of approximately $488,000 for the year ended March 31, 2001.

     Advertising Costs

     The Company expenses advertising costs as incurred. These expenses were $4,437,849 and $474,523 for the years ended March 31, 2001 and 2000, respectively.

     Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

     The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, (the “Interpretation”). The Interpretation provides guidance related to the implementation of APB No. 25. The Interpretation is to be applied prospectively to all new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000. For changes made after December 15, 1998 to awards that affect exercise prices of awards, the Company must prospectively account for the impact of those changes. Adoption of the Interpretation did not have a material impact on the Company’s financial condition or results of operations.

     Revenue Recognition

     The Company’s revenues consist of: (i) monthly fees from data center services, which include networking, storage, content distribution and caching, security, performance measurement, monitoring and testing, managed and web hosting, web application management, and related installation services; (ii) fees for professional consulting services; and (iii) fees from the sale or rental of equipment.

     The Company performs all services or delivers all products prior to recognizing revenue. Monthly services are considered to be performed ratably over the term of the arrangement. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis. Equipment is considered delivered upon delivery to a customer’s designated location.

     The Company has determined that professional consulting services represent a separate earnings process based on the following factors: (i) the services are not essential to the functionality of other elements of the arrangements, (ii) the services can and have been sold separately both to existing Aperian data center customers and non-Aperian data center customers, and (iii) similar services can and have been performed by the customer or other vendors. Revenue is allocated to professional consulting services based on reliable, verifiable and objectively determinable fair value, which is based on fees received when comparable services are sold separately. Revenue from professional consulting services is recognized when the services are complete.

     The Company has determined that the sale or rental of equipment represents a separate earnings process based on the following factors: (i) the equipment can and has been sold or rented separately, (ii) the equipment can be purchased from other vendors, and (iii) the functionality of the equipment is not affected by any undelivered element. Revenue is allocated to equipment sale or rental based on reliable, verifiable and objectively determinable fair value, which is based on fees received when comparable equipment is sold or rented separately.

     In December 1999, the Securities and Exchange Commission (“SEC”) staff released Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Management believes the Company’s current revenue recognition policies are materially consistent with this statement.

     Income Taxes

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Net Loss Per Share

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive.

     Recent Issued Accounting Standards

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, which deferred implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities until fiscal quarters of fiscal years beginning after June 15, 2000.

     SFAS No. 133 requires all derivatives to be carried on the balance sheet at fair value. Changes in the fair value of derivatives must be recognized in the Company’s Consolidated Statement of Operations when they occur; however there is an exception for derivatives that qualify as hedges as defined by SFAS No. 133. If a derivative qualifies as a hedge, a company can elect to use “hedge accounting” to eliminate or reduce the income statement volatility that would arise from reporting changes in a derivative’s fair value.

     In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 138 adds to the guidance related to accounting for derivative instruments and hedging activities.

     This statement should be adopted concurrently with SFAS 133. The adoption of both SFAS Nos. 133 and 138 is not expected to materially impact the Company’s financial results.

     Reclassifications

     Certain reclassifications have been made to the prior year balances in order to conform to current year presentation.

3. ACQUISITIONS

     In July 2000, the Company, through its wholly owned subsidiary Aperian Acquisition Corporation, purchased all of the outstanding common stock of OuterNet Connection Strategies, Inc. (“OuterNet”). OuterNet is a professional services firm specializing in Internet and network services.

     The acquisition was accounted for as a purchase and, accordingly, the operating results of OuterNet have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $7,100,000 consisting of 333,333 shares of the Company’s common stock. The purchase price has been allocated to the assets and liabilities of OuterNet based on their estimated respective fair values. The excess of the purchase price over the fair value of the tangible net assets acquired of approximately $7,152,000 was recorded as goodwill and originally was to be amortized over five years.

     In November 2000, the Company, through its wholly owned subsidiary Aperian Acquisition Corporation, purchased all of the assets and assumed certain of the liabilities of Infinity Interactive, Inc. (“Infinity”). The aggregate purchase price was approximately $450,000 consisting mainly of the forgiveness of debt. Under the terms of the agreement, the Company forgave certain amounts owed to them and agreed to purchase all of the outstanding preferred stock for $0.222221 per share. Infinity’s outstanding common stock was cancelled without any consideration. The acquired business is engaged in shared Internet web-site hosting.

     The acquisition was accounted for as a purchase and, accordingly, the operating results of Infinity have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated to the assets and liabilities of Infinity based on their estimated respective fair values. The excess of the purchase price over the fair value of the tangible net assets acquired of approximately $475,000 was recorded as goodwill and originally was to be amortized over five years.

     For the year ended March 31, 2001, the Company recognized approximately $836,000 in amortization expense related to the aforementioned acquisitions.

     During March 2001, the Company, as a result of current economic conditions, determined that the goodwill associated with the fiscal 2001 acquisitions were impaired under the guidance of SFAS No. 121. Accordingly, the Company has written off goodwill of approximately $7,627,000 and recorded $6,791,000, (the remaining unamortized amount) as goodwill impairment in the Consolidated Statements of Operations for the year ended March 31, 2001.

     Unaudited Pro-forma Information

     During the year ended March 31, 2001, the Company completed two purchase acquisitions. Because the results of these acquisitions were not material on either an individual or aggregate basis, the pro-forma results of operations have not been presented.

4. SALE LEASEBACK AGREEMENT WITH TXU ENERGY SERVICES

     On January 26, 2001, the Company entered into a sale-leaseback agreement with TXU Energy Services (“TXU”) whereby the Company sold TXU all of the electrical equipment at the Company’s five data centers at a price of $4,950,000. Concurrent with the sales, the Company agreed to lease the electrical equipment back from TXU for approximately $72,000 per month for ten years. The equipment leased back from TXU has been accounted for as a capital lease. In addition to the sale leaseback transaction, the Company has agreed to outsource the maintenance requirements of the data centers to TXU for ten years at a monthly cost of approximately $87,000. As a result of the transaction, the Company has recognized a loss of approximately $750,000 which is included in the caption general and administrative expenses in the accompanying Consolidated Statements of Operations.

5. NOTES PAYABLE

     On August 3, 2000, the Company entered into a debt agreement with Hewlett-Packard Company (“HP”), whereby the Company had the ability to borrow up to $40,000,000 from HP in a form of a convertible preferred note in increments of $10,000,000 based on certain milestones achieved by the Company. The conditions for each increment of funding are as follows:

•	The Company can borrow the initial $10,000,000 upon the condition that the Company has both obtained a listing and has commenced trading on the NASDAQ market,

•	The second $10,000,000 increment is available upon the conditions that the Company has opened its fourth data center, a firm schedule for its fifth data center and $4,000,000 in orders for HP products and services,

•	The third increment is due upon the Company meeting the condition that the Company has at least $5,000,000 in quarterly sales revenue for at least one calendar quarter,

•	The last $10,000,000 increment is available upon the condition that the Company has at least $10,000,000 in quarterly sales revenue for one calendar quarter and have reached a positive gross margin.

     HP has the right at any time to convert the outstanding principal and unpaid accrued interest into shares of common stock at $25 per share. This right terminates upon a merger or consolidation of the Company with another person or entity in which the Company is not the surviving entity. Upon a change of control, HP has the ability to call the loan within 45 days written notice to the Company. As of March 31, 2001, the Company had met the first two milestones in the debt agreement and has borrowed $20,000,000 at an interest rate of 10.5% per annum. The Company has the following covenants under the agreement; the Company will allow at least one representative from HP to attend all meetings of the Board of Directors, 50% of the proceeds from the note must be used to purchase HP products, the Company shall file all tax returns when due, and the Company is to make HP its preferred provider of computer product, peripherals, storage, support, and network management software. Under the agreement, the Company only has to pay interest on the loan until the loan matures on August 3, 2004 at which time the full amount of the principal borrowed is due. The note is secured by the purchased HP equipment and other equipment acquired from any other source with the proceeds of the HP note payable.

     The Company did not satisfy the conditions for additional borrowings during the quarter ended March 31, 2001. During discussions relating to future borrowings, HP informed the Company that it interprets certain provisions of the note in a manner that might preclude future borrowings and, if pursued by HP, could result in HP’s declaring the note to be in default.

     The Company has discussed with HP possible means by which the parties can resolve their differences and believe that the parties have reached an agreement in principal under which the Company would not make further borrowings from HP but which clarify that no defaults exist under the note. The Company is not sure that it will, in fact, be able to agree to and execute definitive documents with HP. If HP were to declare the note to be in default, the Company’s ability to continue operations would be jeopardized. Because of the uncertainty as to whether the HP debt is, in fact, in default, it is shown as a current liability in the accompanying balance sheet.

     Notes payable consisted of the following amounts at March 31, 2001:

Convertible note for $20,000,000 with interest at 10.5%, principal and all unpaid interest due in 2004, secured by equipment	$20,000,000

Promissory note for $84,237 with interest at 8.5%, principal and interest due at November 17, 2004	84,237

Total	20,084,237

Less current portion	20,025,380

Total Long-term notes payable	$58,857

     Following are maturities of long-term notes payable for each of the next five years:

		YEAR ENDING MARCH 31

2002		$20,025,380

2003		25,380

2004		25,380

2005		8,097

	Total	$20,084,237

6. OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases transportation, communication and electronic equipment under capital leases expiring in various years through fiscal year 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the shorter of their related lease terms or estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

     Following is a summary of property included in property and equipment, which is held under capital leases as of March 31, 2001:

Equipment, furniture and fixtures	$5,230,996

Vehicles	51,812

Leashold improvements	6,402,525

Total	$11,685,333

Minimum future lease payments under capital leases as of March 31, 2001, for the next five years and in the aggregate are:

2002	$3,889,662

2003	3,452,999

2004	2,524,851

2004	1,285,081

2005	1,2043,011

Thereafter	776,166

Total minimum lease payments	13,171,770

Less amount representing interest	(1,486,437)

11,685,333

Less current portion	(3,504,193)

Long-term obligations under capital leases	$8,181,140

7. FEDERAL INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows:

	MARCH 31, 2001	MARCH 31, 2000

Deferred tax liability:

Depreciable assets	$(210,825)	$(54,412)

Deferred tax assets:

Net operating loss carryforwards	26,785,458	11,196,441

Accrued expenses and other	611,312	41,353

Nonqualified stock options	475,430	509,027

Intangible assets	170,675	—

Deferred tax assets total	28,042,875	11,746,821

Valuation allowance	(27,832,050)	(11,692,409)

Net deferred tax asset	27,832,050	11,692,409

Net deferred taxes	$0	$0

     The valuation allowance increased by approximately $16,140,000 during the year ended March 31, 2001 due to losses from operations.

     As of March 31, 2001, the Company had federal net operating loss carryforwards of approximately $72,393,000 which will expire beginning in 2011, if not utilized. Utilization of the net operating losses may be subject to a substantial limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

     The Company’s expense (benefit) for income taxes attributable to continuing operations differs from the expected tax benefit amount by applying the statutory federal income tax rate of 34% to income before taxes as a result of the following:

	MARCH 31, 2001		MARCH 31, 2000

	TAX AMOUNT	TAX RATE	TAX AMOUNT	TAX RATE

Losses from continuing operations	$(17,274,008)	34.0%	$(7,508,879)	34.0%

State taxes, net of federal benefit	(1,308,636)	2.6%	(606,785)	2.7%

Goodwill	2,431,690	(4.7)%	—	—

Permanent differences	—	—	631,986	(2.9%)

Valuation allowance	16,139,644	(31.8%)	7,824,926	(35.4%)

Other	11,310	(0.1%)	(341,248)	1.6%

Total expense (benefit)	$0	0.0%	$0	0.0%

8. COMMITMENTS AND CONTINGENCIES

     The Company leases its principal general offices, software, phone system and warehouse facilities. The Company also has a monthly maintenance agreement paid to TXU for the Company’s data centers. Future minimum lease payments (excluding property taxes) are as follows:

YEAR ENDING MARCH 31

2002	$6,568,238

2003	5,733,083

2004	4,927,545

2005	4,942,594

2006	4,697,602

Thereafter	18,420,298

Total	$45,289,360

     Total rental expense for the years ended March 31, 2001 and 2000 was $3,164,108 and $976,491, respectively.

     In connection with several leases, the Company has been required to issue a stand-by letter of credit or provided certificates of deposits to the lessor. Accordingly, the Company has reflected these amounts as restricted cash in the Consolidated Balance Sheets.

     Legal Proceedings

     In February 2001, legal proceedings were commenced in the state court in Travis County, Texas against us by a former officer and two former employees claiming entitlement to 80,000 common shares in the case of the officer and 2,333 shares in the case of the two employees. The Company believes these claims to be without merit and intends to vigorously defend the lawsuit. It is not possible at this time to predict the outcome of the lawsuit but potential damages could be as high as approximately $33,000,000.

9. COMMON STOCK

     Share Combination

     On September 11, 2000, the Company completed a one-for-three share combination. All share and per share amounts in the accompanying consolidated financial statements reflect the split retroactively.

     Reserved Shares

     As of March 31, 2001, the Company had reserved shares of common stock for future issuance as follows:

Stock options	4,667,024

Common stock warrants	394,167

     There are no restrictions on the payment of dividends.

     Restricted Stock

     In the third quarter of the fiscal year 2001, the Company granted restricted stock to certain employees. The restricted stock was granted at a range of prices from $0.81 – $3.31 as measured by the closing trading price on the date of the grants. Under the terms of the plan, the restricted stock vested ratably over 48 months, but the vesting period could be accelerated if the Company achieved certain performance criteria. As a result of the grant, the Company recognized a deferred compensation charge of approximately $3,120,000. In January 2001, the Company modified the restricted stock grants. Under the modification, the Company reduced the vesting period of the grants to 24 months and changed the performance criteria for which the vesting period could be accelerated as defined under the original grants. On the date of the amendment, the Company’s stock price was $0.88.

     Prior to the year ended March 31, 2001, a number of the employees granted the restricted stock were terminated. Under the terms of the agreement, upon termination from the Company without cause, each employee granted restricted stock would automatically vest in the remaining unvested portion of the grant. Because this was part of the original agreement, no additional compensation expense was recorded for the accelerated vesting.

     For the year ended March 31, 2001, the Company has recognized approximately $300,000 of compensation expense which results in a deferred compensation balance of approximately $2,817,000 at March 31, 2001.

     During the third quarter of fiscal year 2000, the Company completed a private sale of 133,750 shares of common stock, at a price of $10.05 per share. Each purchaser also received warrants to purchase two-thirds of a share of common stock at an exercise of $13.20 per share, for each one share of common stock purchased in the equity offering. The warrants expire in four years and remain outstanding at March 31, 2001. These warrants were valued at $1,731,075 using the Black-Scholes model, and the beneficial conversion discount, limited to the net proceeds received of $1,344,188, was recorded as an in-substance dividend on the accompanying Consolidated Statements of Operations.

     During the fourth quarter of fiscal year 2000, the Company completed a private placement of its common stock. The Company raised approximately $55,000,000 in gross proceeds and issued 3,055,556 shares of common stock in the offering. The Company used the net proceeds of the offering to build out additional data centers, implement a sales and marketing campaign, hire additional sales and marketing personnel, repay indebtedness and for general corporate purposes.

10. CONVERTIBLE PREFERRED STOCK

     As of March 31, 2001, all outstanding preferred stock had been converted to common stock. All preferred stock dividends have been paid through the issuance of common stock.

11. STOCK OPTIONS AND WARRANTS

     The Company has granted stock options to employees, outside consultants, and placement agents. Each stock option granted can be exercised for one share of common stock. Options are generally awarded at the discretion of the Board of Directors, expire after 1.5 to 10 years, and vest over periods ranging from immediately to 3 years.

     The current 2000 Stock Option Plan (“SOP”) was authorized by shareholders at the Annual Meeting on September 7, 2000, which after the Company’s 1-for-3 share combination resulted in a post-split 4,000,000 authorized limit. In addition, the Board of Directors authorized a separate Stock Incentive Plan (“SIP”) on August 1, 2000, for employees other than Company officers and directors. The SIP was authorized at 2,000,000 shares, representing 666,666 post-split shares following the 1-for-3 share combination.

     Prior to the current SOP and SIP, the Company’s stock options were granted under an amendment to the 1998 Stock Option Plan (“the 1998 Plan”) that stockholders approved on August 9, 1999. On August 9, 1999, the stockholders also approved the Non-Employee Directors Stock Option Plan (“the Directors Plan”). The Directors Plan provided for the grant of nonqualified options to directors, as defined by the Internal Revenue Code.

     On February 22, 2000, the Board of Directors terminated both the 1998 Plan and the Directors Plan, and adopted the 2000 Stock Option Plan. Options previously issued under the 1998 Plan or the Directors Plan were substituted with options under the 2000 Stock Option Plan with identical terms. On March 24, 2000, the Board of Directors amended the 2000 Stock Option Plan to increase the number of authorized shares from 5,500,000 to 10,000,000 shares of common stock.

     A summary of the status of the Company’s stock options as of March 31, 2001, is presented below:

	Number of Options	Weighted Average
		Exercise Price

Options outstanding at March 31, 1999	679,545	$10.75

Options granted	1,109,683	16.99

Options exercised	(62,618)	14.70

Options forfeited	(315,002)	16.12

Options outstanding at March 31, 2000	1,411,608	14.54

Options granted	4,552,160	8.12

Options exercised	(16,050)	14.26

Options forfeited	(899,166)	17.64

Options Outstanding at March 31, 2001	5,048,552	$8.20

Options Vested at March 31, 2001	2,338,745

Weighted average life of options outstanding at March 31, 2001	9.20

     The following table summarizes outstanding stock options as of March 31, 2001:

		Weighted Average
Range of	Options	Remaining		Options
Exercise Price	Outstanding	Contractual Life in	Weighted Average	Exercisable	Weighted Average
Price	at March 31, 2001	Years	Exercise Price	at March 31, 2001	Exercisable Price

$0.66-$1.75	1,491,655	9.78	$0.89	50,000	$0.81

2.00-4.00	1,399,544	9.62	3.16	996,000	3.21

4.31-8.25	440,789	7.87	4.89	311,952	4.55

11.25-13.89	524,655	8.93	13.08	249,759	13.26

14.07-19.89	746,586	8.34	16.57	597,968	16.56

20.25-48.75	445,323	9.00	31.98	133,066	34.17

$0.66-$48.75	5,048,552	9.20	$8.20	2,338,745

     The pro forma compensation expense as defined by SFAS No. 123 for stock options granted to employees included in the pro forma information below is determined based on the fair value of the options at the grant date using the Black-Scholes option-pricing model and the following assumptions: risk-free interest rates of 6.16% to 8.10%; no dividend yield; volatility of 74%; and expected option lives of 2.23 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Pro forma net loss and net loss per share information is as follows:

Net loss to common stockholders:

As reported	$50,805,905

Pro forma	$63,956,962

Basic and diluted net loss per share:

As reported	$(3.96)

Pro forma	$(4.98)

     In addition, the Company has 394,147 warrants outstanding and exercisable as of March 31, 2001, which have exercise prices ranging from $12.00 to $36.00 and expire on various dates from January 2002 to October 2003.

12. SUBSEQUENT EVENTS

     On April 9, 2001, the Company consummated a merger with Fourthstage Technologies, Inc. (“FourthStage”), pursuant to an Agreement and Plan of Merger whereby Fourthstage was merged with and into Aperian.. The transaction was treated as a purchase business combination with Aperian being the acquiring company. Under the terms of the Merger Agreement, each outstanding share of common stock of Fourthstage was converted into the right to receive a pro rata share of: (i) cash equal to three million dollars ($3,000,000), half of which was paid at closing; (ii) 2,698,423 shares of Aperian common stock; and (iii) 8,396,067 shares of Aperian Series A Preferred Stock with the rights and preferences set forth on the Certificate of Designation for the Series A Preferred Stock. The holders of the Series A Preferred Stock enjoy dividend, liquidation and redemption rights and preferences senior to those rights and preferences enjoyed by holders of our common stock. Dividends accrue at a rate of 18% per annum and are payable quarterly subject to availability of funds and declaration of payment by the board of directors. Accrued unpaid dividends are cumulative and are payable upon redemption of the Preferred Stock and before any dividends are paid on common stock.

     If our shareholders approve the Conversion, then each share of Series A Preferred Stock will convert automatically into one share of our common stock, and the former Fourthstage shareholders will not be entitled to receive any accrued but unpaid dividends on the Series A Preferred Stock that would otherwise be payable to them. Pursuant to the Certificate of Designation, any time after July 15, 2002, the former Fourthstage shareholders may exercise their right to redeem the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the former Fourthstage shareholders are entitled to receive an amount in cash per share equal to the greater of (a) $1.1703 plus any compounded dividends or (b) the average of the daily closing prices of the Company’s common stock as reported by The Nasdaq National Market System during the ten (10) trading days preceding the date of the first annual meeting of shareholders following the issue date of the Series A Preferred Stock, plus all accrued but unpaid dividends up to the date of redemption.

     Subsequent to the merger transaction being completed, the combined Company has restructured the former Aperian organization into profit centers designed to enhance profitability and increase accountability. The restructuring has resulted in the separation of over half of Aperian’s former employees, including the departure of Aperian’s chief executive officer and Aperian’s chief operating officer on May 3, 2001. Fourthstage’s chief executive officer, now serves as chairman and chief executive officer of the combined Company.

     During the course of the consolidation of the two companies, management recognized the erosion in Aperian’s business, especially in its customer base. Aperian had primarily targeted small and medium-sized businesses with its managed Internet infrastructure services offerings, and these firms were especially vulnerable to the deteriorating financial markets witnessed in the second half of calendar year 2000. As a result, during May 2001, the decision was made to discontinue Aperian’s business rather than invest additional resources to further expand Aperian’s regional presence.

     On May 10, 2001 the Company announced its intention to sell its five Internet data centers and to build exclusively on Fourthstage’s business model. The sale of Aperian’s Internet data centers remains pending at the time of this filing. In the sale, Aperian seeks to include certain data center related debts, including the obligation to HP, capital lease obligations, account payable and accounts receivable. In essence, the buyer, with the sale of the Internet data centers, will assume much of the Company’s current debt obligations.

     Certain creditors, including HP, have rights regarding the assignment of the Company’s debt and capital lease obligations. As such, the closure of any sale transaction is dependent on the Company securing approval for such assignments. The Company will announce the closure of any such transaction in a press release and subsequent SEC Form 8-K filing.

     On May 23, 2001 the Company changed its fiscal year-end to December 31, and changed its name to Fourthstage Technologies, Inc., subject to shareholder approval.

Exhibit Index

EXHIBIT NO.	EXHIBIT DESCRIPTION	LOCATION

3.1	Amended and Restated Certificate of Incorporation (1)	Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed September 11, 2000 (File No. 0-8146)

3.2	Amended and Restated Bylaws of Registrant (1)	Incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-1846)

4.0	Specimen of Securities (1)	Incorporated by reference to Exhibits No. 1 of Registrant’s Form 8-A/A Registration Statement filed October 10, 2000 (File No. 0-8146)

4.1	Certificate of Designation of Preferences and Rights of Series A 18% Cumulative Convertible Redeemable Preferred Stock	Incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-1846)

10.1	MMH Investments, Inc. settlement and release agreement, dated October 15, 1999 (1)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.2	Entrepreneurial Investors, Ltd. and Equity Services, LTD settlement agreement, dated February 1, 2000 (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.3	Cisco Systems Capital Corporation master agreement to lease equipment, dated January 24, 2000 (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.4	Robert Hersch employment agreement, dated October 1, 1999 (1)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.5	Robert Gibbs employment agreement, dated June 29, 1999 (1)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.5.1	Robert J. Gibbs Employment Agreement dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.36.1 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.5.2	Robert J. Gibbs Amended and Restated Restricted Stock Award dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.36.21 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.5.3	Robert J. Gibbs Employment Agreement dated as of April 6, 2001 (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.5.4	Advisory Agreement dated as of May 1, 2001 between the Company and Robert J. Gibbs (2)	Exhibit 10.5.4

10.6	Form of GTE Internetworking Direct Connect agreement (1)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.7	Form of bridge financing warrant to purchase common stock (1)	Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.8	Form of private equity unit financing registration rights agreement (1)	Incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)
10.9	Form of private equity financing warrant to purchase common stock (1)	Incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-QSB filed February 14, 2000 (File No. 0-8164)

10.10	Master Agreement for Internetworking Services between GTE and Registrant, dated May 29, 1998 (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.11	Service Schedule Internet Advantage Connection Services between GTE and Registrant, dated May 29, 1998 (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.12	Service Schedule Consulting Services between GTE and Registrant, dated October 15, 1998 (1)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.13	Amendment One to Service Schedule Consulting Services between GTE and Registrant, dated November 13, 1998 (1)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.14	Employment Agreement effective as of March 24, 1999, between Roger M. Lane and Registrant (1)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB/A filed June 14, 1999 (File No. 0-8164)

10.15	Lease Agreement for Facilities, dated August 12, 1998 (1)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.16	Sublease dated July 27, 1998 between GTE Intelligent Network Services, Inc and Registrant (1)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.17	Purchase Order dated May 29,1998 For GTE Internetworking’s Internet Advantage Version 5.1 (Quote Number 38561.9719.1) (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.18	Purchase Order dated September 30, 1998 for GTE Internetworking’s Internet Advantage Version 6.0 (Quote Number 76512.9719.1) (1)	Incorporated by reference to Exhibit 10.4 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.19	Master Agreement for Internetworking Services dated May 29, 1998 between GTE Internetworking and MSI (1)	Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.20	Quotation for GTE Internetworking Dialinx Service dated October 29, 1998 between GTE Internetworking and MSI (1)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.21	Basic Agreement between Siemens Nixdorf Information Systems, Inc. and MSI (1)	Incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.22	Addendum to Lease Agreement on 501 Waller Austin, Texas dated June 6, 1998 Between WBH, Ltd. and MSI (1)	Incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-QSB/A filed November 12, 1998 (File No. 0-8164)

10.23	MCI WorldCom On-Net Voice Agreement, dated April 19, 2000 (1)	Incorporated by reference to Exhibit 10.34 of Registrant’s From 10-KSB filed June 29, 2000 (File No. 0-8164)

10.24	Purchase Agreement between Registrant and certain investors, dated February 15, 2000 (1)	Incorporated by reference to Exhibit 10.35 of Registrant’s From 10-KSB filed June 29, 2000 (File No. 0-8164)

10.25	Merger Agreement dated as of July 13, 2000, relating to OuterNet Connection Strategies, Incorporated (1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed August 3, 2000 (File No.0-8164)

10.26	Note Purchase Agreement effective as of August 3, 2000 between Registrant and Hewlett-Packard Company (1)	Incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed August 9, 2000 (File No.0-8164)

10.27	Convertible Secured U.S. $40,000,000 Note dated August 3, 2000 (1)	Incorporated by reference to Exhibit 3 of Registrant’s Form 8-K filed August 9, 2000 (File No.0-8164)

10.28	Registration Rights Agreement made as of August 3, 2000 between Registrant and Hewlett-Packard Company (1)	Incorporated by reference to Exhibit 4 of Registrant’s Form 8-K filed August 9, 2000 (File No.0-8164)

10.29	Registrant’s Amended and Restated 2000 Stock Option Plan (2)	Exhibit 10.29

10.30	Registrant’s Amended and Restated 2000 Stock Incentive Plan (1)	Incorporated by reference to Exhibit 4.1 of Registrant’s registration statement on Form S-8 filed October 20, 2000 (File No. 333-48386)

EXHIBIT NO.	EXHIBIT DESCRIPTION	LOCATION

10.31	Wayne A. Irwin Employment Agreement dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.37.1 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.31.1	Wayne A. Irwin Amended and Restated Restricted Stock Award dated as of October 30, 2000 (1)	Incorporated by reference to Exhibit 10.37.2 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.31.2	Wayne A. Irwin Employment Agreement dated as of April 6, 2001 (1)	Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.31.3	Advisory Agreement dated as of May 1, 2001 between the Company and Wayne A. Irwin (2)	Exhibit 10.31.3

10.32	Form of Amended and Restated Stock Award dated as of October 30, 2000 between Aperian and certain officers	Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.33	Separation Agreement dated as of January 16, 2001 between Aperian and Christopher Brickler	Incorporated by reference to Exhibit 10.39.1 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.33.1	Advisory Agreement effective February 1, 2001 between Aperian and Christopher Brickler	Incorporated by reference to Exhibit 10.39.2 of Registrant’s Form 10-QSB filed February 14, 2001 (File No. 0-8164)

10.33	Agreement and Plan of Merger, dated as of April 6, 2001, among Fourthstage Technologies, Inc., Registrant, Aperian Merger Corporation, Inc., and the stockholders of Fourthstage Technologies, Inc. (1)	Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.35	Registration Rights Agreement dated as of April 6, 2001 between Registrant and Fourthstage Technologies, Inc. (1)	Incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.36	Employment Agreement dated as of April 6, 2001 between Registrant and Kevin Craig (1)	Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed April 19, 2001 (File No. 0-8164)

10.36.1	Termination of Employment Agreement dated as of April 6, 2001 between Registrant and Kevin Craig (2)	Exhibit 10.36.1

23.1	Consent of Ernst & Young LLP (2)	Exhibit 23.1

(1)	Previously filed with the Securities and Exchange Commission and incorporated by reference pursuant to Rule 12b-32 of the Securities Exchange Act of 1934.

(2)	Filed herewith.