Form 10QSB
period 2001-06-30
APERIAN INC
filed 2001-08-14
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-8164

APERIAN, INC.

(Exact name of small business issuer as specified in charter)

DELAWARE	74-2971167

(State of incorporation or organization)	(IRS Employer I.D. No.)

3030 N. 3RD ST., 7TH FLOOR PHOENIX, AZ	85012

(Address of principal executive offices)	(Zip Code)

602-776-0883
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 31, 2001 the Registrant had 16,168,711 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes (   )    No (X)

APERIAN, INC. AND SUBSIDIARIES
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2001

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

APERIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30, 2001

ASSETS:

Current assets

Cash	$1,660,728

Accounts receivable —trade	3,556,938

Accounts receivable — affiliates	29,980

Other current assets	498,338

Total current assets	5,745,984

Property, plant, and equipment, net	33,025,124

Restricted cash	690,000

Intangible assets	15,605,515

Other assets	739,678

TOTAL ASSETS	$55,806,301

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$6,122,866

Other accrued expenses	3,150,616

Restructuring accrual	2,698,080

Current maturities of notes payable	21,000,000

Current portion of obligations under capital leases	3,677,592

Total current liabilities	36,649,154

Long-term liabilities:

Notes payable	579,151

Obligations under capital leases	7,241,594

Deferred rent	1,510,790

Total long-term liabilities	9,331,535

Commitments and Contingencies	—

Total liabilities	45,980,689

Preferred stock—redeemable, at liquidation value; 8,500,000 authorized, 8,396,067 issued and outstanding	9,825,917

Stockholders’ deficit

Common stock at $.01 par value; 75,000,000 authorized, 16,168,717 shares (excluding 1,696 shares held in treasury) issued and outstanding	161,687

Additional paid-in-capital	113,109,260

Deferred compensation	(918,032)

Accumulated deficit	(112,353,220)

Total stockholders’ deficit	(305)

TOTAL LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ DEFICIT	$55,806,301

See accompanying notes.

APERIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2001	2000

Revenues	$7,230,331	$909,445

Costs of revenues	8,411,314	782,195

Gross margin (deficit)	(1,180,983)	127,250

Selling, general and administrative expenses:

Sales and marketing	3,188,739	1,818,936

General and administrative	3,183,022	3,071,580

Goodwill amortization	1,308,381	—

Restructuring charge	5,900,000	—

Total selling, general and administrative	13,580,142	4,890,516

Operating loss	(14,761,125)	(4,763,266)

Interest income (expense), net	(798,614)	504,027

Net loss	$(15,559,739)	$(4,259,239)

Basic and diluted net loss per share	$(1.01)	$(0.35)

Basic and diluted weighted average shares outstanding	15,473,236	12,181,089

See accompanying notes

APERIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	June 30,
	2001	2000

Cash flows from operating activities:

Net loss	$(15,559,739)	$(4,259,239)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, including amortization of leased assets	1,748,462	510,088

Amortization of intangibles	1,337,989	—

Amortization of deferred compensation	274,160	—

Accretion of debt discount	4,065	105,747

Accrued interest on debt	9,625	—

Loss on disposal of property, plant and equipment	—	12,372

Common stock and options issued for compensation	290,500	(234,906)

Restructuring charge	5,900,000	—

Cash paid for restructuring	(1,138,330)	—

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable —trade	(1,023,471)	(563,467)

Other receivables —affiliates	7,561	376,106

Other current assets	823,471	280,460

Other assets	(288,937)	35,000

Accounts payable —trade	349,931	(5,969,238)

Deferred rent	87,443	124,215

Other accrued expenses	(1,075,614)	(425,521)

Net cash used in operating activities	(8,252,884)	(10,008,383)

Cash flows from investing activities:

Purchase of property, plant, and equipment	(456,373)	(4,533,931)

Proceeds from sale of property, plant, and equipment	—	11,400

Payment for purchase of Fourthstage Technologies, Inc., net of cash acquired	(1,439,667)	—

Net cash used in investing activities	(1,896,040)	(4,522,531)

Cash flows from financing activities:

Payments on obligations under capital leases	(770,211)	(79,978)

Payments on notes payable	(5,086)	(456,500)

Proceeds —exercise of warrants	—	528,000

Proceeds —exercise of stock options	—	226,000

Repayment of shareholder receivable	—	500,000

Net cash (used in) provided by financing activities	(775,297)	717,522

Net change in cash and cash equivalents	(10,924,221)	(13,813,392)

Cash and cash equivalents at beginning of period	12,584,949	48,759,109

Cash and cash equivalents at end of period	$1,660,728	$34,945,717

See accompanying notes.

APERIAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended
	June 30,
	2001	2000

Supplemental disclosure:

Cash paid during the period for interest:	$525,000	$90,600

Common stock exchanged for payment of payroll taxes	$390,936	$0

See accompanying notes.

APERIAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and have been prepared on substantially the same basis as the Company’s audited annual consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

2. ACQUISITIONS

     On April 9, 2001, the Company consummated a merger with Fourthstage Technologies, Inc. (Fourthstage), a technology integration and development company that provides enterprise integration, professional and managed services, as well as enterprise product development to its enterprise customers. Fourthstage is now a wholly-owned subsidiary of the Company. The merger was accounted for as a purchase. Under the terms of the Merger Agreement, the Fourthstage shareholders were entitled to receive total consideration of (i) cash equal to $3,000,000, half of which was paid at closing; (ii) 2,698,423 shares of our common stock; and (iii) 8,396,067 shares of our Series A Preferred Stock with the rights and preferences set forth on the Certificate of Designation for the Series A Preferred Stock (the “Certificate of Designation”). The holders of the Series A Preferred Stock enjoy dividend, liquidation and redemption rights and preferences senior to those rights and preferences enjoyed by holders of our common stock. Dividends accrue at a rate of 18% per annum and are payable quarterly subject to availability of funds and declaration of payment by the board of directors. Accrued unpaid dividends are cumulative and are payable upon redemption of the preferred stock and before any dividends are paid on common stock.

     The Series A Preferred Stock is convertible into the Company’s common stock, subject to shareholder vote. If our shareholders approve the conversion, then each share of Series A Preferred Stock will convert automatically into one share of our common stock, and the former Fourthstage shareholders will not be entitled to receive any accrued but unpaid dividends on the Series A Preferred Stock that would be otherwise payable to them. Pursuant to the Certificate of Designation, any time after July 15, 2002, the former Fourthstage shareholders may exercise their right to redeem the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the former Fourthstage shareholders are entitled to receive an amount in cash per share equal to the greater of (a) $1.1703 plus any compounded dividends or (b) the average of the daily closing prices of the Company’s common stock as reported by The Nasdaq National Market System during the ten (10) trading days preceding the date of the first annual meeting of shareholders following the issue date of the Series A Preferred Stock, plus all accrued but unpaid dividends up to the date of redemption.

     The pro forma unaudited results of operation for the three months ended June 30, 2001 and 2000, assuming consummation of the purchase and the issuance of the common stock and the Series A Preferred Stock as of April 1, 2000, are as follows:

	Pro forma Three months ended June 30,
	2001	2000

	(in thousands, except per share data)
Net revenues	$7,230	$2,391

Net loss	(15,560)	(4,266)

Basic and diluted earnings per share:	$(1.01)	$(.29)

3. EARNINGS PER SHARE

     Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of stock options and warrants using the treasury method and dilutive convertible securities using the if-converted method. Net loss per share is presented in the consolidated statements of operations.

     During the quarter ended June 30, 2001, the Company granted restricted stock to two officers of the Company. Subsequent to the grant, the officers separated from the Company. As a result of the officers' termination, the restricted stock vested and the Company recognized $.3 million of compensation expense related to the grant. This compensation expense was included in the restructuring charge discussed below.

     A number of other employees that were granted restricted stock in the prior fiscal year were terminated during the quarter ended June 30, 2001. Under the terms of the original grant, the restricted stock vested upon termination. As a result, $2.3 million of deferred compensation was recognized and included in the restructuring charge discussed below.

     To satisfy income tax liabilities related to the vesting of the restricted stock, employees surrendered 287,000 shares of common stock. The Company cancelled these shares, valued at $.4 million dollars, the amount of payroll taxes owed by the employees.

4. RESTRUCTURING

     During the quarter ended June 30, 2001, the Company recorded a restructuring charge of $5.9 million related to the transition from the Company’s web-hosting and co-location business to the Fourthstage business model, which provides integration, professional and managed services to enterprise customers.

     This restructuring eliminated redundant and unnecessary positions and resulted in a reduction in our workforce of approximately 45%. Employee termination benefits include severance and other benefits as well as the compensation expense related to restricted stock that vested upon the termination of certain employees. The cost of rent for facilities that are to be closed was accrued and is included in lease termination costs.

     The restructuring is summarized as follows:

	Charged to		Balance at June
	expense in 2001	Utilized in 2001	30, 2001

		(in thousands)
Employee termination benefits	$4,220	($3,202)	$1,018

Lease termination costs	1,680	0	1,680

Restructuring charge	$5,900	($3,202)	$2,698

5. SUBSEQUENT EVENTS

     On July 26, 2001, the Company entered into a loan agreement with the Swiss bank Pictet & Cie, for $10.0 million. The loan is partially guaranteed by Goldmann Sachs Bank AG. Interest is payable quarterly and is calculated based on a three-month average of LIBOR plus 1.0%. The term of the loan is one year. Funds from this loan were used in the restructuring of the Company’s existing debts and capital lease obligations.

     In August 2001, the Company restructured a significant portion of its existing debts and capital lease obligations outstanding as of June 30, 2001. As part of this restructuring, the Company has repaid and fully satisfied its $20.0 million convertible preferred note payable and accrued interest with Hewlett-Packard Company (“HP”) through a one-time cash payment of $7.5 million and significantly reduced its financial commitments to bandwidth providers Worldcom, Inc. and Genuity, Inc.

     The Company has canceled 91,951 stock options outstanding as of June 30, 2001. On February 4, 2002, the Company will be obligated to issue 15,891 fully vested stock options at an exercise price equal to fair market value at the grant date, provided that these participants remain active, full-time employees through February 4, 2002.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This quarterly report on Form 10-QSB contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this report such as “believe”, “anticipate”, “expect”, “may”, “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. The Company’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. The Company does not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. Readers are urged to carefully review and consider the various disclosures made by the Company in previous reports, including those under the section entitled “Risk Factors”, “Business” and elsewhere in our Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

Overview

     As a result of the April 9, 2001 merger between Aperian, Inc. and Fourthstage Technologies, Inc., a privately held Arizona-based company, the Company has begun a transition from Aperian’s web-hosting and co-location business toward the Fourthstage business model, which provides integration, professional and managed services to its enterprise customers. Much of this business transition has been completed since the merger.

     Related to the merger, the Company’s board has approved the relocation of its headquarters to the main office of Fourthstage, in Phoenix, Arizona. The board has also adopted a calendar-based fiscal year, which will result in a shortened year (“stub year’’) over the remainder of calendar year 2001. Adoption of the change in name from Aperian, Inc. to Fourthstage Technologies, Inc. has been approved by the board and is pending shareholder approval at the Annual Meeting on August 15, 2001.

     Going forward, the Company intends to provide integration, professional and managed services to enterprise-level customers. Aspects of Aperian’s former stand-alone business will be retained, such as the capabilities of its Network Operations Control Center, although the Company’s business will increasingly resemble the Fourthstage business. In the process, the Company will target a different set of customers, offering a different set of products and services than has formerly characterized its business. The Company will also establish a broader physical presence in the continental United States. Logistically, the Company now operates from offices in Phoenix, Arizona; Austin, Houston and Dallas, Texas; Atlanta, Georgia; Tampa, Florida; and Las Vegas, Nevada.

Results of Operations

Revenues. Total revenues increased from $.9 million in the three months ended June 30, 2000 to $7.2 million in the three months ended June 30, 2001, an increase of $6.3 million or 695%. The increase in revenues is due primarily from a shift in focus from the Company’s data center and co-location business to the Fourthstage business model, which provides integration and professional as well as managed services to its enterprise customers.

Costs of Revenues. Total costs of revenues increased from $.8 million in the three months ended June 30, 2000 to $8.4 million in the three months ended June 30, 2001, an increase of $7.6 million. The increase in costs of revenues is due to the completion of additional data centers since the same period of the last fiscal year coupled with a shift in focus from the Company’s data center and co-location business to the Fourthstage business model, which provides integration and professional as well as managed services to its enterprise customers. The current gross deficit reflects the high fixed cost structure of the Company's co-location and data center business.

Operating Expenses

Sales and Marketing. Total sales and marketing increased from $1.8 million in the three months ended June 30, 2000 to $3.2 million in the three months ended June 30, 2001, an increase of $1.4 million or 75%. The increase in sales and marketing expenses reflects increased headcount due to overall growth coupled with the Fourthstage merger, increased sales commissions due to the increase in revenues and expanded promotional activities due to increased revenues. Sales and marketing expenses represented 200% and 44% of our total revenues for the three months ended June 30, 2000 and 2001, respectively.

General and administrative expenses. General and administrative expenses increased from $3.1 million for the three months ended June 30, 2000 to $3.2 million for the three months ended June 30, 2001, an increase of $.1 million or 4%. The increase is primarily related to an increase in salaries and wages due to the growth of the company offset by decreases in contract labor, travel expense and office related expenses. General and administrative expenses represented 338% and 44% of our total revenues for the three months ended June 30, 2000 and 2001, respectively.

Restructuring Charge. The Company recorded a restructuring charge of $5.9 million related to the transition from the Company’s web-hosting and co-location business to the Fourthstage business model, which provides integration, professional and managed services to enterprise customers.

     This restructuring eliminated redundant and unnecessary positions and resulted in a reduction in our workforce of approximately 45%. Employee termination benefits include severance and other benefits as well as the compensation expense related to restricted stock that vested upon the termination of certain employees. The cost of rent for facilities that are to be closed was accrued and is included in lease termination costs.

Interest income (expense), net. Net interest expense for the three months ended June 30, 2001 was $.8 million resulting primarily from interest on outstanding notes payable and capital leases. Net interest income for the three months ended June 30, 2000, was $.5 million. This is attributable to interest earned on the proceeds from the various private placements of common stock of the Company.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash of $1.7 million, a decrease of $10.9 million from March 31, 2001, our previous fiscal year end.

     Our operating activities resulted in net cash outflows of $8.3 million in the three months ended June 30, 2001, compared to $10.0 million in the three months ended June 30, 2000. The cash outflows from operating losses, increases in accounts receivables and decreases in accrued expenses were partially offset by decreases in other current assets, depreciation, amortization of intangibles, including goodwill from the Fourthstage merger, and a restructuring charge of $5.9 million less $1.1 million in cash paid for restructuring.

     Cash used in investing activities was $1.9 million for the three months ended June 30, 2001, resulting from the Fourthstage merger and the purchase of property, plant and equipment. Net cash used in investing activities was $4.5 million for the three months ended June 30, 2000, resulting primarily from the purchase of property, plant and equipment.

     Cash used in financing activities was $.8 million for the three months ended June 30, 2001, resulting primarily from payments on capital leases. Net cash provided by financing activities was $.7 million for the three months ended June 30, 2000, resulting primarily from proceeds received on exercises of warrants and options and the repayment of a shareholder receivable, offset by payments on notes payable and capital leases.

     We intend to generate working capital through profitable operations subsequent to the Internet data centers (IDCs) being sold. We will fund future growth through budgeted use of existing cash reserves generated from profitable operations. We believe our current estimated working capital (after the sale of the IDCs) and capital expenditure requirements could be met with existing cash and cash equivalents, cash from sales of services, and equipment financing lines of credit. We have been approached by several strategic investors who have offered to supply sources of additional working capital, but have chosen to delay the use of this avenue of obtaining capital which would result in dilution to our existing shareholders at this time.

     However, we may seek to raise additional funds through public or private financing, strategic relationships and other arrangements. There can be no assurance that we will be successful in generating sufficient cash flows to support our operations or in raising capital in sufficient amounts on terms acceptable to us. If the Company is unable to sell its IDCs or achieve profitability with the IDCs, and thereby satisfy its $10.0 million obligation to Pictet & Cie, the Company may not be able to continue its operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     There are no material changes to the information included in Item 3 - Legal Proceedings of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

Item 2. Changes in Securities and Use of Proceeds.

     (a)  None

     (b)  During the quarter ended June 30, 2001, we issued shares of Series A 18% Cumulative Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) as described in (c) below. The Series A Preferred Stock is senior to all other capital stock of the Company, including specifically the common stock and any other series or class of stock as may be designated by the board from time to time, in right of priority to distributions paid as dividends or otherwise. No dividends or other distribution with respect to any other series or class of capital stock of the Company shall be declared or paid prior to the declaration and payment in full of all cumulative dividends accrued as of the last day of the preceding quarter.

     (c)  On April 9, 2001, we issued 2,698,423 shares of common stock and 8,396,067 shares Series A Preferred Stock to the shareholders of Fourthstage Technologies, Inc. The terms of the Series A Preferred Stock are described in our Current Report on From 8-K filed with the SEC on April 19, 2001 and in our Definitive Proxy Statement dated July 11, 2001 under “Proposal Three - Approval of Conversion of our Series A 18% Cumulative Convertible Redeemable Preferred Stock into Common Stock.”

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

     None

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     None.

     (b) Reports on Form 8-K.

     April 19, 2001(amended June 20, 2001) —Item 2. Acquisition or Disposition of Assets
     May 10, 2001 —Item 5. Other Events
     June 6, 2001 —Item 8. Change in Fiscal Year

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APERIAN, INC.

Date: August 14, 2001	By:	/s/ Kevin Craig Kevin Craig, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Kevin Craig	President and Chief Executive Officer	August 14, 2001

Kevin Craig

/s/	Stacy LaFrance	Chief Financial Officer	August 14, 2001

Stacy LaFrance