Form 10QSB
period 2001-09-30
FOURTHSTAGE TECHNOLOGIES INC
filed 2001-11-14
CIK 68619

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-8164

FOURTHSTAGE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in charter)

DELAWARE (State of incorporation or organization)	74-2971167 (IRS Employer I.D. No.)

3030 N. 3RD ST., 7TH FLOOR PHOENIX, AZ (Address of principal executive offices)	85012 (Zip Code)

602-776-0883
(Issuer’s telephone number)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

As of October 31, 2001 the Registrant had 25,311,838 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No

FOURTHSTAGE TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

INDEX

		PAGE
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet – September 30, 2001

	Condensed Consolidated Statements of Operations – Six Months

	Ended September 30, 2001 and 2000

	Condensed Consolidated Statements of Cash Flows – Six Months

	Ended September 30, 2001 and 2000

	Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Interim Financial

	Condition and Results of Operations	9

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Changes in Securities and Use of Proceeds	11

Item 3.	Defaults upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FOURTHSTAGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2001

ASSETS

Current assets

Cash	$77,786

Accounts receivable — trade	2,787,277

Other current assets	234,347

Total current assets	3,099,410

Property, plant, and equipment, net	32,829,760

Restricted cash	627,152

Intangible assets	14,569,264

Other assets	764,145

TOTAL ASSETS	$51,889,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable — trade	$5,731,638

Other accrued expenses	1,566,232

Restructuring accrual	635,020

Current maturities of long term debt	1,828,822

Current maturities of notes payable	3,035,000

Current portion of obligations under capital leases	463,072

Total current liabilities	13,259,784

Long-term liabilities

Notes payable	204,150

Long Term Debt	6,527,291

Obligations under capital leases	5,288,278

Deferred rent	1,413,779

Total long-term liabilities	13,433,498

Commitments and Contingencies	—

Total liabilities	26,693,282

Stockholders’ equity

Common stock at $.01 par value; 75,000,000 authorized, 25,311,838 shares (excluding 1,696 shares held in treasury) issued and outstanding	253,116

Additional paid-in-capital	125,283,946

Deferred compensation	(255,597)

Accumulated deficit	(100,085,016)

Total stockholders’ equity	25,196,449

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,889,731

See accompanying notes.

FOURTHSTAGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$5,204,884	$1,806,112	$12,435,215	$2,715,557

Costs of revenues	5,723,414	2,478,538	14,134,728	4,111,622

Gross margin (deficit)	(518,530)	(672,426)	(1,699,513)	(1,396,065)

Selling, general and administrative expenses:

Sales, general, and administrative	4,833,866	7,640,601	11,205,627	11,680,228

Goodwill amortization	843,987	237,983	2,152,368	237,983

Restructuring charge	(601,068)	—	5,298,932	—

Total selling, general and administrative expenses	5,076,785	7,878,584	18,656,927	11,918,211

Operating loss	(5,595,315)	(8,551,010)	(20,356,440)	(13,314,276)

Interest income (expense), net	(545,647)	379,829	(1,344,261)	883,856

Net loss before extraordinary items	(6,140,962)	(8,171,181)	(21,700,701)	(12,430,420)

Extraordinary gain from extinguishment of debt	18,409,166	—	18,409,166	—

Net income (loss)	$12,268,204	$(8,171,181)	$(3,291,535)	$(12,430,420)

Basic and diluted net loss per share before extraordinary items	(0.30)	(0.66)	(1.19)	(1.01)

Basic and diluted extraordinary gain on extinguishment of debt per share	0.90	—	1.01	—

Basic and diluted net income (loss) per share	$0.60	$(0.66)	$(0.18)	$(1.01)

Basic and diluted weighted average shares outstanding	20,490,869	12,444,209	18,237,150	12,313,379

See accompanying notes.

FOURTHSTAGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(3,291,535)	$(12,430,420)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation, including amortization of leased assets	3,546,635	1,534,318

Amortization of intangibles	2,181,976	237,983

Amortization of deferred compensation	646,969	—

Accretion of debt discount	73,885	109,812

Accrued interest on debt	246,681	43,750

Gain on extinguishment of debt	(18,409,166)	—

Loss on disposal of property, plant and equipment	—	16,002

Common stock and options issued for compensation	290,500	(189,904)

Restructuring charge	5,298,932	—

Cash paid for restructuring	(2,310,696)	—

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable — trade	(53,428)	(1,553,654)

Other current assets	868,195	(2,799,709)

Restricted Cash	62,848	—

Other assets	(164,851)	(138,735)

Accounts payable — trade	1,460,113	(5,558,896)

Deferred rent	(9,568)	318,487

Other accrued expenses	(2,384,012)	(320,224)

Net cash used in operating activities	(11,946,522)	(20,731,190)

Cash flows from investing activities:

Purchase of property, plant, and equipment	(678,211)	(17,505,888)

Proceeds from sale of property, plant, and equipment	63,933	16,885

Business acquired, net of cash received	—	(77,691)

Payment for purchase of Fourthstage Technologies, Inc., net of cash acquired	(1,439,667)	—

Net cash used in investing activities	(2,053,945)	(17,566,694)

Cash flows from financing activities:

Payments on obligations under capital leases	(849,665)	(414,278)

Payments on notes payable	(8,005,086)	(606,500)

Proceeds — equipment financing	—	5,304,247

Proceeds — notes payable	10,000,000	10,000,000

Proceeds — issuance of common stock	322,680	—

Proceeds — exercise of warrants	—	528,000

Proceeds — exercise of stock options	25,375	228,844

Repayment of shareholder receivable	—	500,000

Net cash provided by financing activities	1,493,304	15,540,313

Net change in cash and cash equivalents	(12,507,163)	(22,757,571)

Cash and cash equivalents at beginning of period	12,584,949	48,759,109

Cash and cash equivalents at end of period	$77,786	$26,001,538

See accompanying notes.

FOURTHSTAGE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	2001	2000

Supplemental disclosure:

Cash paid during the period for interest:	$26,250		$90,600

Common stock exchanged for payment of payroll taxes	$390,936		$0

Supplemental schedule of non-cash investing and financing activities:

Stock warrants issued for:

Debt issuance	$1,709,643	$

Debt extinguishment	167,500

Acquisition of Webvision

Assets acquired	1,762,441

Liabilities assumed	(1,564,230)

Warrants issued	(215,000)

Goodwill recorded	16,789

Acquisition of Outernet

Assets acquired			732,559

Liabilities assumed			(752,056)

Common stock issued			(7,120,000)

Goodwill recorded			7,139,497

See accompanying notes.

FOURTHSTAGE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and have been prepared on substantially the same basis as our audited annual consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations and cash flows for the interim periods presented have been reflected herein. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the fiscal year ended March 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of SFAS No. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

CHANGE IN A ESTIMATE

         Due to a change in estimates, starting the quarter ended September 30, 2001 the useful life of goodwill has been increased from 3 years to 5 years. The effect of this change on net income (loss) before and after extraordinary items is an increase in net income of $540 thousand or $0.03 per share for the three-month period ended September 30, 2001.

2. FINANCING AGREEMENT

         On July 26, 2001, we entered into a $10.0 million loan agreement with the Swiss bank Pictet & Cie. The loan is partially guaranteed by Goldman Sachs Bank AG. Interest is payable quarterly and was calculated based on a three-month average of LIBOR plus 1.0%. The term of the loan was one year. Funds from this loan were used in the restructuring of our existing debts and capital lease obligations. Subsequently, on November 2, 2001, the term and interest rate on the $10.0 million loan with the Swiss bank Pictet & Cie was renegotiated. The interest rate has been renegotiated to 8% and the term of the loan was increased from 1 year to 4 years with monthly principal and interest payments. In connection with the loan, warrants were issued to purchase 2,947,660 shares of our common stock with an exercise price of $0.93 per share. The warrants were valued at $1,709,643 as a debt discount, and are being amortized to interest expense over the new 4-year term of the loan.

3. EXTINGUISHMENT OF DEBT

         During the quarter ended September 30, 2001, we renegotiated a significant portion of our existing debts and capital lease obligations. As part of this restructuring, we repaid and fully satisfied our $20.0 million convertible preferred note payable and accrued interest with Hewlett-Packard Company (“HP”) through a one-time cash payment of $7.5 million. We also settled our entire obligations relating to a $3.8 million master capital lease and accrued interest with Cisco Capital Corporation (“Cisco”) by entering into a $1.26 million note payable and issuing warrants to purchase 250,000 shares of our common stock with an exercise price of $1.15 per share. A $300,000 cash payment for the note payable was made on October 23, 2001 and a second payment in the amount of $960,000 is due on December 31, 2001. The warrants were determined to have a value of $167,500. A total of $18.4 million has been recognized as a gain on extinguishment of debt on the income statement.

4. ACQUISITIONS

         On April 9, 2001, we consummated a merger with Fourthstage Technologies, Inc. (Fourthstage), a technology integration and development company that provides enterprise integration, professional and managed services, as well as enterprise product development to its enterprise customers. Fourthstage is now a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase. Under the terms of the Merger Agreement, the Fourthstage shareholders were entitled to receive total consideration of (i) cash equal to $3,000,000, half of which was paid at closing; (ii) 2,698,423 shares of our common stock; and (iii) 8,396,067 shares of our Series A Preferred Stock with the rights and preferences set forth on the Certificate of Designation for the Series A Preferred Stock (the “Certificate of Designation”).

         Upon approval of the shareholders on August 15, 2001, each share of Series A Preferred Stock was converted automatically into one share of our common stock, and the former Fourthstage shareholders were not entitled to receive any accrued but unpaid dividends on the Series A Preferred Stock that would have been otherwise payable to them.

         On August 12, 2001, we acquired certain assets and liabilities of Webvision, Inc. (Webvision), a web hosting and software development company. The acquisition was accounted for as a purchase. Under the terms of the Asset Purchase Agreement, as total consideration in the purchase, we issued warrants to purchase 250,000 shares of our common stock with an exercise price of $1 per share. The warrants were determined to have a value of $215,000.

5. CONVERSION OF PREFERRED STOCK

         As of August 15, 2001, the shareholders approved the conversion of 8,396,067 shares of our Series A Preferred Stock into 8,396,067 shares of our common stock.

6. EARNINGS PER SHARE

         Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of stock options and warrants using the treasury method and dilutive convertible securities using the if-converted method. Net income (loss) per share is presented in the consolidated statements of operations.

7. RESTRUCTURING

         During the quarter ended June 30, 2001, we recorded a restructuring charge of $5.9 million related to the transition from our web-hosting and co-location business model to the Fourthstage business model, which provides integration, professional and managed services to enterprise customers.

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

         During the quarter ended September 30, 2001, the restructuring accrual was reduced by $601 thousand based on changes in estimates.

         The restructuring is summarized as follows:

	Charged to expense		Balance at September 30,
	in 2001	Utilized in 2001	2001

	(in thousands)
Employee termination benefits	$4,220	($3,885)	$335

Lease termination costs	1,079	(779)	300

Restructuring charge	$5,299	($4,664)	$635

8. SUBSEQUENT EVENTS

         In November 2001, additional debt settlements were completed which will be paid in full subsequent to quarter end. These additional settlements will result in an additional gain from debt extinguishment in the coming quarter.

         On November 2, 2001, the term and interest rate on the $10.0 million loan with the Swiss bank Pictet & Cie was renegotiated. The interest rate has been renegotiated to 8% and the term of the loan was increased from 1 year to 4 years with monthly principal and interest payments.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This quarterly report on Form 10-QSB contains forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Words used in this report such as “believe”, “anticipate”, “expect”, “may”, “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to update or revise these forward-looking statements to reflect any future events or circumstances. Readers are urged to carefully review and consider the various disclosures we made in this report, including those under the section entitled “Risk Factors”, “Business” and elsewhere in our Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

Overview

         As a result of the April 9, 2001 merger between Aperian, Inc. and Fourthstage, a privately held Arizona-based company, we have begun a transition from our former web-hosting and co-location business model toward the Fourthstage business model, which provides integration, professional and managed services to enterprise customers. Fourthstage has demonstrated this business model to be profitable and capable of producing positive cash flows in their fiscal year 2000 performance, which ended December 31, 2000. Much of this business transition has been completed since the merger.

         Related to the merger, our board has approved the relocation of its headquarters to the main office of Fourthstage, in Phoenix. The board has also adopted a calendar-based fiscal year, which will result in a shortened year (“stub year’’) over the remainder of calendar year 2001. Adoption of the change in name from Aperian, Inc. to Fourthstage Technologies, Inc. has been approved by our shareholders during the Annual Meeting held on August 15, 2001. In conjunction with the change in our company name, the board approved a change in the company ticker symbol to “FOUR’’.

         Going forward, we intend to provide integration, professional and managed services to enterprise-level customers. Aspects of our former stand-alone business will be retained, such as the capabilities of our Network Operations Control Center, although our business will increasingly resemble the Fourthstage business. In the process, we will target a different set of customers, offering a different set of products and services than has formerly characterized its business. We will also establish a broader physical presence in the continental United States. Together, we now operate from offices in Phoenix, Arizona; Austin, Houston and Dallas, Texas; Atlanta, Georgia; Tampa, Florida; and Torrance, California.

Results of Operations

Revenues. Total revenues increased from $1.8 million in the three months ended September 30, 2000 to $5.2 million in the three months ended September 30, 2001, an increase of $3.4 million or 188%. Total revenues increased from $2.7 million in the six months ended September 30, 2000 to $12.4 million in the six months ended September 30, 2001, a increase of $9.7 million or 358%. The increase in revenues is due primarily from a shift in focus from our data center and co-location business model to the Fourthstage business model, which provides integration and professional as well as managed services to our enterprise customers.

Costs of Revenues. Total costs of revenues increased from $2.5 million in the three months ended September 30, 2000 to $5.7 million in the three months ended September 30, 2001, an increase of $3.2 million 131%. Total costs of revenues increased from $4.1 million in the six months ended September 30, 2000 to $14.1 million in the six months ended September 30, 2001, an increase of $10.0 million or 244%. The increase in costs of revenues is due to the completion of additional data centers since the same period of the last fiscal year. The current gross deficit reflects the high fixed cost structure of our co-location and data center business model.

Operating Expenses

Sales, general and administrative expenses. Total sales, general and administrative expenses decreased from $7.6 million in the three months ended September 30, 2000 to $4.8 million in the three months ended September 30, 2001, a decrease of $2.8 million or 37%. Total sales, general and administrative expenses decreased from $11.7 million in the six months ended September 30, 2000 to $11.2 million in the six months ended September 30, 2001, a decrease of $475 thousand or 4%. The decrease is largely due to layoffs in the six months ended September 30, 2001 and a favorable use tax judgment that allowed the Company to reverse a $400 thousand tax accrual in the quarter ended September 30, 2001.

Goodwill amortization. Goodwill amortization increased from $238 thousand for the quarter ended September 30, 2000 to $844 thousand for the quarter ended September 30, 2001, an increase of $606 thousand. Goodwill amortization expenses increased from $238 thousand for the six months ended September 30, 2000 to $2.15 million for the six months ended September 30, 2001, an increase of $1.9 million. The increase is entirely due to the goodwill resulting from the Fourthstage merger.

Restructuring Charge. In the three months ended September 30, 2001, we recorded a restructuring credit of $0.6 million related to changes in estimates of the previous quarters restructuring accrual. In the quarter ended June 30, 2001, we recorded a restructuring charge of $5.9 million related to the transition of our web-hosting and co-location business model to the Fourthstage business model, which provides integration, professional and managed services to enterprise customers.

Interest income (expense). Net interest expense for the three and six months ended September 30, 2001 was $546 thousand and $1.3 million, respectively, resulting primarily from interest on outstanding notes payable and capital leases. Net Interest income for the three and six months ended September 30, 2000, was $380 thousand and $884 thousand, respectively. This is attributable to interest earned on the proceeds from the various private placement of our common stock.

Liquidity and Capital Resources

         As of September 30, 2001, we had cash of $78 thousand, a decrease of $12.5 million from March 31, 2001, our previous fiscal year end.

         Our operating activities resulted in net cash outflows of $11.9 million in the six months ended September 30, 2001, compared to $20.7 million in the six months ended September 30, 2000. The cash outflows from operating losses, decreases in accrued expenses were partially offset by decreases in other current assets, depreciation, amortization of intangibles, including goodwill from the Fourthstage merger, and a net restructuring charge of $5.3 million less cash paid of $2.3 million.

         Cash used in investing activities was $2.1 million for the six months ended September 30, 2001, resulting from the Fourthstage merger and the purchase of property, plant and equipment. Net cash used in investing activities was $17.6 million for the six months ended September 30, 2000, resulting primarily from the purchase of property, plant and equipment.

         Cash provided in financing activities was $1.5 million for the six months ended September 30, 2001, resulting primarily from the proceeds of the Pictet & Cie notes payable, offset by payments on the HP notes payable and capital leases. Net cash provided by financing activities was $15.5 million for the six months ended September 30, 2000, resulting primarily from proceeds received from a $10.0 million notes payable, equipment financing, exercises of warrants and options and the repayment of a shareholder receivable, offset by payments on notes payable and capital leases

         Our management believes we will need to raise additional capital as well as continue to reduce expenses to sustain our operations in 2001. Management has been in discussions with several financing alternatives utilizing both equity and debt alternatives. The failure of management to accomplish these initiatives will adversely affect our business, financial conditions, results of operations and its ability to continue as a going concern.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         There are no material changes to the information included in Item 3 – Legal Proceedings of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001.

Item 2. Changes in Securities and Use of Proceeds.

         (a)  None

         (b)  At the Annual Shareholders Meeting, our shareholders approved the conversion of 8,396,067 shares of our Series A Preferred Stock paid to the shareholders of Fourthstage Technologies, Inc. into 8,396,067 shares of our common stock.

         (c)  On September 24, 2001, we issued 645,362 shares of our common stock to employees and board members for a total consideration of $322,681.

         The issuance of the above securities was determined to be exempt from registration under the Securities Act in reliance on Regulation D promulgated under the Securities Act as a transaction by an issuer not involving any public offering. In addition, the recipients of securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, or were informed of the restrictions on resale of such securities, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access to information about us.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         The 2001 Annual Meeting of Shareholders (“the Meeting”) was held in Scottsdale, Arizona on August 15, 2001. Shareholders were asked to approve the following four initiatives: (1) elect five directors to the board; (2) approve an amendment to the certificate of incorporation to change our company name from Aperian, Inc. to Fourthstage Technologies, Inc.; (3) approve the conversion of the Series A Cumulative Convertible Preferred Stock into shares of commons stock; and, (4) approve an amendment to the 2000 Stock Option Plan to increase the number of shares that may be issued under the Plan from 4,000,000 to 7,500,000.

         Shareholders approved each of the four proposals submitted for consideration. There were 3,635 accounts representing 16,197,050 shares as of the July 9, 2001 record date. Of the total, shareholders holding 11,718,509, or approximately 72 percent of the shares eligible to vote were present in person or by proxy at the meeting.

         With respect to proposal one, regarding the election of directors, shareholders approved the election of the following five nominees: Kevin Craig, David Ghermezian, Davinder Sethi, Joe Tippens and Mark Weiss. Each nominee received support from at least 70 percent of the total shares outstanding, and more than 95 percent of the shares represented at the meeting. The term for each director will expire at the 2002 Annual Meeting of Shareholders.

         With respect to proposal two, concerning the amendment to the certificate of incorporation, wherein we sought to change our name to Fourthstage Technologies, Inc., more than 99 percent of the shares represented at the meeting were voted in support for our proposal. Of the total shares outstanding, we received support from over 72 percent of the shares. Under Delaware law, the affirmative vote of the holders of a majority of the outstanding shares entitled to vote is required to adopt an amendment to the certificate of incorporation to change the company name.

         With respect to proposal three, wherein we sought approval to convert the Company’s Series A Cumulative Convertible Preferred Stock into shares of common stock, the holders of the 2,698,423 shares of preferred stock were not eligible to vote. Thus, with respect to proposal three, 13,498,627 shares were eligible to vote. Of the shares represented at the meeting, 54 percent voted in support of our proposal. For approval, this matter required the affirmative vote of a majority of the total votes cast in person or by proxy at the meeting.

         With respect to proposal four, regarding an amendment to increase in the number of shares that may be issued under the Company’s 2000 Stock Option Plan, more than 57 percent of the shares represented at the meeting voted in support of this initiative. The amendment increased the maximum number of shares that may be issued under the Plan to 7,500,000 shares. For approval, this matter required the affirmative vote of a majority of the total votes cast in person or by proxy at the meeting.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

         None.

         (b)  Reports on Form 8-K.
         August 15, 2001 – Item 5. Other Events and Item 7. Exhibits
         August 17, 2001 – Item 5. Other Events

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOURTHSTAGE TECHNOLOGIES, INC.

Date: November 14, 2001	By:	/s/ Kevin Craig Kevin Craig, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Craig Kevin Craig	President and Chief Executive Officer	November 14, 2001

/s/ Michelle Merhar Michelle Merhar	Chief Accounting Officer	November 14, 2001